Form 10-Q
period 2021-03-31
Kayne Anderson BDC, Inc.
filed 2021-05-17
CIK 1747172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-56201

Kayne Anderson BDC, Inc.

Delaware	83-0531326
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

811 Main Street, 14th Floor, Houston, TX	77002
(Address of principal executive offices)	(Zip Code)

(713) 493-2020

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of May 14, 2021, the registrant had 9,199,767 shares of common stock, $0.001 par value per share, outstanding. As of May 14, 2021, there was no public market for the registrant’s shares.

i

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that involve substantial known and unknown risks, uncertainties and other factors. Undue reliance should not be placed on such statements. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about the company, current and prospective portfolio investments, the industry, beliefs and assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond control of the Company and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:

●	future operating results;

●	business prospects and the prospects of portfolio companies;

●	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including changes from the impact of the novel coronavirus (SARS-CoV-2) and related respiratory disease (“COVID-19”) pandemic;

●	the ability of KA Credit Advisors, LLC (our “Advisor”) to locate suitable investments and to monitor and administer investments;

●	the ability of the Advisor and its affiliates to attract and retain highly talented professionals;

●	risk associated with possible disruptions in operations or the economy generally;

●	the timing of cash flows, if any, from the operations of the companies in which the Company invests;

●	the ability of the companies in which the Company invests to achieve their objectives, including as a result of the current COVID-19 pandemic;

●	the ability of the Company to continue to effectively manage the business due to the disruptions caused by the current COVID-19 pandemic;

●	the dependence of the future success on the general economy and its effect on the industries in which the Company invests;

●	the ability to maintain qualification as a business development company (“BDC”) and as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”);

●	the use of borrowed money to finance a portion of the Company’s investments;

●	the adequacy, availability and pricing of financing sources and working capital for the Company;

●	actual or potential conflicts of interest with the Advisor and its affiliates;

●	contractual arrangements and relationships with third parties;

●	the current economic downturn, interest rate volatility, loss of key personnel, and the illiquid nature of investments of the Company; and

●	the risks, uncertainties and other factors the Company identifies under “Item 1A. Risk Factors” and elsewhere in this quarterly report on Form 10-Q.

Although the Company believes that the assumptions on which these forward-looking statements are based are reasonable, any of the assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this quarterly report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Item 1A. Risk Factors” and elsewhere in this quarterly report on Form 10-Q. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this quarterly report on Form 10-Q. Moreover, the Company assumes no duty and does not undertake to update the forward-looking statements.

ii

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Kayne Anderson BDC, Inc.

Consolidated Statements of Assets and Liabilities

	March 31, 2021 (Unaudited)	December 31, 2020
Assets:
Investments, at fair value:
Long-term investments (amortized cost of $153,232,958)	$156,031,005	$-
Short-term investments (amortized cost of $17,377,178)	17,377,178	-
Cash and cash equivalents	5,806,600	10,000
Deferred offering costs	219,547	230,534
Receivable for sales of investments	3,953,182	-
Receivable for principal payments on investments	68,037	-
Interest receivable	713,787	-
Prepaid expenses and other assets	170,945	177,075
Total Assets	$184,340,281	$417,609

Liabilities:
Loan and Security Agreement (Note 6)	$50,000,000	$-
Unamortized Loan and Security Agreement issuance costs	(325,938)	-
Subscription Credit Facility (Note 6)	40,000,000	-
Unamortized Subscription Credit Facility issuance costs	(187,468)	-
Accrued organizational and offering costs	101,596	141,360
Payable for investments purchased	5,120,113	-
Payables to affiliates (Note 3)	1,215,005	1,074,399
Management fee payable	176,043	-
Accrued expenses and other liabilities	361,660	-
Accrued other general and administrative expenses	232,363	-
Total Liabilities	$96,693,374	$1,215,759

Commitments and contingencies (Note 8)

Net Assets:
Common Shares, $0.001 par value; 100,000,000 shares authorized; 5,667,333 as of March 31, 2021 issued and outstanding	5,667	-
Additional paid-in capital	85,004,333	-
Total distributable earnings (deficit)	2,636,907	-
Total member’s capital (deficit)	-	(798,150)
Total Net Assets	$87,646,907	$(798,150)
Total Liabilities and Net Assets	$184,340,281	$417,609
Net Asset Value Per Common Share	$15.47	n/a

See accompanying notes to financial statements.

Kayne Anderson BDC, Inc.

Consolidated Statement of Operations

(Unaudited)

For the quarter ended
March 31, 2021
Income:
Investment income from investments:
Interest income	$1,736,558
Total Investment Income	1,736,558

Expenses:
Interest expense	461,469
Management fees	176,043
Professional fees	107,617
Directors fees	65,000
Offering costs	38,952
Initial organization costs	175,465
Other general and administrative expenses	97,327
Total Expenses	1,121,873
Net Investment Income (Loss)	614,685

Realized and unrealized gains (losses) on investments
Net realized gains (losses):
Investments	32,324
Total net realized gains (losses)	32,324
Net change in unrealized gains (losses):
Investments	2,798,048
Total net change in unrealized gains (losses)	2,798,048
Total realized and unrealized gains (losses)	2,830,372

Net Increase (Decrease) in Net Assets Resulting from Operations	$3,445,057

Per Common Share Data:
Basic and diluted net investment income per common share	$0.11
Basic and diluted net increase in net assets resulting from operations	$0.61
Weighted Average Common Shares Outstanding - Basic and Diluted	5,667,333

See accompanying notes to financial statements.

Kayne Anderson BDC, Inc.

Consolidated Statement of Changes in Net Assets

(Unaudited)

For the quarter ended
March 31, 2021
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$614,685
Net realized gains (losses) on investments	32,324
Net change in unrealized gains (losses) on investments	2,798,048
Net Increase (Decrease) in Net Assets Resulting from Operations	3,445,057

Increase in Net Assets Resulting from Capital Share Transactions
Issuance of common shares	85,000,000
Net Increase in Net Assets Resulting from Capital Share Transactions	85,000,000
Total Increase (Decrease) in Net Assets	88,445,057
Net Assets, Beginning of Period	(798,150)
Net Assets, End of Period	$87,646,907

See accompanying notes to financial statements.

Kayne Anderson BDC, Inc.

Consolidated Statement of Cash Flows

(Unaudited)

For the quarter ended
March 31, 2021
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$3,445,057
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized (gains)/losses on investments	(32,324)
Net change in unrealized (gains)/losses on investments	(2,798,048)
Net accretion of discount on investments	(168,177)
Purchases of short-term investments	(17,377,178)
Purchases of portfolio investments	(157,975,978)
Proceeds from sale of portfolio investments	5,018,061
Paid-in-kind interest from portfolio investments	(74,540)
Amortization of deferred financing cost	35,047
Increase/(decrease) in operating assets and liabilities:
(Increase)/decrease in receivable for sales of investments	(3,953,182)
(Increase)/decrease in interest and dividends receivable	(713,787)
(Increase)/decrease in deferred offering costs	10,987
(Increase)/decrease in receivable for principal payments on investments	(68,037)
(Increase)/decrease in prepaid expenses and other assets	6,130
Increase/(decrease) in payable for investments purchased	5,120,113
Increase/(decrease) in management fees payable	176,043
Increase/(decrease) in payable to affiliate	140,606
Increase/(decrease) in accrued organizational and offering costs	(39,764)
Increase/(decrease) in accrued expenses and other liabilities	361,660
Increase/(decrease) in accrued other general and administrative expenses	232,363
Net cash used in operating activities	(168,654,948)
Cash Flows from Financing Activities:
Borrowings on Loan and Security Agreement, net	50,000,000
Borrowings on Subscription Credit Facility, net	40,000,000
Payments of debt issuance costs	(548,452)
Proceeds from issuance of common shares	85,000,000
Net cash provided by financing activities	174,451,548
Net increase in cash and cash equivalents	5,796,600
Cash and cash equivalents, beginning of period	10,000
Cash and cash equivalents, end of period	$5,806,600

Supplemental and Non-Cash Information:
Interest paid during the period	$11,396

See accompanying notes to financial statements.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of March 31, 2021

(Unaudited)

Portfolio Company(1)	Investment	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Debt Investments
Private Credit Investments(4)
Automobiles & components
Speedstar Holding LLC	First lien senior secured loan	8.00% (L + 7.00%)	1/22/2027	$5,043,224	$4,932,963	$5,043,224	5.8%
	First lien senior secured delayed draw term loan	8.00% (L + 7.00%)	1/22/2027	-	-	-	0.0%
				5,043,224	4,932,963	5,043,224	5.8%
Capital goods
Broder Bros., Co.	First lien senior secured loan	9.75% (L + 8.50%)	12/2/2022	5,461,140	4,985,667	5,242,695	6.0%
Fastener Distribution Holdings, LLC	First lien senior secured delayed draw term loan	8.00% (L + 7.00%)	4/1/2022	2,220,231	2,201,059	2,220,231	2.5%
	First lien senior secured loan	8.00% (L + 7.00%)	4/1/2022	1,954,628	1,937,747	1,954,628	2.2%
Friedrich Air Conditioning Co., LTD	First lien senior secured loan	7.00% (L + 6.00%)	2/7/2023	1,496,769	1,483,353	1,496,769	1.7%
GEON Performance Solutions	First lien senior secured loan	7.88% (L + 6.25%)	10/25/2024	4,426,724	4,384,865	4,426,724	5.1%
	First lien senior secured revolving loan	7.88% (L + 6.25%)	10/25/2024	-	-	-	0.0%
				15,559,492	14,992,691	15,341,047	17.5%
Commercial & professional services
Advanced Environmental Monitoring	First lien senior secured loan	7.50% (L + 6.50%)	1/29/2026	7,371,545	7,124,922	7,371,545	8.4%
PMFC Holding, LLC	First lien senior secured delayed draw term loan	8.50% (L + 7.50%)	7/31/2023	2,868,984	2,842,716	2,868,984	3.3%
	First lien senior secured loan	8.50% (L + 7.50%)	7/31/2023	5,718,855	5,666,642	5,718,855	6.5%
	First lien senior secured revolving loan	8.50% (L + 7.50%)	7/31/2023	-	-	-	0.0%
				15,959,384	15,634,280	15,959,384	18.2%
Consumer durables and apparel
BEL USA, LLC	First lien senior secured loan	9.50% (L + 8.00%), incl. 1.20% PIK	11/2/2023	149,823	148,451	147,575	0.2%
	First lien senior secured loan	8.00% (L + 6.50%)	11/2/2023	9,003,046	8,793,062	8,868,001	10.1%
New Era Cap Company, Inc.	First lien senior secured loan	7.50% (L + 6.50%)	9/10/2023	12,822,254	12,702,812	12,950,477	14.8%
YS Garments, LLC	First lien senior secured loan	7.00% (L + 6.00%)	8/9/2024	8,526,896	8,325,213	8,484,261	9.7%
				30,502,019	29,969,538	30,450,314	34.8%
Diversified financials
Atria Wealth Solutions, Inc.	First lien senior secured loan	7.00% (L + 6.00%)	11/30/2022	5,231,057	5,158,971	5,231,057	6.0%
				5,231,057	5,158,971	5,231,057	6.0%
Food, beverage & tobacco
Pretzels, LLC	First lien senior secured loan	7.00% (L + 6.00%)	10/22/2024	3,238,013	3,207,706	3,270,393	3.7%
WhiteBridge Pet Brands, LLC	First lien senior secured loan	6.25% (L + 5.25%)	1/24/2025	7,924,558	7,732,115	7,924,558	9.0%
				11,162,571	10,939,821	11,194,951	12.7%
Health care equipment & services
OMH-HealthEdge Holdings, LLC	First lien senior secured loan	6.25% (L + 5.25%)	10/24/2025	12,468,750	12,191,705	12,468,750	14.2%
Smile Doctors, LLC	First lien senior secured loan	7.00% (L + 6.00%)	10/6/2022	2,171,400	2,151,997	2,171,400	2.5%
Smile Doctors, LLC	First lien senior secured revolving loan	7.00% (L + 6.00%)	10/6/2022	-	-	-	0.0%
				14,640,150	14,343,702	14,640,150	16.7%
Household & personal products
PH Beauty Holdings III, Inc.	First lien senior secured loan	5.19% (L + 5.00%)	9/28/2025	9,716,284	9,295,425	9,376,214	10.7%
				9,716,284	9,295,425	9,376,214	10.7%
Materials
Cyalume Technologies Holdings, Inc.	First lien senior secured loan	7.50% (L + 6.00%)	10/25/2024	1,897,752	1,879,812	1,897,752	2.2%
Deflecto, LLC	First lien senior secured loan	8.50% (L + 7.50%)	9/22/2022	962,676	954,114	962,676	1.1%
Drew Foam Companies, Inc.	First lien senior secured loan	7.50% (L + 6.50%)	11/5/2025	3,684,298	3,630,231	3,684,298	4.2%
	First lien senior secured loan	7.50% (L + 6.50%)	11/15/2025	792,178	780,672	792,178	0.9%
	First lien senior secured loan	7.50% (L + 6.50%)	11/5/2025	3,029,073	2,984,621	3,029,073	3.5%
Fralock Buyer LLC	First lien senior secured loan	7.00% (L + 6.00%)	4/17/2024	5,522,176	5,403,220	5,522,176	6.3%
	First lien senior secured revolving loan	7.00% (L + 6.00%)	4/17/2024	-	-	-	0.0%
Meridian Adhesives Group, Inc.	First lien senior secured loan	6.50% (L + 5.50%)	9/25/2023	5,726,424	5,673,201	5,726,424	6.5%
	First lien senior secured loan	7.25% (L + 6.25%)	9/25/2023	4,304,444	4,211,378	4,304,444	4.9%
				25,919,021	25,517,249	25,919,021	29.6%
Pharmaceuticals, biotech & life sciences
Foundation Consumer Brands	First lien senior secured loan	7.38% (L + 6.38%)	10/1/2026	9,423,077	9,327,157	9,423,077	10.8%
	First lien senior secured revolving loan	7.38% (L + 6.38%)	10/1/2026	-	-	-	0.0%
				9,423,077	9,327,157	9,423,077	10.8%
Retailing
Sundance Holdings Group, LLC	First lien senior secured loan	9.00% (L + 8.00%), incl 2.00% PIK	5/1/2024	9,521,641	9,063,700	9,378,816	10.7%
				9,521,641	9,063,700	9,378,816	10.7%
Total Private Credit Investments				152,677,920	149,175,497	151,957,255	173.5%

Portfolio Company(1)	Investment	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets

Liquid Credit Investments
Automobiles & components
Clarios Global LP (4)	First lien senior secured loan	3.36% (L + 3.25%)	4/30/2026	433,744	433,744	428,865	0.5%
				433,744	433,744	428,865	0.5%
Capital goods
Harsco Corporation (4)(5)	First lien senior secured loan	2.75% (L + 2.25%)	3/10/2028	192,616	191,653	190,930	0.2%
Kodiak Building Partners Foundation (4)	First lien senior secured loan	4.00% (L + 3.25%)	3/13/2028	674,086	670,727	669,873	0.8%
LSF11 Skyscraper HoldCo S.a.r.l. (4)(5)	First lien senior secured loan	4.25% (L + 3.50%)	9/29/2027	191,582	190,624	191,103	0.2%
TAMKO Building Products LLC (4)(5)	First lien senior secured loan	3.36% (L + 3.25%)	5/29/2026	443,409	440,084	440,917	0.5%
				1,501,693	1,493,088	1,492,823	1.7%
Chemicals
Tronox Holdings plc	First lien senior secured loan	4.63%	5/15/2029	100,000	100,000	100,125	0.1%
				100,000	100,000	100,125	0.1%
Health care equipment & services
Boncura Health Solutions (fka, Midwest Physician Administrative Services) (4)(5)	First lien senior secured loan	4.00% (L + 3.25%)	3/12/2028	231,139	229,983	229,551	0.3%
				231,139	229,983	229,551	0.3%
Materials
Arconic Corporation	First lien senior secured loan	6.13%	2/15/2028	100,000	106,190	106,366	0.1%
				100,000	106,190	106,366	0.1%
Software & services
Orion Advisor Solutions, Inc. (4)(5)	First lien senior secured loan	4.50% (L + 3.75%)	9/24/2027	137,723	137,379	137,551	0.2%
RealPage, Inc. (4)(5)	First lien senior secured loan	3.75% (L + 3.25%)	2/18/2028	962,483	960,077	957,536	1.1%
				1,100,206	1,097,456	1,095,087	1.3%
Technology hardware & equipment
International Game Technology PLC	First lien senior secured loan	4.13%	4/15/2026	200,000	200,000	205,550	0.2%
				200,000	200,000	205,550	0.2%
Transportation
American Airlines, Inc.	First lien senior secured loan	5.50%	4/20/2026	298,000	298,000	310,126	0.4%
	First lien senior secured loan	5.75%	4/20/2029	99,000	99,000	105,257	0.1%
				397,000	397,000	415,383	0.5%
Total Liquid Credit Investments(6)				4,063,782	4,057,461	4,073,750	4.7%
Total Debt Investments				156,741,702	153,232,958	156,031,005	178.2%

				Number of Shares	Cost	Fair Value	Percentage of Net Assets
Short-Term Investments
First American Treasury Obligations Fund - Class Z, 0.03% (7)				17,377,178	17,377,178	17,377,178	19.8%
Total Short-Term Investments				17,377,178	17,377,178	17,377,178	19.8%

Total Investments					$170,610,136	$173,408,183	198.0%

Liabilities in Excess of Other Assets						(85,761,276)	(98.0)%
Net Assets						$87,646,907	100.0%

(1)	As of March 31, 2021, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company.
(2)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(3)	As of March 31, 2021, the tax cost of the Company's investments approximates their amortized cost.
(4)	Loan contains a variable rate structure, that may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three- or six-month LIBOR) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate),
(5)	Investments or a portion of such investments have yet to settle as of March 31, 2021.
(6)	Liquid credit investments are traded corporate bonds, loans or loan participations that are valued using the bid price provided by an independent pricing service, by an independent broker, the agent bank, syndicate bank or principal market maker. See Note 5 – Fair Value.
(7)	The rate indicated is the yield as of March 31, 2021.

See accompanying notes to financial statements.

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 1. Organization

Organization

Kayne Anderson BDC, Inc. (the “Company”) is an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for U.S. federal income tax purposes, the Company intends to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

The Company was formed as a Delaware limited liability company in May 2018. Prior to February 5, 2021, the Company was devoting substantially all of its efforts to establishing the business and conducted organizational and marketing efforts, which the Company incurred in the third quarter of 2020. The Company was formed to make investments in middle-market companies and commenced operations on February 5, 2021. On this same date, prior to the Company’s election to be regulated as a BDC under the 1940 Act, the Company completed a conversion from a Delaware limited liability company into a Delaware corporation and Kayne Anderson BDC, Inc. succeeded to the business of Kayne Anderson BDC, LLC. On January 25, 2021, the Company entered into subscription agreements with investors for an aggregate capital commitment of $154,305,000 to purchase shares of the Company’s common stock. On February 5, 2021, the Company sold 5,666,667 shares of its common stock to these investors at a price of $15.00 per share for an aggregate offering price of $85,000,000.

KA Credit Advisors, LLC (the “Advisor”) is an indirect subsidiary of Kayne Anderson Capital Advisors, L.P. (“KACALP” or “Kayne Anderson”). The Advisor is registered with the Securities and Exchange Commission (“SEC”) as an investment advisor under the Investment Advisory Act of 1940. Subject to the overall supervision of the Company’s board of directors (the “Board”), the Advisor is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring investments and monitoring its investments and portfolio companies on an ongoing basis. The Board consists of five directors, three of whom are independent (including the Board’s chairperson).

The Company’s investment objective is to generate current income and, to a lesser extent, capital appreciation primarily through debt investments in middle-market companies.

The Company conducts private offerings of its Common Stock to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). At the closing of any private offering, each investor will make a capital commitment (a “Capital Commitment”) to purchase shares of its Common Stock (“Shares”) pursuant to a subscription agreement entered into with the Company. Investors will be required to fund drawdowns to purchase Shares up to the amount of their respective Capital Commitments each time the Company delivers a notice to the investors. Following the initial closing of the private offering (the “Initial Closing”) on February 5, 2021 and prior to any Liquidity Event (as defined below), the Advisor may, in its sole discretion, permit one or more additional closings of the private offering. A “Liquidity Event” is defined as (a) an initial public offering of Shares (the “Initial Public Offering”) or the listing of Shares on an exchange (together with the Initial Public Offering, an “Exchange Listing”), (b) the sale of the Company or (c) a disposition of the Company’s investments and distribution of the net proceeds (after repayment of borrowed funds or other forms of leverage) to the Company’s investors.

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 2. Significant Accounting Policies

A. Basis of Presentation—the accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company is an investment company and follows accounting and reporting guidance of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 946 — “Financial Services — Investment Companies.” In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair statement of the consolidated financial statements for the periods presented, have been included.

B. Consolidation—As provided under Regulation S-X and ASC Topic 946 – “Financial Services – Investment Companies”, the Company will generally not consolidate its investment in a company other than a wholly-owned investment company or controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the accounts of the Company’s wholly-owned subsidiary, Kayne Anderson BDC Financing, LLC, (“KABDCF”), in its consolidated financial statements.  All significant intercompany balances and transactions have been eliminated in consolidation.

C. Use of Estimates—the preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the period. Actual results could differ materially from those estimates.

D. Cash and Cash Equivalents—cash and cash equivalents include short-term, liquid investments with an original maturity of three months or less and include money market fund accounts.

E. Investment Valuation, Fair Value—the Company conducts the valuation of its investments consistent with GAAP and the 1940 Act. The Company’s investments will be valued no less frequently than quarterly, in accordance with the terms of Topic 820 of the Financial Accounting Standards Board’s Accounting Standards Codification, Fair Value Measurement and Disclosures (“ASC 820”).

Traded Investments (Level 1 or Level 2)

Investments for which market quotations are readily available will typically be valued at those market quotations. Traded investments such as corporate bonds, preferred stock, bank notes, loans or loan participations are valued by using the bid price provided by an independent pricing service, by an independent broker, the agent bank, syndicate bank or principal market maker. When price quotes for investments are not available, or such prices are stale or do not represent fair value in the judgment of the Company’s Advisor, fair market value will be determined using the Company’s valuation process for investments that are privately issued or otherwise restricted as to resale.

The Company may also invest, to a lesser extent, in equity securities purchased in conjunction with debt investments. While the Company anticipates these equity securities to be issued by privately held companies, the Company may hold equity securities that are publicly traded. Equity securities listed on any exchange other than the NASDAQ Stock Market, Inc. (“NASDAQ”) are valued, except as indicated below, at the last sale price on the business day as of which such value is being determined. If there has been no sale on such day, the securities are valued at the mean of the most recent bid and ask prices on such day. Securities admitted to trade on the NASDAQ are valued at the NASDAQ official closing price. Equity securities traded on more than one securities exchange are valued at the last sale price on the business day as of which such value is being determined at the close of the exchange representing the principal market for such securities. Equity securities traded in the over-the-counter market, but excluding securities admitted to trading on the NASDAQ, are valued at the closing bid prices.

Non-Traded Investments (Level 3)

Investments that are privately issued or otherwise restricted as to resale, as well as any security for which (a) reliable market quotations are not available in the judgment of the Company’s Advisor, or (b) the independent pricing service or independent broker does not provide prices or provides a price that in the judgment of the Company’s Advisor is stale or does not represent fair value, shall each be valued in a manner that most fairly reflects fair value of the security on the valuation date. The Company expects that a significant majority of its investments will be Level 3 investments. Unless otherwise determined by the Board, the following valuation process is used for the Company’s Level 3 investments:

●	Investment Team Valuation. The applicable investments are valued by senior professionals of Kayne Anderson who are responsible for the portfolio investments. The value of each portfolio company or investment will be initially reviewed by the investment professionals responsible for such portfolio company or investment and, for non-traded investments (i.e., illiquid securities/instruments), a standardized template designed to approximate fair market value based on observable market inputs, updated credit statistics and unobservable inputs will be used to determine a preliminary value. The investments will be valued no less frequently than quarterly, with new investments valued at the time such investment was made.

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements (Unaudited)

●	Investment Team Valuation Documentation. Preliminary valuation conclusions will be determined by the Company’s executive officers. Such valuation and supporting documentation is submitted to the Audit Committee (a committee of the Board) and the Board on a quarterly basis.

●	Audit Committee. The Audit Committee meets to consider the valuations submitted by our executive officers at the end of each quarter. Between meetings of the Audit Committee, the executive officers of the Company are authorized to make valuation determinations. All valuation determinations of the Audit Committee are subject to ratification by the Board at its next regular meeting.

●	Valuation Firm. Quarterly, a third-party valuation firm engaged by the Board reviews the valuation methodologies and calculations employed for each of the Company’s investments that the Company has placed on the “watch list” and approximately 25% of its remaining investments. The third-party valuation firm will review all of the Level 3 investments at least once per year, on a rolling twelve-month basis. The Company expects the quarterly report issued by the third-party valuation firm will assist the Board in determining the fair values of the investments reviewed.

●	Board Determination. The Company’s Board meets quarterly to consider the valuations provided by the Company’s executive officers and the Audit Committee and ratify valuations for the applicable investments. The Company’s Board considers the report provided by the third-party valuation firm in reviewing and determining in good faith the fair value of the applicable portfolio investments.

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

F. Interest Income Recognition— Interest income is recorded on an accrual basis and includes the accretion of discounts, amortization of premiums and payment-in-kind (“PIK”) interest. Discounts from and premiums to par value on investments purchased are accreted/amortized into interest income over the life of the respective security using the effective yield method. To the extent loans contain PIK provisions, PIK interest, computed at the contractual rate specified in each applicable agreement, is accrued and recorded as interest income and added to the principal balance of the loan. PIK interest income added to the principal balance is generally collected upon repayment of the outstanding principal. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends for the year the income was earned, even though the Company has not yet collected the cash. The amortized cost of investments represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest.

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon the Company’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid or there is no longer any reasonable doubt that such principal or interest will be collected in full and, in the Company’s judgment, are likely to remain current. The Company may make exceptions to this policy if the loan has sufficient collateral value (i.e., typically measured as enterprise value of the portfolio company) or is in the process of collection.

G. Debt Issuance Costs—Costs incurred by the Company related to the issuance of its debt (credit facilities) are capitalized and amortized over the period the debt is outstanding. The Company has classified the costs incurred to issue its credit facilities as a deduction from the carrying value of the credit facilities on the Statement of Assets and Liabilities. For the purpose of calculating the Company’s asset coverage ratios pursuant to the 1940 Act, deferred issuance costs are not deducted from the carrying value of debt or preferred stock.

H. Dividends to Common Stockholders—Distributions to common stockholders are recorded on the record date. The amount to be paid out as a dividend is determined by the Company’s board of directors each quarter and is generally based upon the earnings estimated by management and considers the level of undistributed taxable income carried forward from the prior year for distribution in the current year. Net realized capital gains, if any, are generally distributed, although the Company may decide to retain such capital gains for investment.

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements (Unaudited)

I. Organizational Costs—organizational expenses include costs and expenses relating to the formation and organization of the Company. The Company has agreed to reimburse the Advisor for these costs which are expensed as incurred.

J. Offering Costs—offering costs include costs and expenses incurred in connection with the offering of the Company’s common stock. These initial costs are capitalized as deferred offering expenses and included in prepaid expenses and other assets on the Statement of Assets and Liabilities. These costs are amortized over a twelve-month period beginning with the commencement of operations. These expenses consist primarily of legal fees and other costs incurred in connection with the Company’s share offerings, the preparation of the Company’s registration statement and registration fees. The Company has agreed to reimburse the Advisor for these costs.

K. Income Taxes—it is the Company’s intention to continue to be treated as and to qualify each year for special tax treatment afforded a RIC under the Code. As long as the Company meets certain requirements that govern its sources of income, diversification of assets and timely distribution of earnings to stockholders, the Company will not be subject to U.S. federal income tax.

The Company must pay distributions equal to 90% of its investment company taxable income (ordinary income and short-term capital gains) to qualify as a RIC and it must distribute all of its taxable income (ordinary income, short-term capital gains and long-term capital gains) to avoid federal income taxes. The Company will be subject to federal income tax on any undistributed portion of income. For purposes of the distribution test, the Company may elect to treat as paid on the last day of its taxable year all or part of any distributions that are declared after the end of its taxable year if such distributions are declared before the due date of its tax return, including any extensions (September 15th).

All RICs are subject to a non-deductible 4% excise tax on income that is not distributed on a timely basis in accordance with the calendar year distribution requirements. To avoid the tax, the Company must distribute during each calendar year an amount at least equal to the sum of (i) 98% of its ordinary income for the calendar year, (ii) 98.2% of its net capital gains for the one-year period ending on December 31, the last day of our taxable year, and (iii) undistributed amounts from previous years on which the Company paid no U.S. federal income tax. A distribution will be treated as paid during the calendar year if it is paid during the calendar year or declared by the Company in October, November or December, payable to stockholders of record on a date during such months and paid by the Company during January of the following year. Any such distributions paid during January of the following year will be deemed to be received by stockholders on December 31 of the year the distributions are declared, rather than when the distributions are actually received.

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

L. LIBOR Transition — The U.K. Financial Conduct Authority (“FCA”) has announced that certain London Interbank Offered Rate (“LIBOR”) tenors in certain currencies will cease to be provided at the end of 2021 with all remaining tenors ceasing in June 2023. Alternatives to LIBOR have been established, or are in development, in most major currencies including the Secured Overnight Financing Rate (“SOFR”) that is intended to replace U.S. dollar LIBOR. Markets are slowly developing in response to these new reference rates. Uncertainty exists related to the liquidity impact of the change in rates, and how to appropriately adjust these rates at the time of transition. At this time, it is not possible to predict the full impact of the elimination of LIBOR and the establishment of an alternative reference rate on the Company or its investments.

M. Commitments and Contingencies—in the normal course of business, the Company may enter into contracts that provide a variety of general indemnifications. Any exposure to the Company under these arrangements could involve future claims that may be made against the Company. Currently, no such claims exist or are expected to arise and, accordingly, the Company has not accrued any liability in connection with such indemnifications.

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 3. Agreements and Related Party Transactions

A. Administration Agreement—on February 5, 2021, the Company entered into an Administration Agreement with its Advisor, which serves as its Administrator and will provide or oversee the performance of its required administrative services and professional services rendered by others, which will include (but not limited to), accounting, payment of our expenses, legal, compliance, operations, technology and investor relations, preparation and filing of its tax returns, and preparation of financial reports provided to its stockholders and filed with the SEC.

The Company will reimburse the Administrator for its costs and expenses incurred in performing its obligations under the Administration Agreement, which may include its allocable portion of office facilities, overhead, and compensation paid to or compensatory distributions received by its officers (including our Chief Compliance Officer and Chief Financial Officer) and its respective staff who provide services to the Company. As the Company reimburses the Administrator for its expenses, the Company will indirectly bear such cost. The Administration Agreement may be terminated by either party with 60 days’ written notice.

B. Investment Advisory Agreement—on February 5, 2021, the Company entered into an Investment Advisory Agreement with its Advisor. Pursuant to the Investment Advisory Agreement with its Advisor, the Company will pay its Advisor a fee for investment advisory and management services consisting of two components—a base management fee and an incentive fee. The Advisor may, from time-to-time, grant waivers on the Company’s obligations, including waivers of the base management fee and/or incentive fee, under the Investment Advisory Agreement. The Investment Advisory Agreement may be terminated by either party with 60 days’ written notice.

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

Base Management Fee

Prior to an Exchange Listing, the base management fee will be calculated at an annual rate of 0.90% of the fair market value of the Company’s investments including, in each case, assets purchased with borrowed funds or other forms of leverage, but excluding cash, U.S. government securities and commercial paper instruments maturing within one year of purchase. After an Exchange Listing, the base management fee will be calculated at an annual rate of 1.50% of the fair market value of the Company’s investments. However, following an Exchange Listing, if borrowed funds or other forms of leverage utilized to finance the Company’s investments is greater than a debt-to-equity ratio of 1.0x, the base management fee will be 1.00% of the fair market value of the portion of the Company’s investments financed with borrowed funds or other forms of leverage above a 1.0x debt-to-equity ratio.

The base management fee will be payable quarterly in arrears and calculated based on the average of the Company’s fair market value of investments, at the end of the two most recently completed calendar quarters, including, in each case, assets purchased with borrowed funds or other forms of leverage, but excluding cash, U.S. government securities and commercial paper instruments maturing within one year of purchase. Base management fees for any partial quarter will be appropriately pro-rated.

For the quarter ended March 31, 2021, the Company incurred base management fees of $176,043.

Incentive Fee

The Company will also pay the Advisor an incentive fee. The incentive fee will consist of two parts—an incentive fee on income and an incentive fee on capital gains. Described in more detail below, these components of the incentive fee will be largely independent of each other with the result that one component may be payable even if the other is not.

Incentive Fee on Income

The incentive fee based on income (the “income incentive fee”) is determined and paid quarterly in arrears in cash. The Company’s quarterly pre-incentive fee net investment income must exceed a preferred return of 1.50% of the Company’s NAV (6.0% annualized but not compounded) (the “Hurdle Amount”) in order for the Company to receive an income incentive fee. The income incentive fee is calculated as follows:

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements (Unaudited)

●	Prior to an Exchange Listing: 100% of our pre-incentive fee net investment income for the immediately preceding calendar quarter in excess of 1.50% of the Company’s NAV until the Advisor has received 10% of the total pre-incentive fee net income for that calendar quarter and, for pre-incentive fee net investment income in excess of 1.6667%, 10% of all remaining pre-incentive fee net investment income for that quarter.

●	After an Exchange Listing: 100% of the Company’s pre-incentive fee net investment income for the immediately preceding calendar quarter in excess of 1.50% of the Company’s NAV until the Advisor has received 15% of the total pre-incentive fee net income for that calendar quarter and, for pre-incentive fee net investment income in excess of 1.7647%, 15% of all remaining pre-incentive fee net investment income for that quarter.

Incentive Fee on Capital Gains

The incentive fee on capital gains (the “capital gains incentive fee”) will be calculated and payable in arrears in cash as follows:

●	Prior to an Exchange Listing: 10.0% of the Company’s realized capital gains, if any, on a cumulative basis from formation through (a) the day before an Exchange Listing, (b) upon consummation of a Liquidity Event or (c) upon the termination of the Investment Advisory Agreement, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For the purpose of computing the capital gain incentive fee, the calculation methodology will look through derivative financial instruments or swaps as if the Company owned the reference assets directly.

●	After an Exchange Listing: 15.0% of the Company’s realized capital gains, if any, on a cumulative basis from formation through the end of a given calendar year or upon termination of the Investment Advisory Agreement, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees.

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

For the quarter ended March 31, 2021, the Company did not incur any incentive fee on income or capital gains.

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements (Unaudited)

C. Other—KACALP, an affiliate of the Advisor, made an equity contribution of $10,000 to the Company on December 18, 2018.

On February 5, 2021, the Company purchased its initial portfolio of investments for $103,030,517 from an affiliate of the Company’s Advisor (the “Warehousing Entity”). This purchase of its initial portfolio of investments was funded with a portion of the proceeds from the sale of the Company’s common stock on this same date (5,666,667 shares of our common stock to investors at a price of $15.00 per share for an aggregate offering price of $85,000,000) to investors and with borrowings under the Company’s credit facility.

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

Note 4. Investments

The following table presents the composition of the Company’s investment portfolio at amortized cost and fair value as of March 31, 2021:

	March 31, 2021
	Amortized	Fair
	Cost	Value
First-lien senior secured debt investments	$153,232,958	$156,031,005
Short-term investments	17,377,178	17,377,178
Total Investments	$170,610,136	$173,408,183

As of March 31, 2021, none of the Company’s total assets were in non-qualifying assets as defined by Section 55(a) of the 1940 Act.

The industry composition of long-term investments based on fair value as of March 31, 2021 was as follows:

March 31, 2021

Consumer durables and apparel	19.5%
Materials	16.7%
Capital goods	10.8%
Commercial & professional services	10.2%
Health care equipment & services	9.5%
Food, beverage & tobacco	7.2%
Pharmaceuticals, biotech & life sciences	6.0%
Retailing	6.0%
Household & personal products	6.0%
Automobiles & components	3.5%
Diversified financials	3.4%
Software & services	0.7%
Transportation	0.3%
Technology hardware & equipment	0.1%
Chemicals	0.1%
Total	100.0%

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 5. Fair Value

The Fair Value Measurement Topic of the FASB Accounting Standards Codification (ASC 820) defines fair value as the price at which an orderly transaction to sell an asset or to transfer a liability would take place between market participants under current market conditions at the measurement date. As required by ASC 820, the Company has performed an analysis of all investments measured at fair value to determine the significance and character of all inputs to their fair value determination. Inputs are the assumptions, along with considerations of risk, that a market participant would use to value an asset or a liability. In general, observable inputs are based on market data that is readily available, regularly distributed and verifiable that the Company obtains from independent, third-party sources. Unobservable inputs are developed by the Company based on its own assumptions of how market participants would value an asset or a liability.

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

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the fair value hierarchy of investments as of March 31, 2021 Note that the valuation levels below are not necessarily an indication of the risk or liquidity associated with the underlying investment.

	Fair Value Hierarchy as of March 31, 2021
Investments:	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$-	$4,073,750	$151,957,255	$156,031,005
Short-term investments	17,377,178	-	-	17,377,178
Total Investments	$17,377,178	$4,073,750	$151,957,255	$173,408,183

For the quarter ended March 31, 2021, the Company did not recognize any transfers to or from Level 3.

The following table presents changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the quarter ended March 31, 2021:

For the quarter ended March 31, 2021

Fair value, beginning of period	$-
Purchases of investments	149,311,308
Proceeds from principal payments and sales of investments	(304,036)
Net change in unrealized gain (loss)	2,781,758
Net accretion of discount on investments	168,225
Transfers into (out of) Level 3	-
Fair value, end of period	$151,957,255

The increase in unrealized gain (loss) relates to investments that were held during the period. The Company includes these unrealized gains and losses on the Statement of Operations – Net Change in Unrealized Gains (Losses).

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Valuation Techniques and Unobservable Inputs

Non-traded debt investments are typically valued using an enterprise value analysis and/or a market interest rate yield analysis. The enterprise value analysis is performed to determine if a debt investment is credit impaired. If the debt investment is credit impaired, we will use the enterprise value analysis or a liquidation basis analysis to determine fair value. For debt investments that are not determined to be credit impaired, the Company uses a market yield analysis to determine fair value. As of March 31, 2021, none of the Company’s investments were determined to be credit impaired, and the Company used a market yield analysis to determine fair value.

The Company utilizes the following valuation methodologies to determine the estimated enterprise value of the company: (i) analysis of valuations of publicly traded companies in a similar line of business (“public company analysis”), (ii) analysis of valuations of M&A transaction valuations for companies in a similar line of business (“precedent transaction analysis”), (iii) discounted cash flows (“DCF analysis”) and (iv) other valuation methodologies.

To determine the estimated market yield for our debt investments, the Company analyzes changes in the risk/reward (measured by yields and leverage) of middle market indices as compared to changes in risk/reward for the underlying investment (the “Market Approach”). In this context, the fair market value of the investment is impacted by the structure and pricing of the security relative to current market yields and credit spreads for similar investments in similar businesses. In doing this, the Company considers data sources including, but not limited to: (i) industry publications, such as S&P Global’s High-End Middle Market Lending Review; Thomson Reuter’s Refinitiv Middle Market Monthly Stats; CapitalIQ; Pitchbook News; The Lead Left, and other data sources; (ii) comparable investments reviewed or completed by affiliates of the Advisor, and (iii) information obtained and provided by the Advisor’s independent valuation managers.

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

Under all of these valuation techniques, the Company estimates operating results of the companies in which we invest, including earnings before interest expense, income tax expense, depreciation and amortization (“EBITDA”) and free cash flow. These estimates utilize unobservable inputs such as historical operating results, which may be unaudited, and projected operating results, which will be based on operating assumptions for such company. Investment performance data utilized will be the most recently available as of the measurement date which in many cases may reflect up to a one quarter lag in information. These estimates will be sensitive to changes in assumptions specific to such company as well as general assumptions for the industry. Other unobservable inputs utilized in the valuation techniques outlined above include: discounts for lack of marketability, selection of publicly traded companies, selection of similar precedent transactions, selected ranges for valuation multiples and expected required rates of return (discount rates).

Quantitative Table for Valuation Techniques

	As of March 31, 2021
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
First-lien senior secured debt investments	$151,957,255	Market Approach – Yield Analysis	Credit Spreads	5.00% – 8.50%	6.34%

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 6. Debt

Loan and Security Agreement

On February 5, 2021, Kayne Anderson BDC Financing, LLC (“KABDCF”), a newly-formed, wholly-owned, special purposes financing subsidiary, entered into a Loan and Security Agreement (the “LSA”) with certain lenders party thereto, administrative agent, and the Advisor as collateral manager. The maximum commitment of the LSA is up to $150,000,000, and, subject to certain conditions, may be increased by $50,000,000 up to two times not to exceed $250,000,000. Advances under the facility bear an interest rate of LIBOR plus 4.25% (subject to a 1.00% LIBOR floor). The facility has a term of three years.

For the quarter ended March 31, 2021, the average amount of borrowings outstanding under the LSA was $38,236,364 with a weighted average interest rate of 5.25%. As of March 31, 2021, the Company had $50,000,000 outstanding under the LSA at a weighted average interest rate of 5.25%.

Credit Agreement

On February 5, 2021, the Company entered into a $75,000,000 credit agreement (the “Credit Agreement”) with certain lenders party thereto. The Credit Agreement is comprised of two sub-facilities: (i) a capital call facility (the “Subscription Facility”) and (ii) a treasury facility (the “Treasury Facility”). The interest rate under the Subscription Facility is equal to LIBOR plus 1.90% (subject to a 0.35% LIBOR floor) and the interest rate under the Treasury Facility is equal to LIBOR plus 0.20% (with no LIBOR floor). The Subscription Facility will expire on December 31, 2022, and the Treasury Facility will expire on September 30, 2021.

The Credit Agreement allows the Company to transfer the commitment amount under the Treasury Facility to the Subscription Facility. On March 2, 2021, $15,000,000 was transferred from the Treasury Facility to the Subscription Facility. As of March 31, 2021, the Subscription Facility and Treasury Facility had commitments of $40,000,000 and $35,000,000, respectively.

For the quarter ended March 31, 2021, the average amount of borrowings outstanding under the Credit Agreement was $15,090,909 with a weighted average interest rate of 2.28%. As of March 31, 2021, the Company had $40,000,000 outstanding under the Credit Agreement at a weighted average interest rate of 2.25%.

Debt obligations consisted of the following as of March 31, 2021:

	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Loan and Security Agreement (LSA)	$150,000,000	$50,000,000	$100,000,000	$49,674,062
Credit Agreement	75,000,000	40,000,000	35,000,000	39,812,532
Total debt	$225,000,000	$90,000,000	$135,000,000	$89,486,594

(1)	The amount available does not reflect limitations, if any, related to the Credit Facility’s borrowing base.

(2)	The carrying value of the LSA and Credit Agreement are presented net of deferred financing costs totaling $513,406.

For the quarter ended March 31, 2021, the components of interest expense were as follows:

For the quarter ended
March 31, 2021

Interest expense	$426,423
Amortization of debt issuance costs	35,046
Total interest expense	$461,469
Average interest rate	5.7%
Average borrowings	$53,327,273

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 7. Share Transactions

On January 25, 2021, the Company entered into subscription agreements with investors for an aggregate capital commitment of $154,305,000 to purchase shares of the Company’s common stock. On February 5, 2021, the Company sold 5,666,667 shares of its common stock to these investors at a price of $15.00 per share for an aggregate offering price of $85,000,000.

Note 8. Commitments and Contingencies

The Company had an aggregate of $3,092,391 of unfunded commitments to provide debt financing to its portfolio companies as of March 31, 2021. As of March 31, 2021, there were no capital calls or draw requests made by the portfolio companies to fund these commitments. Such commitments are generally subject to the satisfaction of certain financial and nonfinancial covenants; involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s consolidated statements of assets and liabilities, and are not reflected in the Company’s consolidated statements of assets and liabilities.

A summary of the composition of the unfunded commitments as of March 31, 2021 is shown in the table below:

As of
March 31, 2021
Foundation Consumer Brands, LLC	$576,923
Fralock Buyer LLC	563,487
GEON Performance Solutions	517,241
PMFC Holding, LLC	684,360
Smile Doctors, LLC	56,438
Speedstar Holding LLC	693,942
Total unfunded commitments	$3,092,391

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2021, management was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

Note 9. Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of March 31, 2021, there were no dilutive shares.

The following table sets forth the computation of basic and diluted earnings per share of common stock for the quarter ended March 31, 2021:

For the quarter ended
March 31, 2021

Net increase (decrease) in net assets resulting from operations	$3,445,057
Weighted average shares of common stock outstanding - basic and diluted	5,667,333
Earnings (loss) per share of common stock - basic and diluted	$0.61

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 10. Financial Highlights

The following per share of common stock data has been derived from information provided in the unaudited financial statements. The following is a schedule of financial highlights for the quarter ended March 31, 2021:

For the quarter ended
March 31, 2021
Per Common Share Operating Performance(1)
Net Asset Value, Beginning of Period (2)	$14.86

Results of Operations:
Net Investment Income	0.11
Net Realized and Unrealized Gain (Loss) on Investments (3)	0.50
Net Increase (Decrease) in Net Assets Resulting from Operations	0.61

Net Asset Value, End of Period	$15.47

Shares Outstanding, End of Period	5,667,333

Ratio/Supplemental Data
Net assets, end of period	$87,646,907
Weighted-average shares outstanding	5,667,333
Total Return(4)	3.1%
Portfolio turnover	3.8%
Ratio of operating expenses to average net assets(5)	7.5%
Ratio of net investment income (loss) to average net assets(5)	5.9%

(1)	The per common share data was derived by using weighted average shares outstanding.
(2)	The initial offering price of $15.00 per share less $0.14 per share of organizational costs.
(3)	Realized and unrealized gains and losses per share in this caption are balancing amounts necessary to reconcile the change in net asset value per share for the period, and may not reconcile with the aggregate gains and losses in the Consolidated Statement of Operations due to share transactions during the period.
(4)	Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share (if any), divided by the beginning NAV per share. The calculation also assumes reinvestment of dividends at actual prices pursuant to the Company’s dividend reinvestment plan. Total return is not annualized.
(5)	The ratios reflect an annualized amount, except in the case of non-recurring expenses (e.g., initial organizational expense of $175,465 for the quarter ended March 31, 2021).

Note 11. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the financial statements included herein. There have been no subsequent events that require recognition or disclosure in these financial statements except for the following:

On April 23, 2021, the Company sold 3,532,434 shares of its common stock at a price of $15.57 per share for an aggregate offering price of $55,000,000. The Company has subscription agreements with investors for an aggregate capital commitment of $285,355,000 to purchase shares of common stock ($145,355,000 of the commitments are undrawn). The sale of common stock was made pursuant to subscription agreements entered into by the Company and its stockholders. Under the terms of the subscription agreements, stockholders are required to fund drawdowns to purchase shares of common stock up to the amount of their respective capital commitments on an as-needed basis with a minimum of ten days’ prior notice to stockholders.

On May 14, 2021, the Company paid its first distribution of $0.15 per share to each common stockholder of record as of April 20, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our financial statements and related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. Except as otherwise specified, references to “we,” “us,” “our,” or the “Company” refer to Kayne Anderson BDC, Inc.

Overview

Kayne Anderson BDC, LLC was formed in May 2018 as a Delaware limited liability company. We were formed to make investments in middle-market companies and commenced operations on February 5, 2021. On this same date, prior to our election to be regulated as a BDC under the 1940 Act, we completed a conversion from a Delaware limited liability company into a Delaware corporation and Kayne Anderson BDC, Inc. succeeded to the business of Kayne Anderson BDC, LLC. We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a BDC under the 1940 Act. In addition, for U.S. federal income tax purposes, we intend to qualify, annually, as a RIC under Subchapter M of the Code.

We are managed by KA Credit Advisors, LLC (the “Advisor”) which is an indirect subsidiary of Kayne Anderson Capital Advisors, L.P. (“KACALP” or “Kayne Anderson”). The Advisor is registered with the Securities and Exchange Commission (“SEC”) as an investment advisor under the Investment Advisory Act of 1940. Subject to the overall supervision of the Company’s board of directors (the “Board”), the Advisor is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring investments and monitoring its investments and portfolio companies on an ongoing basis. The Board consists of five directors, three of whom are independent.

On February 5, 2021, we completed our initial private offering of 5.7 million shares of common stock with our initial investors for an aggregate offering price of $85 million.

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

We intend to achieve our investment objective by investing primarily in first lien senior secured, unitranche and split-lien loans to privately held middle-market companies. Similar to first lien senior secured loans, unitranche loans typically have a first lien on all assets of the borrower, but provide leverage at levels similar to a combination of first lien and second lien and/or subordinated loans. Split-lien loans are generally loans that otherwise satisfy the criteria of a first lien loan but which have been structured with a credit facility that is senior in right of payment with respect to working capital assets of the borrower. Depending on market conditions, we expect that between 80% and 90% of our portfolio (including investments purchased with proceeds from borrowings) will be invested in first lien senior secured, unitranche and split-lien term loans. We expect that most of these investments will be in core middle market companies, with the remainder in upper middle market companies. The remaining 10% to 20% of our portfolio will be invested in higher-yielding investments, including, but not limited to, second lien loans, last-out or subordinated loans, non-investment grade broadly syndicated first and second lien loans (commonly referred to as “leveraged loans”), high-yield bonds, structured products (including CLO liabilities), real estate related debt securities, equity securities purchased in conjunction with debt investments and other opportunistic investments (collectively “Opportunistic Middle Market Investments”). We expect that the debt we invest in will generally have state terms of five to six years.

We intend to implement our investment objective by (1) accessing the established loan sourcing channels developed by Kayne Anderson, which includes an extensive network of private equity firms, other middle-market lenders, financial advisors and intermediaries, and experienced management teams, (2) selecting investments within our middle-market company focus, (3) implementing Kayne Anderson’s middle market private credit team’s disciplined underwriting process, and (4) drawing upon the experience and resources of our Advisor’s investment team and the broader Kayne Anderson network.

We believe our Advisor’s disciplined approach to origination, credit analysis, portfolio construction and risk management should allow us to achieve attractive risk-adjusted returns while preserving investor capital. We anticipate the portfolio will be comprised of a broad mix of loans, with diversity among investment size, industry focus and geography. The Advisor’s team of professionals will conduct in-depth due diligence on prospective investments during the underwriting process and will be heavily involved in structuring the loan’s terms. Once an investment has been made, our Advisor will closely monitor portfolio investments and take a proactive approach identifying and addressing sector or company specific risks. The Advisor maintains a regular dialogue with portfolio company management teams (as well as their financial sponsors), reviews detailed operating and financial results on a regular basis (typically monthly or quarterly) and monitors current and projected liquidity needs, in addition to other portfolio management activities. We believe this approach will help us generate more consistent results.

Portfolio and Investment Activity

Prior to our election to be regulated as a BDC, we acquired our initial portfolio of middle market loans from an affiliate of our Advisor (the “Warehousing Entity”).

Our initial portfolio purchased from the Warehouse Entity consisted of 18 loans, with an average outstanding balance of $5.9 million, an average purchase price of 97.4% of principal value and an average yield on that date of 8.8%. None of these loans in the initial portfolio were in default or non-accrual status. Information about the initial portfolio is not intended to indicate our expected investment return on the initial portfolio or the investment performance of our shares of common stock. All of the loans are senior secured and the borrowers are middle and upper middle market companies.

As of March 31, 2021, we had 48 debt investments in 35 portfolio companies with an aggregate fair value of approximately $156 million and an amortized cost of $153.2 million consisting of 100% first lien senior secured debt investments.

As of March 31, 2021, our weighted average total yield to maturity of debt and income producing securities at fair value was 8.0%, and our weighted average total yield to maturity of debt and income producing securities at amortized cost was 8.0%.

Our investment activity for the quarter ended March 31, 2021 is presented below (information presented herein is at par value unless otherwise indicated).

For the quarter ended
March 31, 2021 ($ in millions)

New investments:
Gross investments	$164.8
Less: sold investments	(5.0)
Total new investments	159.8

Principal amount of investments funded:
Private credit investments	$153.0
Liquid credit investments	8.7
Total principal amount of investments funded	161.7

Principal amount of investments sold:
Private credit investments	(0.4)
Liquid credit investments	(4.6)
Total principal amount of investments sold or repaid	(5.0)

Number of new investment commitments	48
Average new investment commitment amount	3.3
Weighted average maturity for new investment commitments	3.5 years
Percentage of new debt investment commitments at floating rates	99.5%
Percentage of new debt investment commitments at fixed rates	0.5%
Weighted average interest rate of new investment commitments	7.3%
Weighted average spread over LIBOR of new floating rate investment commitments(1)	6.3%
Weighted average interest rate on investment sold or paid down	4.4%

(1)	Assumes floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month LIBOR which was 0.2% at March 31, 2021.

The table below describes long-term investments by industry composition based on fair value as of March 31, 2021:

March 31, 2021

Consumer durables and apparel	19.5%
Materials	16.7%
Capital goods	10.8%
Commercial & professional services	10.2%
Health care equipment & services	9.5%
Food, beverage & tobacco	7.2%
Pharmaceuticals, biotech & life sciences	6.0%
Retailing	6.0%
Household & personal products	6.0%
Automobiles & components	3.5%
Diversified financials	3.4%
Software & services	0.7%
Transportation	0.3%
Technology hardware & equipment	0.1%
Chemicals	0.1%
Total	100.0%

Results of Operations

Comparative financial statement tables are not presented as we commenced operations on February 5, 2021.  For the period ended March 31, 2021, our total investment income was derived from our initial portfolio of investments during the quarter ended March 31, 2021. All investments were income producing, and there were no loans on non-accrual status as of March 31, 2021.

The following table represents the operating results for the quarter ended March 31, 2021:

For the quarter ended
March 31, 2021 ($ in millions)
Total investment income	$1.74
Less: Net expenses	1.12
Net investment income	0.62
Net realized gains (losses) on investments	0.03
Net change in unrealized gains (losses) on investments	2.80
Net increase (decrease) in net assets resulting from operations	$3.45

Investment Income

Investment income for the quarter ended March 31, 2021 totaled $1.7 million and consisted primarily of interest income on our debt investments.

Expenses

Operating expenses for the quarter ended March 31, 2021, was as follows:

For the quarter ended
March 31, 2021 ($ in millions)
Interest and debt financing expenses	$0.46
Management fees	0.18
Other operating expenses	0.20
Initial organization	0.18
Deferred offering costs	0.04
Directors fees	0.06
Total expenses	$1.12

Total expenses included $0.18 million of initial organization expenses and $0.04 of deferred offering costs.

Net Unrealized Gains (Losses) on Investments

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the quarter ended March 31, 2021, net unrealized gains (losses) on our investment portfolio were comprised of the following:

For the quarter ended
March 31, 2021 ($ in millions)
Unrealized gains on investments	$2.81
Unrealized (losses) on investments	(0.01)
Net change in unrealized gains (losses) on investments	$2.80

The change in unrealized appreciation for the quarter ended March 31, 2021 totaled $2.8 million, which primarily related to our investments in the following table:

Unrealized Appreciation for the quarter ended
March 31, 2021 ($ in millions)
Portfolio Company
Sundance Holdings Group, LLC	$0.31
OMH-HealthEdge Holdings, LLC	0.28
Broder Bros., Co.	0.26
New Era Cap Company, Inc.	0.25
Advanced Environmental Monitoring	0.25
WhiteBridge Pet Brands, LLC	0.19
YS Garments, LLC	0.16
Fralock Buyer LLC	0.12
Speedstar Holding LLC	0.11
Foundation Consumer Brands	0.09
Other portfolio companies	0.79
Total Unrealized Appreciation	$2.81

The change in unrealized depreciation for the quarter ended March 31, 2021 totaled $0.10, which was primarily attributable to a reduction in the fair value of Clarios Global LP and RealPage, Inc.

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are generated primarily from the net proceeds of any offering of our Shares, proceeds from borrowing on our credit facilities and from cash flows from interest and fees earned from our investments and principal repayments and proceeds from sales of our investments. Our primary use of cash will be investments in portfolio companies, payments of our expenses, repayments of borrowed amounts and payment of cash distributions to our stockholders.

In accordance with the 1940 Act, we are required to meet a coverage ratio of total assets (less total liabilities other than indebtedness) to total borrowings and other senior securities (and any preferred stock that we may issue in the future) of at least 150%. If this ratio declines below 150%, we cannot incur additional leverage and could be required to sell a portion of our investments to repay some leverage when it is disadvantageous to do so. As of March 31, 2021, our asset coverage ratio was 197%. We currently intend to target asset coverage of 200% to 180% (which equates to a debt-to-equity ratio of 1.0x to 1.25x) but may alter this target based on market conditions.

As of March 31, 2021, we had $90 million borrowed under our credit facilities (the LSA and the Credit Agreement) and cash and cash equivalents of $23.2 million (including short-term investments).

As of May 14, 2021, we had $50 million borrowed under our LSA; no borrowings outstanding under our Credit Agreement, and cash and cash equivalents of $8.0 million (including short-term investments).

Capital Contributions

During the quarter ended March 31, 2021, the Company issued and sold 5,667,333 shares at an aggregate purchase price of $85 million. As of May 14, 2021, we had aggregate capital commitments of $285.4 million and undrawn capital commitments from investors of $145.4 million ($140 million or 49.1% funded).

Credit Facilities

On February 5, 2021, Kayne Anderson BDC Financing, LLC, (“KABDCF”), our wholly owned, special purposes financing subsidiary, entered into a Loan and Security Agreement (the “LSA”) with certain lenders party thereto, administrative agent, and our Advisor as collateral manager. The maximum commitment of the LSA is up to $150 million, and, subject to certain conditions, may be increased by $50 million up to two times not to exceed $250 million. Advances under the facility bear an interest rate of LIBOR plus 4.25% (subject to a 1.00% LIBOR floor). The facility has a term of three years.

In addition, on February 5, 2021, we entered into a $75 million credit agreement (the “Credit Agreement”) with certain lenders party thereto. The Credit Agreement is comprised of two sub-facilities: (i) a capital call facility (the “Subscription Facility”) and (ii) a treasury facility (the “Treasury Facility”). The interest rate under the Subscription Facility will be equal to LIBOR plus 1.90% (subject to a 0.35% LIBOR floor) and the interest rate under the Treasury Facility will be equal to LIBOR plus 0.20% (with no LIBOR floor). The Subscription Facility will expire on December 31, 2022, and the Treasury Facility will expire on September 30, 2021.

The Credit Agreement allows us to transfer the commitment amount under the Treasury Facility to the Subscription Facility. On March 2, 2021, $15 million was transferred from the Treasury Facility to the Subscription Facility. As of March 31, 2021, the Subscription Facility and Treasury Facility had commitments of $40 million and $35 million, respectively.

Critical Accounting Policies

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies, including those relating to the valuation of our investment portfolio, are described below. The critical accounting policies should be read in conjunction with our risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and in this Quarterly Report. See Note 2 to our consolidated financial statements for the three months ended March 31, 2021, for more information on our critical accounting policies.

Investment Valuation

We conduct the valuation of our investments consistent with GAAP and the 1940 Act. Our investments are valued no less frequently than quarterly, in accordance with the terms of Topic 820 of the Financial Accounting Standards Board’s Accounting Standards Codification, Fair Value Measurement and Disclosures (“ASC 820”).

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

Non-Traded Investments (Level 3)

Investments that are privately issued or otherwise restricted as to resale, as well as any security for which (a) reliable market quotations are not available in the judgment of our Advisor, or (b) the independent pricing service or independent broker does not provide prices or provides a price that in the judgment of our Advisor is stale or does not represent fair value, shall each be valued in a manner that most fairly reflects fair value of the security on the valuation date. We expect that a significant majority of our investments will be Level 3 investments. Unless otherwise determined by the Board, the following valuation process is used for our Level 3 investments:

●	Investment Team Valuation. The applicable investments are valued by senior professionals of Kayne Anderson who are responsible for the portfolio investments. The value of each portfolio company or investment will be initially reviewed by the investment professionals responsible for such portfolio company or investment and, for non-traded investments (i.e., illiquid securities/instruments), a standardized template designed to approximate fair market value based on observable market inputs, updated credit statistics and unobservable inputs will be used to determine a preliminary value. The investments will be valued no less frequently than quarterly, with new investments valued at the time such investment was made.

●	Investment Team Valuation Documentation. Preliminary valuation conclusions will be determined by our executive officers. Such valuation and supporting documentation is submitted to the Audit Committee (a committee of our Board) and our Board on a quarterly basis.

●	Audit Committee. The Audit Committee meets to consider the valuations submitted by our executive officers at the end of each quarter. Between meetings of the Audit Committee, our executive officers are authorized to make valuation determinations. All valuation determinations of the Audit Committee are subject to ratification by our Board at its next regular meeting.

●	Valuation Firm. Quarterly, a third-party valuation firm engaged by our Board reviews the valuation methodologies and calculations employed for each of our investments that we have placed on the “watch list” and approximately 25% of our remaining investments. The third-party valuation firm will review all of the Level 3 investments at least once per year, on a rolling twelve-month basis. We expect the quarterly report issued by the third-party valuation firm will assist the Board in determining the fair values of the investments reviewed.

●	Board Determination. Our Board meets quarterly to consider the valuations provided by our executive officers and the Audit Committee and ratify valuations for the applicable investments. Our Board considers the report provided by the third-party valuation firm in reviewing and determining in good faith the fair value of the applicable portfolio investments.

The Board of Directors is ultimately responsible for the determination, in good faith, of the fair value of our portfolio investments.

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

Contractual Obligations

A summary of our significant contractual principal payment obligations related to the repayment of our outstanding indebtedness at March 31, 2021 is as follows:

	Payments Due by Period ($ in millions)
	Total	Less than 1 year		1-3 years	3-5 years		After 5 years
Loan and Security Agreement (LSA)	$50	$		$50	$		$
Credit Agreement	$40		$-	$40		$-		$-
Total contractual obligations	$90		$-	$90		$-		$-

Off-Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not have any off-balance sheet financings or liabilities.

Related Party Transactions

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

Administration Agreement. On February 5, 2021, we entered into an Administration Agreement with the Administrator pursuant to which the Administrator will furnish us with administrative services necessary to conduct our day-to-day operations. The Administrator will be reimbursed for administrative expenses it incurs on our behalf in performing its obligations. Such reimbursement may be made for our allocable portion (subject to the review and approval of our independent directors) of office facilities, overhead, and compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and their respective staff who provide services to us. As we reimburse the Administrator for its expenses, we will indirectly bear such cost. The Administrator engaged U.S. Bank Global Fund Services under a sub-administration agreement to assist the Administrator in performing certain of its administrative duties. The Administrator may enter into additional sub-administration agreements with third-parties to perform other administrative and professional services on behalf of the Administrator.

On February 5, 2021, we purchased our initial portfolio of investments for $103 million from an affiliate of our Advisor (the “Warehousing Entity”) with a portion of the proceeds from the sale of common stock together with borrowings under our credit facility.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio. Uncertainty with respect to the economic effects of the COVID-19 pandemic introduced significant volatility in the financial markets, and the effects of this volatility has materially impacted and could continue to materially impact our market risks, including those listed below.

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

Assuming that the consolidated statement of assets and liabilities as of March 31, 2021 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact ($ in millions) of hypothetical base rate changes in interest rate (considering interest rate floors for floating rate instruments).

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 25 basis points	$-	$-	$-
Up 100 basis points	0.4	0.4	$0.0
Up 200 basis points	1.9	1.3	$0.6
Up 300 basis points	3.4	2.2	$1.2

The data in the table is based on the Company’s current statement of assets and liabilities.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2021 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic United States Securities and Exchange Commission filings is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors described below and in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, including risk factors related to the COVID-19 pandemic, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For the period February 5, 2021 (Commencement of Operations) through March 31, 2021, the Company issued and sold 5,667,333 shares of its common stock at an aggregate purchase price of $85 million. The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4 (a)(2) and Rule 506(b) of Regulation D thereof. The Company relied, in part, upon representations from the investors in the subscription agreements that each investor was an accredited investor as defined in Regulation D under the Securities Act. We did not engage in general solicitation or advertising, and did not offer securities to the public, in connection with such issuances and sales.

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this Report.

Exhibit Index

3.1	Certificate of Formation (3)

3.2	Initial Limited Liability Company Agreement (1)

3.3	Certificate of Conversion (2)

3.4	Certificate of Incorporation (2)

3.5	Bylaws (2)

4.1	Description of Securities (3)

10.1	Investment Advisory Agreement (1)

10.2	Administration Agreement (1)

10.3	License Agreement (1)

10.4	Indemnification Agreement (1)

10.5	Custody Agreement (1)

10.6	Subscription Agreement (1)

10.7	Loan and Security Agreement, dated as of February 5, 2021, by and between KA Credit Advisors, LLC, as collateral manager, Kayne Anderson BDC Financing, LLC, as borrower, certain lenders thereto, administrative agent for the lenders, and collateral agent for the lenders (2)

10.8	Credit Agreement, dated February 5, 2021, by and between Kayne Anderson BDC, Inc., as borrower, lenders signatories thereto, and agent and the lead arranger (2)

21.1	Subsidiaries of Kayne Anderson BDC, Inc. (3)

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Code of Ethics (1)

(1)	Incorporated by reference from the Company’s Amendment No. 2 to Form 10, as filed with the Securities and Exchange Commission on November 9, 2020.
(2)	Incorporated by reference from the Company’s Form 8-K, as filed with the Securities and Exchange Commission on February 9, 2021.
(3)	Incorporated by reference from the Company’s Form 10-K, as filed with the Securities and Exchange Commission on February 26, 2021.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kayne Anderson BDC, Inc.

Date: May 17, 2021	/s/ Michael J. Levitt
Name: Michael J. Levitt
Title: Chief Executive Officer (Principal Executive Officer)

Date: May 17, 2021	/s/ Terry A. Hart
Name: Terry A. Hart
Title: Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)