Form 10-Q
period 2021-06-30
Kayne Anderson BDC, Inc.
filed 2021-08-16
CIK 1747172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 13, 2021, the registrant had 12,101,184 shares of common stock, $0.001 par value per share, outstanding. As of August 13, 2021, there was no public market for the registrant’s shares.

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

●

changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including changes from the impact of the novel coronavirus (SARS-CoV-2) and related respiratory disease pandemic (“COVID-19 pandemic”);

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

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Kayne Anderson BDC, Inc.

Consolidated Statements of Assets and Liabilities

(amounts in 000’s, except share and per share amounts)

	June 30, 2021 (Unaudited)	December 31, 2020
Assets:
Investments, at fair value:
Long-term investments (amortized cost of $215,680)	$219,701	$-
Short-term investments (amortized cost of $4,622)	4,622	-
Cash and cash equivalents	3,596	10
Deferred offering costs	180	231
Receivable for sales of investments	2,208	-
Interest receivable	902	-
Prepaid expenses and other assets	109	177
Total Assets	$231,318	$418

Liabilities:
Loan and Security Agreement (Note 6)	$50,000	$-
Unamortized Loan and Security Agreement issuance costs	(306)	-
Subscription Credit Facility (Note 6)	31,000	-
Unamortized Subscription Credit Facility issuance costs	(163)	-
Accrued organizational and offering costs	7	141
Payable for investments purchased	4,109	-
Payables to affiliates (Note 3)	-	1,075
Management fee payable	422	-
Accrued expenses and other liabilities	761	-
Accrued other general and administrative expenses	462	-
Total Liabilities	$86,292	$1,216

Commitments and contingencies (Note 8)

Net Assets:
Common Shares, $0.001 par value; 100,000,000 shares authorized; 9,201,129 as of June 30, 2021 issued and outstanding	$9	$-
Additional paid-in capital	140,022	-
Total distributable earnings (deficit)	4,995	-
Total member’s capital (deficit)	-	(798)
Total Net Assets	$145,026	$(798)
Total Liabilities and Net Assets	$231,318	$418
Net Asset Value Per Common Share	$15.76	n/a

See accompanying notes to financial statements.

Kayne Anderson BDC, Inc.

Consolidated Statements of Operations

(amounts in 000’s, except share and per share amounts)

(Unaudited)

	For the three months ended	For the six months ended
	June 30, 2021	June 30, 2021
Income:
Investment income from investments:
Interest income	$3,818	$5,555
Total Investment Income	3,818	5,555

Expenses:
Interest expense	928	1,389
Management fees	422	598
Professional fees	185	293
Directors fees	80	145
Offering costs	67	106
Initial organization costs	-	175
Other general and administrative expenses	166	264
Total Expenses	1,848	2,970
Net Investment Income (Loss)	1,970	2,585

Realized and unrealized gains (losses) on investments
Net realized gains (losses):
Investments	15	47
Total net realized gains (losses)	15	47
Net change in unrealized gains (losses):
Investments	1,223	4,021
Total net change in unrealized gains (losses)	1,223	4,021
Total realized and unrealized gains (losses)	1,238	4,068

Net Increase (Decrease) in Net Assets Resulting from Operations	$3,208	$6,653

Per Common Share Data:
Basic and diluted net investment income per common share	$0.24	$0.35
Basic and diluted net increase in net assets resulting from operations	$0.38	$0.91
Weighted Average Common Shares Outstanding - Basic and Diluted	8,346,491	7,337,219

See accompanying notes to financial statements.

Kayne Anderson BDC, Inc.

Consolidated Statements of Changes in Net Assets

(amounts in 000’s)

(Unaudited)

	For the three months ended	For the six months ended
	June 30, 2021	June 30, 2021
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$1,970	$2,585
Net realized gains (losses) on investments	15	47
Net change in unrealized gains (losses) on investments	1,223	4,021
Net Increase (Decrease) in Net Assets Resulting from Operations	3,208	6,653

Decrease in Net Assets Resulting from Stockholder Distributions
Dividends and distributions to stockholders	(850)	(850)
Net Decrease in Net Assets Resulting from Stockholder Distributions	(850)	(850)

Increase in Net Assets Resulting from Capital Share Transactions
Issuance of common shares	55,000	140,000
Reinvestment of distributions	21	21
Net Increase in Net Assets Resulting from Capital Share Transactions	55,021	140,021
Total Increase (Decrease) in Net Assets	57,379	145,824
Net Assets, Beginning of Period	87,647	(798)
Net Assets, End of Period	$145,026	$145,026

See accompanying notes to financial statements.

Kayne Anderson BDC, Inc.

Consolidated Statements of Cash Flows

(amounts in 000’s)

(Unaudited)

For the six months ended
June 30, 2021

Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$6,653
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized (gains)/losses on investments	(47)
Net change in unrealized (gains)/losses on investments	(4,021)
Net accretion of discount on investments	(467)
Purchases of short-term investments	(4,622)
Purchases of portfolio investments	(225,182)
Proceeds from sale of portfolio investments	10,095
Paid-in-kind interest from portfolio investments	(79)
Amortization of deferred financing cost	86
Increase/(decrease) in operating assets and liabilities:
(Increase)/decrease in receivable for sales of investments	(2,208)
(Increase)/decrease in interest and dividends receivable	(902)
(Increase)/decrease in deferred offering costs	51
(Increase)/decrease in prepaid expenses and other assets	68
Increase/(decrease) in payable for investments purchased	4,109
Increase/(decrease) in management fees payable	422
Increase/(decrease) in payable to affiliate	(1,075)
Increase/(decrease) in accrued organizational and offering costs, net	(134)
Increase/(decrease) in accrued expense and other liabilities	761
Increase/(decrease) in accrued other general and administrative expenses	462
Net cash used in operating activities	(216,030)
Cash Flows from Financing Activities:
Borrowings on Loan and Security Agreement, net	50,000
Borrowings on Subscription Credit Facility, net	31,000
Payments of debt issuance costs	(555)
Distributions paid in cash	(829)
Proceeds from issuance of common shares	140,000
Net cash provided by financing activities	219,616
Net increase in cash and cash equivalents	3,586
Cash and cash equivalents, beginning of period	10
Cash and cash equivalents, end of period	$3,596

Supplemental and Non-Cash Information:
Interest paid during the period	$429
Non-cash financing activities not included herein consisted of reinvestment of dividends	$21

See accompanying notes to financial statements.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of June 30, 2021

(amounts in 000’s)

(Unaudited)

			Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(1)	Investment	Interest Rate	Date	Par	Cost(2)(3)	Value	of Net Assets
Debt Investments
Private Credit Investments(4)
Automobiles & components
Speedstar Holding LLC	First Lien Senior Secured Loan	8.00% (L + 7.00%)	1/22/2027	$5,031	$4,924	$5,081	3.5%
	First Lien Senior Secured Delayed Draw Loan	8.00% (L + 7.00%	1/22/2027	-	-	-	0.0%
				5,031	4,924	5,081	3.5%
Capital goods
Broder Bros., Co.	First Lien Senior Secured Loan	9.75% (L + 8.50%)	12/2/2022	5,430	5,020	5,430	3.7%
Eastern Wholesale Fence	First Lien Senior Secured Loan	7.50% (L + 6.50%)	10/30/2025	3,325	3,261	3,325	2.3%
Fastener Distribution Holdings, LLC	First Lien Senior Secured Delayed Draw Loan	8.00% (L + 7.00%)	4/1/2022	2,215	2,200	2,215	1.5%
	First Lien Senior Secured Loan	8.00% (L + 7.00%)	4/1/2022	1,950	1,937	1,950	1.3%
Friedrich Air Conditioning Co., LTD	First Lien Senior Secured Loan	7.00% (L + 6.00%)	2/7/2023	1,387	1,377	1,387	1.0%
GEON Performance Solutions	First Lien Senior Secured Loan	7.88% (L + 6.25%)	10/25/2024	4,123	4,085	4,123	2.8%
	First Lien Senior Secured Revolving Loan	7.88% (L + 6.25%)	10/25/2024	-	-	-	0.0%
Refrigeration Sales Corp.	First Lien Senior Secured Loan	7.50% (L + 6.50%)	6/22/2026	6,963	6,841	6,963	4.8%
				25,393	24,721	25,393	17.4%
Commercial & professional services
Advanced Environmental Monitoring	First Lien Senior Secured Loan	7.50% (L + 6.50%)	1/29/2026	7,372	7,137	7,372	5.1%
Gusmer Enterprises, Inc.	First Lien Senior Secured Delayed Draw Loan	6.50% (L + 5.50%)	5/7/2027	1,368	1,293	1,368	0.9%
	First Lien Senior Secured Revolving Loan	6.50% (L + 5.50%)	5/7/2027	840	789	840	0.6%
	First Lien Senior Secured Loan	6.50% (L + 5.50%)	5/7/2027	3,518	3,449	3,518	2.4%
PMFC Holding, LLC	First Lien Senior Secured Delayed Draw Loan	8.50% (L + 7.50%)	7/31/2023	2,862	2,838	2,862	2.0%
	First Lien Senior Secured Loan	8.50% (L + 7.50%)	7/31/2023	5,704	5,658	5,704	3.9%
	First Lien Senior Secured Revolving Loan	8.50% (L + 7.50%)	7/31/2023	-	-	-	0.0%
				21,664	21,164	21,664	14.9%
Consumer durables and apparel
BEL USA, LLC	First Lien Senior Secured Loan	9.50% (L + 8.00%)	11/2/2023	149	148	147	0.1%
	First Lien Senior Secured Loan	9.50% (L + 8.00%)	11/2/2023	8,951	8,761	8,817	6.1%
MacNeill Pride Group	First Lien Senior Secured Delayed Draw Loan	7.50% (L + 6.50%)	4/22/2026	-	-	-	0.0%
	First Lien Senior Secured Revolving Loan	7.50% (L + 6.50%)	4/22/2026	952	929	952	0.7%
	First Lien Senior Secured Loan	7.50% (L + 6.50%)	4/22/2026	8,750	8,608	8,750	6.0%
New Era Cap Company, Inc.	First Lien Senior Secured Loan	7.50% (L + 6.50%)	9/10/2023	12,789	12,680	12,917	8.9%
YS Garments, LLC	First Lien Senior Secured Loan	7.00% (L + 6.00%)	8/9/2024	8,051	7,866	8,051	5.6%
				39,642	38,992	39,634	27.4%

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of June 30, 2021

(amounts in 000’s)

(Unaudited)

			Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(1)	Investment	Interest Rate	Date	Par	Cost(2)(3)	Value	of Net Assets
Diversified financials
Atria Wealth Solutions, Inc.	First Lien Senior Secured Loan	7.00% (L + 6.00%)	11/30/2022	5,218	5,163	5,218	3.6%
				5,218	5,163	5,218	3.6%
Food, beverage & tobacco
Pretzels, LLC	First Lien Senior Secured Loan	7.00% (L + 6.00%)	10/22/2024	3,238	3,209	3,238	2.2%
	First Lien Senior Secured Delayed Draw Loan	7.00% (L + 6.00%)	10/22/2024	3,361	3,213	3,361	2.3%
WhiteBridge Pet Brands, LLC	First Lien Senior Secured Loan	6.25% (L + 5.25%)	1/24/2025	7,905	7,724	7,905	5.5%
				14,504	14,146	14,504	10.0%
Healthcare equipment & services
OMH-HealthEdge Holdings, LLC	First Lien Senior Secured Loan	6.25% (L + 5.25%)	10/24/2025	12,437	12,175	12,437	8.6%
Smile Doctors, LLC	First Lien Senior Secured Revolving Loan	7.00% (L + 6.00%)	10/6/2022	-	-	-	0.0%
	First Lien Senior Secured Loan	7.00% (L + 6.00%)	10/6/2022	2,166	2,150	2,166	1.5%
				14,603	14,325	14,603	10.1%
Household & personal products
DRS Holdings III, Inc. (Dr. Scholl’s)	First Lien Senior Secured Revolving Loan	7.25% (L + 6.25%)	11/1/2025	-	-	-	0.0%
	First Lien Senior Secured Loan	7.25% (L + 6.25%)	11/1/2025	12,190	12,069	12,190	8.4%
PH Beauty Holdings III, Inc.	First Lien Senior Secured Loan	5.14% (L + 5.00%)	9/28/2025	9,691	9,292	9,352	6.5%
				21,881	21,361	21,542	14.9%
Materials
Cyalume Technologies Holdings, Inc.	First Lien Senior Secured Loan	7.50% (L + 6.00%)	8/30/2024	1,893	1,876	1,893	1.3%
Drew Foam Companies, Inc.	First Lien Senior Secured Loan	7.50% (L + 6.50%)	11/5/2025	7,488	7,381	7,488	5.2%
Fralock Buyer LLC	First Lien Senior Secured Loan	6.50% (L + 5.50%)	4/17/2024	9,251	9,060	9,251	6.4%
	First Lien Senior Secured Revolving Loan	6.50% (L + 5.50%)	4/17/2024	-	-	-	0.0%
	First Lien Senior Secured Loan	6.50% (L + 5.50%)	4/17/2024	2,465	2,417	2,465	1.7%
Meridian Adhesives Group, Inc.	First Lien Senior Secured Loan	6.50% (L + 5.50%)	9/25/2023	5,712	5,663	5,712	3.9%
	First Lien Senior Secured Loan	6.50% (L + 5.50%)	3/31/2027	4,287	4,198	4,287	3.0%
	First Lien Senior Secured Loan	6.50% (L + 5.50%)	9/25/2023	2,469	2,427	2,469	1.7%
				33,565	33,022	33,565	23.2%
Pharmaceuticals, biotech & life sciences
Foundation Consumer Brands	First Lien Senior Secured Loan	7.38% (L + 6.38%)	2/12/2027	9,200	9,111	9,200	6.3%
	First Lien Senior Secured Revolving Loan	7.38% (L + 6.38%)	2/12/2027	-	-	-	0.0%
				9,200	9,111	9,200	6.3%
Retailing
Sundance Holdings Group, LLC	First Lien Senior Secured Loan	7.00% (L + 6.00%)	5/1/2024	9,522	9,098	9,426	6.5%
				9,522	9,098	9,426	6.5%
Telecommunication services
Network Connex (f/k/a NTI Connect, LLC)	First Lien Senior Secured Loan	6.00% (L + 5.00%)	4/5/2026	5,329	5,227	5,329	3.7%
				5,329	5,227	5,329	3.7%
Total Private Credit Investments				205,552	201,254	205,159	141.5%

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of June 30, 2021

(amounts in 000’s)

(Unaudited)

			Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(1)	Investment	Interest Rate	Date	Par	Cost(2)(3)	Value	of Net Assets
Liquid Credit Investments(5)
Automobiles & components
Clarios Global LP (4)	First Lien Senior Secured Loan	3.35% (L + 3.25%)	4/30/2026	407	407	403	0.3%
				407	407	403	0.3%
Capital goods
Aegion Corporation (4)	First Lien Senior Secured Loan	5.50% (L + 4.75%)	5/17/2028	736	736	742	0.5%
Columbus McKinnon Corporation (4)	First Lien Senior Secured Loan	3.25% (L + 2.75%)	5/14/2028	138	138	138	0.1%
Kodiak Building Partners Foundation (4)	First Lien Senior Secured Loan	4.00% (L + 3.25%)	3/12/2028	672	669	671	0.5%
LSF11 Skyscraper HoldCo S.a.r.l. (4)(6)(7)	First Lien Senior Secured Loan	4.25% (L + 3.50%)	9/29/2027	191	190	192	0.1%
TAMKO Building Products LLC (4)	First Lien Senior Secured Loan	3.10% (L + 3.00%)	5/29/2026	442	439	441	0.3%
Tiger Acquisition, LLC (d/b/a Sabre Industries, Inc.) (4)	First Lien Senior Secured Loan	3.75% (L + 3.25%)	6/1/2028	345	341	344	0.2%
				2,524	2,513	2,528	1.7%
Chemicals
Tronox Holdings plc	Senior Unsecured Bond	4.63%	3/15/2029	100	100	101	0.1%
				100	100	101	0.1%
Commercial & professional services
USIC Holdings, Inc. (4)	First Lien Senior Secured Loan	4.25% (L + 3.50%)	5/14/2028	193	192	193	0.1%
				193	192	193	0.1%
Consumer durables & apparel
Conair Holdings, LLC (4)(6)	First Lien Senior Secured Loan	4.25% (L + 3.75%)	5/17/2028	517	514	518	0.3%
Hayward Industries, Inc. (4)(6)	First Lien Senior Secured Loan	3.25% (L + 2.75%)	5/28/2028	258	257	258	0.2%
Hunter Fan Company (4)	First Lien Senior Secured Loan	5.75% (L + 5.00%)	5/8/2028	764	756	764	0.5%
				1,539	1,527	1,540	1.0%
Consumer services
Hilton Grand Vacations Borrower LLC (4)(6)	Senior Unsecured Bond	5.00%	6/1/2029	91	91	93	0.1%
	First Lien Senior Secured Loan	3.50% (L + 3.00%)	7/31/2028	417	415	417	0.3%
Nielsen Holdings plc	Senior Unsecured Bond	4.75%	7/15/2031	276	276	277	0.2%
Park Intermediate Holdings, LLC	First Lien Senior Secured Bond	4.88%	5/15/2029	275	275	285	0.2%
				1,059	1,057	1,072	0.8%
Energy
Blackstone CQP Holdco LP (4)(6)	First Lien Senior Secured Loan	4.25% (L + 3.50%)	6/5/2028	1,300	1,293	1,294	0.9%
DT Midstream, Inc.	Senior Unsecured Bond	4.38%	6/15/2031	248	248	253	0.2%
				1,548	1,541	1,547	1.1%
Healthcare equipment & services
Boncura Health Solutions (fka, Midwest Physician Administrative Services) (4)	First Lien Senior Secured Loan	4.00% (L + 3.25%)	3/13/2028	231	229	230	0.2%
Pacific Dental Services, LLC (4)	First Lien Senior Secured Loan	4.25% (L + 3.50%)	5/5/2028	228	227	229	0.2%
Pathway Vet Alliance LLC (4)	First Lien Senior Secured Loan	3.85% (L + 3.75%)	3/31/2027	227	225	227	0.2%
				686	681	686	0.6%

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of June 30, 2021

(amounts in 000’s)

(Unaudited)

			Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(1)	Investment	Interest Rate	Date	Par	Cost(2)(3)	Value	of Net Assets
Materials
PQ Performance Chemicals (4)(6)	First Lien Senior Secured Loan	4.25% (L + 3.50%)	4/28/2028	362	360	362	0.2%
				362	360	362	0.2%
Media & entertainment
Univision Communications Inc.	First Lien Senior Secured Bond	4.50%	5/1/2029	225	225	227	0.2%
				225	225	227	0.2%
Software & services
Atlas CC Acquisition Corp. (4)(6)	First Lien Senior Secured Loan	5.00% (L + 4.25%)	5/25/2028	929	919	931	0.6%
	First Lien Senior Secured Loan	5.00% (L + 4.25%)	5/25/2028	189	187	189	0.1%
Imola Merger Corp.	First Lien Senior Secured Bond	4.75%	5/15/2029	188	188	193	0.1%
Ingram Micro Inc. (4)(6)	First Lien Senior Secured Loan	4.00% (L + 3.50%)	7/2/2028	180	179	181	0.1%
Orion Advisor Solutions, Inc. (4)	First Lien Senior Secured Loan	4.50% (L + 3.75%)	9/24/2027	137	137	137	0.1%
RealPage, Inc. (4)	First Lien Senior Secured Loan	3.75% (L + 3.25%)	4/22/2028	962	960	959	0.7%
				2,585	2,570	2,590	1.7%
Technology hardware & equipment
Vocus Group Limited (f/k/a Vocus Communications) (4)(6)(7)	First Lien Senior Secured Loan	4.00% (L + 3.50%)	7/26/2028	108	107	108	0.1%
				108	107	108	0.1%
Telecommunication services
Cable One, Inc. (4)	First Lien Senior Secured Loan	2.11% (L + 2.00%)	5/3/2028	816	812	812	0.5%
Lumen Technologies, Inc.	Senior Unsecured Bond	5.38%	6/15/2029	137	137	139	0.1%
				953	949	951	0.6%
Transportation
American Airlines, Inc.	First Lien Senior Secured Bond	5.50%	4/20/2026	298	298	316	0.2%
	First Lien Senior Secured Bond	5.75%	4/20/2029	99	99	107	0.1%
Brown Group Holding, LLC (Signature Aviation US Holdings, Inc.) (4)	First Lien Senior Secured Loan	3.25% (L + 2.75%)	6/7/2028	1,334	1,324	1,327	0.9%
United Airlines Holdings, Inc. (4)	First Lien Senior Secured Loan	4.50% (L + 3.75%)	4/21/2028	479	476	484	0.3%
				2,210	2,197	2,234	1.5%
Total Liquid Credit Investments				14,499	14,426	14,542	10.0%
Total Debt Investments				220,051	215,680	219,701	151.5%

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of June 30, 2021

(amounts in 000’s)

(Unaudited)

	Number of		Fair	Percentage
	Shares	Cost	Value	of Net Assets
Short-Term Investments
First American Treasury Obligations Fund - Institutional Class Z, 0.01% (8)	937	937	937	0.7%
First American U.S. Treasury Money Market Fund - Institutional Class Z, 0.01% (8)	3,685	3,685	3,685	2.5%
Total Short-Term Investments	4,622	4,622	4,622	3.2%

Total Investments		$220,302	$224,323	154.7%

Liabilities in Excess of Other Assets			(79,297)	(54.7)%
Net Assets			$145,026	100.0%

(1)	As of June 30, 2021, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company.
(2)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(3)	As of June 30, 2021, the tax cost of the Company’s investments approximates their amortized cost.
(4)	Loan contains a variable rate structure, that may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three- or six-month LIBOR) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate).
(5)	Liquid credit investments are traded corporate bonds, loans or loan participations that are valued using the bid price provided by an independent pricing service, by an independent broker, the agent bank, syndicate bank or principal market maker. See Note 5 – Fair Value.

(6)	Investments or a portion of such investments have yet to settle as of June 30, 2021.
(7)	Non-qualifying investment as defined by Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2021, 0.1% of the Company’s total assets were in non-qualifying investments.

(8)	The indicated rate is the yield as of June 30, 2021.

See accompanying notes to financial statements.

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

Note 1. Organization

Organization

Kayne Anderson BDC, Inc. (the “Company”) is an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for U.S. federal income tax purposes, the Company intends to qualify as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

The Company was formed as a Delaware limited liability company in May 2018. Prior to February 5, 2021, the Company was devoting substantially all of its efforts to establishing the business and conducted organizational and marketing efforts. The Company began incurring costs related to these activities in the third quarter of 2020. The Company was formed to make investments in middle-market companies and commenced operations on February 5, 2021. On this same date, prior to the Company’s election to be regulated as a BDC under the 1940 Act, the Company completed a conversion from a Delaware limited liability company into a Delaware corporation and Kayne Anderson BDC, Inc. succeeded to the business of Kayne Anderson BDC, LLC. The Company has entered into subscription agreements with investors for an aggregate capital commitment of $285,355 to purchase shares of the Company’s common stock. See Note 11 – Subsequent Events.

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

(amounts in 000’s, except share and per share amounts)

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

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

Non-Traded Investments (Level 3)

Investments that are privately issued or otherwise restricted as to resale, as well as any security for which (a) reliable market quotations are not available in the judgment of the Company’s Advisor, or (b) the independent pricing service or independent broker does not provide prices or provides a price that in the judgment of the Company’s Advisor is stale or does not represent fair value, shall each be valued in a manner that most fairly reflects fair value of the security on the valuation date. The Company expects that a significant majority of its investments will be Level 3 investments. Unless otherwise determined by the Board, the following valuation process is used for the Company’s Level 3 investments:

●	Investment Team Valuation. The applicable investments are valued by senior professionals of Kayne Anderson who are responsible for the portfolio investments. The value of each portfolio company or investment will be initially reviewed by the investment professionals responsible for such portfolio company or investment and, for non-traded investments (i.e., illiquid securities/instruments), a standardized template designed to approximate fair market value based on observable market inputs, updated credit statistics and unobservable inputs will be used to determine a preliminary value. The investments will be valued no less frequently than quarterly, with new investments valued at the time such investment was made.

●	Investment Team Valuation Documentation. Preliminary valuation conclusions will be determined by the Company’s executive officers. Such valuation and supporting documentation is submitted to the Audit Committee (a committee of the Board) and the Board on a quarterly basis.

●	Audit Committee. The Audit Committee meets to consider the valuations submitted by our executive officers at the end of each quarter. Between meetings of the Audit Committee, the executive officers of the Company are authorized to make valuation determinations. All valuation determinations of the Audit Committee are subject to ratification by the Board at its next regular meeting.

●	Valuation Firm. Quarterly, third-party valuation firms engaged by the Board review the valuation methodologies and calculations employed for each of the Company’s investments that the Company has placed on the “watch list” and approximately 25% of its remaining investments. These third-party valuation firms will review all of the Level 3 investments at least once per year, on a rolling twelve-month basis. The Company expects the quarterly report issued by these third-party valuation firms will assist the Board in determining the fair values of the investments reviewed.

●	Board Determination. The Company’s Board meets quarterly to consider the valuations provided by the Company’s executive officers and the Audit Committee and ratify valuations for the applicable investments. The Company’s Board considers the report provided by the third-party valuation firms in reviewing and determining in good faith the fair value of the applicable portfolio investments.

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

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

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

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

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

For the three and six months ended June 30, 2021 the Company incurred base management fees of $422 and $598, respectively.

Incentive Fee

The Company will also pay the Advisor an incentive fee. The incentive fee will consist of two parts—an incentive fee on income and an incentive fee on capital gains. Described in more detail below, these components of the incentive fee will be largely independent of each other with the result that one component may be payable even if the other is not.

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

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

For the three and six months ended June 30, 2021, the Company did not incur any incentive fee on income or capital gains.

C. Other—KACALP, an affiliate of the Advisor, made an equity contribution of $10 to the Company on December 18, 2018.

On February 5, 2021, the Company purchased its initial portfolio of investments for $103,031 from an affiliate of the Company’s Advisor (the “Warehousing Entity”). This purchase of its initial portfolio of investments was funded with a portion of the proceeds from the sale of the Company’s common stock on this same date (5,666,667 shares of our common stock to investors at a price of $15.00 per share for an aggregate offering price of $85,000) to investors and with borrowings under the Company’s credit facility.

The initial portfolio purchased from the Warehouse Entity consisted of 18 loans, with an average outstanding balance of $5,876, an average purchase price of 97.4% of principal value and an average yield on that date of 8.8%. None of these loans in the initial portfolio were in default or non-accrual status. All of the loans are senior secured and the borrowers are middle and upper middle market companies. The purchase of the initial portfolio was completed before the Company elected to be treated as a business development company under the 1940 Act. This initial acquisition and all related transactions are referred to as the “Formation Transactions.”

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

Note 4. Investments

The following table presents the composition of the Company’s investment portfolio at amortized cost and fair value as of June 30, 2021:

	June 30, 2021
	Amortized	Fair
	Cost	Value
First-lien senior secured debt investments	$214,828	$218,838
Senior unsecured debt investments	852	863
Short-term investments	4,622	4,622
Total Investments	$220,302	$224,323

As of June 30, 2021, $300 of the Company’s total assets were in non-qualifying assets as defined by Section 55(a) of the 1940 Act. These were liquid credit investments in LSF11 Skyscraper HoldCo S.a.r.l. and Vocus Group Limited (f/k/a Vocus Communications).

The industry composition of long-term investments based on fair value as of June 30, 2021 was as follows:

June 30, 2021

Consumer durables and apparel	18.7%
Materials	15.4%
Capital goods	12.7%
Commercial & professional services	9.9%
Household & personal products	9.8%
Healthcare equipment & services	7.0%
Food, beverage & tobacco	6.6%
Retailing	4.3%
Pharmaceuticals, biotech & life sciences	4.2%
Telecommunication services	2.9%
Automobiles & components	2.5%
Diversified financials	2.4%
Software & services	1.2%
Transportation	1.0%
Energy	0.7%
Consumer services	0.5%
Media & entertainment	0.1%
Technology hardware & equipment	0.1%
Chemicals	0.0%
Total	100.0%

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

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

The following table presents the fair value hierarchy of investments as of June 30, 2021. Note that the valuation levels below are not necessarily an indication of the risk or liquidity associated with the underlying investment.

	Fair Value Hierarchy as of June 30, 2021
Investments:	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$-	$13,679	$205,159	$218,838
Senior unsecured debt investments	-	863	-	863
Short-term investments	$4,622	$-	$-	$4,622
Total Investments	$4,622	$14,542	$205,159	$224,323

For the six months ended June 30, 2021, the Company did not recognize any transfers to or from Level 3.

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

The following table presents changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and six months ended June 30, 2021:

For the three months ended
June 30, 2021

Fair value, beginning of period	$151,957
Purchases of investments	55,122
Proceeds from principal payments and sales of investments	(3,344)
Net change in unrealized gain (loss)	1,126
Net accretion of discount on investments	298
Transfers into (out of) Level 3	-
Fair value, end of period	$205,159

For the six months ended
June 30, 2021

Fair value, beginning of period	$-
Purchases of investments	204,434
Proceeds from principal payments and sales of investments	(3,649)
Net change in unrealized gain (loss)	3,908
Net accretion of discount on investments	466
Transfers into (out of) Level 3	-
Fair value, end of period	$205,159

The increase in unrealized gain (loss) relates to investments that were held during the period. The Company includes these unrealized gains and losses on the Statement of Operations – Net Change in Unrealized Gains (Losses).

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

Valuation Techniques and Unobservable Inputs

Non-traded debt investments are typically valued using either a market yield analysis or an enterprise value analysis. For debt investments that are not determined to be credit impaired, the Company uses a market yield analysis to determine fair value. If the debt investment is credit impaired (which is determined by performing an enterprise value analysis), the Company will use the enterprise value analysis or a liquidation basis analysis to determine fair value. As of June 30, 2021, none of the Company’s non-traded debt investments were determined to be credit impaired, and the Company used a market yield analysis to determine fair value on these investments.

To determine the estimated market yield for our debt investments, the Company analyzes changes in the risk/reward (measured by yields and leverage) of middle market indices as compared to changes in risk/reward for the underlying investment (the “Market Approach”) and estimates the appropriate credit spread for such debt investment. In this context, the fair market value of the investment is impacted by the structure and pricing of the security relative to current market yields and credit spreads for similar investments in similar businesses as well as the financial performance of such business. In performing this analysis, the Company considers data sources including, but not limited to: (i) industry publications, such as S&P Global’s High-End Middle Market Lending Review; Thomson Reuter’s Refinitiv Middle Market Monthly Stats; CapitalIQ; Pitchbook News; The Lead Left, and other data sources; (ii) comparable investments reviewed or completed by affiliates of the Advisor, and (iii) information obtained and provided by the Advisor’s independent valuation managers.

To determine if a debt investment is credit impaired, the Company estimates the enterprise value of the business and compares such estimate to the outstanding indebtedness of such business. The Company utilizes the following valuation methodologies to determine the estimated enterprise value of the company: (i) analysis of valuations of publicly traded companies in a similar line of business (“public company analysis”), (ii) analysis of valuations of M&A transaction valuations for companies in a similar line of business (“precedent transaction analysis”), (iii) discounted cash flows (“DCF analysis”) and (iv) other valuation methodologies.

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

Quantitative Table for Valuation Techniques

	As of June 30, 2021
	Fair	Valuation	Unobservable		Weighted
	Value	Technique	Input	Range	Average
First-lien senior secured debt investments	$205,159	Market Yield Analysis	Credit Spreads	5.00% - 8.50%	6.19%

Note 6. Debt

Loan and Security Agreement

On February 5, 2021, Kayne Anderson BDC Financing, LLC (“KABDCF”), a newly-formed, wholly-owned, special purposes financing subsidiary, entered into a Loan and Security Agreement (the “LSA”) with certain lenders party thereto, administrative agent, and the Advisor as collateral manager. The maximum commitment of the LSA is up to $150,000, and, subject to certain conditions, may be increased by $50,000 up to two times not to exceed $250,000. The Company did not pay an upfront fee for entering into the LSA. Advances under the facility bear an interest rate of LIBOR plus 4.25% (subject to a 1.00% LIBOR floor). In addition, if the Company terminates the LSA prior to February 5, 2022, there will be a 2.00% prepayment fee. The facility has a term of three years.

For the six months ended June 30, 2021, the average amount of borrowings outstanding under the LSA was $45,568 with a weighted average interest rate of 5.25%. As of June 30, 2021, the Company had $50,000 outstanding under the LSA at a weighted average interest rate of 5.25%.

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

Credit Agreement

On February 5, 2021, the Company entered into a $75,000 credit agreement (the “Credit Agreement”) with certain lenders party thereto. The Credit Agreement is comprised of two sub-facilities: (i) a capital call facility (the “Subscription Facility”) and (ii) a treasury facility (the “Treasury Facility”). The interest rate under the Subscription Facility is equal to LIBOR plus 1.90% (subject to a 0.35% LIBOR floor) and the interest rate under the Treasury Facility is equal to LIBOR plus 0.20% (with no LIBOR floor). The Subscription Facility will expire on December 31, 2022, and the Treasury Facility will expire on September 30, 2021.

The Credit Agreement allows the Company to transfer the commitment amount under the Treasury Facility to the Subscription Facility. On March 2, 2021, $15,000 was transferred from the Treasury Facility to the Subscription Facility. As of June 30, 2021, the Subscription Facility and Treasury Facility had commitments of $40,000 and $35,000, respectively.

For the six months ended through June 30, 2021, the average amount of borrowings outstanding under the Credit Agreement was $15,911 with a weighted average interest rate of 2.26%. As of June 30, 2021, the Company had $31,000 outstanding under the Credit Agreement at a weighted average interest rate of 2.25%.

Debt obligations consisted of the following as of June 30, 2021:

	June 30, 2021
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Loan and Security Agreement (LSA)	$150,000	$50,000	$100,000	$49,694
Credit Agreement	75,000	31,000	44,000	30,837
Total debt	$225,000	$81,000	$144,000	$80,531

(1)	The amount available reflects any limitations related to the Credit Facility’s borrowing base.
(2)	The carrying value of the LSA and Credit Agreement are presented net of deferred financing costs totaling $469.

For the three and six months ended June 30, 2021, the components of interest expense were as follows:

	For the three months ended	For the six months ended
	June 30, 2021	June 30, 2021

Interest expense	$877	$1,303
Amortization of debt issuance costs	51	86
Total interest expense	$928	$1,389
Average interest rate	5.6%	5.6%
Average borrowings	$66,407	$61,479

Note 7. Share Transactions

On February 5, 2021, the Company sold 5,666,667 shares of its common stock to investors at a price of $15.00 per share for an aggregate offering price of $85,000.

On April 23, 2021, the Company sold 3,532,434 shares of its common stock to investors at a price of $15.57 per share for an aggregate offering price of $55,000. As of June 30, 2021, the Company had subscription agreements with investors for an aggregate capital commitment of $285,355 to purchase shares of common stock ($145,355 of the commitments are undrawn). See Note 11 – Subsequent Events.

On May 14, 2021, the Company paid its first distribution of $0.15 per share to each common stockholder of record as of April 20, 2021. Pursuant to the Company’s dividend reinvestment plan, $21 (1,361 shares of common stock), was reinvested into shares of the Company. See Note 11 – Subsequent Events.

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

Note 8. Commitments and Contingencies

The Company had an aggregate of $21,552 of unfunded commitments to provide debt financing to its portfolio companies as of June 30, 2021. Such commitments are generally subject to the satisfaction of certain financial and nonfinancial covenants and certain operational metrics; involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s consolidated statements of assets and liabilities, and are not reflected in the Company’s consolidated statements of assets and liabilities. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

A summary of the composition of the unfunded commitments as of June 30, 2021 is shown in the table below:

As of
June 30, 2021
DRS Holdings III, Inc. (Dr. Scholl’s)	$310
Foundation Consumer Brands	577
Fralock Buyer LLC	749
GEON Performance Solutions	517
Gusmer Enterprises, Inc.	6,765
MacNeill Pride Group	2,798
PMFC Holding, LLC	684
Pretzels, LLC	8,402
Smile Doctors, LLC	56
Speedstar Holding LLC	694
Total unfunded commitments	$21,552

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2021, management was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

Note 9. Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of June 30, 2021, there were no dilutive shares.

The following table sets forth the computation of basic and diluted earnings per share of common stock for the three and six months ended June 30, 2021:

	For the three months ended	For the six months ended
	June 30, 2021	June 30, 2021

Net increase (decrease) in net assets resulting from operations	$3,208	$6,653
Weighted average shares of common stock outstanding - basic and diluted	8,346,491	7,337,219
Earnings (loss) per share of common stock - basic and diluted	$0.38	$0.91

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

Note 10. Financial Highlights

The following per share of common stock data has been derived from information provided in the unaudited financial statements. The following is a schedule of financial highlights for the six months ended June 30, 2021:

For the six months ended
June 30, 2021
Per Common Share Operating Performance (1)
Net Asset Value, Beginning of Period(2)	$14.86
Results of Operations:
Net Investment Income	0.35
Net Realized and Unrealized Gain (Loss) on Investments(3)	0.70
Net Increase (Decrease) in Net Assets Resulting from Operations	1.05
Distributions to Common Stockholders
Distributions from Net Investment Income	(0.15)
Net Decrease in Net Assets Resulting from Distributions	(0.15)
Net Asset Value, End of Period	$15.76
Shares Outstanding, End of Period	9,201,129
Ratio/Supplemental Data
Net assets, end of period	$145,026
Weighted-average shares outstanding	7,337,219
Total Return(4)	6.1%
Portfolio turnover	6.3%
Ratio of operating expenses to average net assets(5)	6.8%
Ratio of net investment income (loss) to average net assets(5)	6.4%

(1)	The per common share data was derived by using weighted average shares outstanding.
(2)	The initial offering price of $15.00 per share less $0.14 per share of organizational costs.
(3)	Realized and unrealized gains and losses per share in this caption are balancing amounts necessary to reconcile the change in net asset value per share for the period, and may not reconcile with the aggregate gains and losses in the Consolidated Statement of Operations due to share transactions during the period.
(4)	Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share (if any), divided by the beginning NAV per share. The calculation also assumes reinvestment of dividends at actual prices pursuant to the Company’s dividend reinvestment plan. Total return is not annualized.
(5)	The ratios reflect an annualized amount, except in the case of non-recurring expenses (e.g. initial organizational expense of $175 for the six months ended June 30, 2021).

Note 11. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the financial statements included herein. There have been no subsequent events that require recognition or disclosure in these financial statements except for the following:

On July 23, 2021, the Company sold 2,862,595 shares of its common stock at a price of $15.72 per share for an aggregate offering price of $45,000. Just prior to the issuance of shares, the Company entered into subscription agreements with investors for $82,375 of additional capital commitments. Following this capital close, the Company has subscription agreements with investors for an aggregate capital commitment of $367,730 to purchase shares of common stock ($182,730 of the commitments are undrawn). Under the terms of the subscription agreements, stockholders are required to fund drawdowns to purchase shares of common stock up to the amount of their respective capital commitments on an as-needed basis with a minimum of ten days’ prior notice to stockholders.

On July 27, 2021, the Company paid a distribution of $0.22 per share to each common stockholder of record as of July 20, 2021. The total distribution was $2,024 and $584 was reinvested into the Company through the purchase of 37,640 shares of common stock.

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

Recent Developments

On July 23, 2021, we sold 2.9 million shares of common stock at a price of $15.72 per share for an aggregate offering price of $45 million. Just prior to the issuance of shares, we entered into subscription agreements with investors for $82.4 million of additional capital commitments. Following this capital close, we have subscription agreements with investors for an aggregate capital commitment of $367.7 million to purchase shares of common stock ($182.7 million of the commitments are undrawn).

On June 14, 2021, Michael J. Levitt notified our Board of Directors (the “Board”) of his decision to resign, effective immediately, from his position as our Chief Executive Officer. Mr. Levitt will continue to serve in his role as an interested director of the Company. Mr. Levitt’s decision to resign was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On June 14, 2021, in connection with Mr. Levitt’s resignation, the Board appointed Mr. James C. Baker as Chief Executive Officer, effective immediately.

Portfolio and Investment Activity

As of June 30, 2021, we had 82 debt investments in 61 portfolio companies with an aggregate fair value of approximately $219.7 million and an amortized cost of $215.7 million consisting of first lien senior secured (99.6%) and senior unsecured (0.4%) debt investments.

As of June 30, 2021, our weighted average total yield to maturity of debt and income producing securities at fair value was 7.7%, and our weighted average total yield to maturity of debt and income producing securities at amortized cost was 7.8%.

Our investment activity for the three months ended June 30, 2021 is presented below (information presented herein is at par value unless otherwise indicated).

For the three months ended
June 30, 2021 ($ in millions)

New investments:
Gross investments	$86.8
Less: sold investments	(5.1)
Total new investments	81.7

Principal amount of investments funded:
Private credit investments	$56.2
Liquid credit investments	12.2
Total principal amount of investments funded	68.4

Principal amount of investments sold:
Private credit investments	(3.3)
Liquid credit investments	(1.8)
Total principal amount of investments sold or repaid	(5.1)

Number of new investment commitments	47
Average new investment commitment amount	$1.8
Weighted average maturity for new investment commitments	4.8 years
Percentage of new debt investment commitments at floating rates	98.0%
Percentage of new debt investment commitments at fixed rates	2.0%
Weighted average interest rate of new investment commitments	6.6%
Weighted average spread over LIBOR of new floating rate investment commitments	5.6%
Weighted average interest rate on investment sold or paid down	6.1%

The table below describes long-term investments by industry composition based on fair value as of June 30, 2021:

June 30, 2021

Consumer durables and apparel	18.7%
Materials	15.4%
Capital goods	12.7%
Commercial & professional services	9.9%
Household & personal products	9.8%
Healthcare equipment & services	7.0%
Food, beverage & tobacco	6.6%
Retailing	4.3%
Pharmaceuticals, biotech & life sciences	4.2%
Telecommunication services	2.9%
Automobiles & components	2.5%
Diversified financials	2.4%
Software & services	1.2%
Transportation	1.0%
Energy	0.7%
Consumer services	0.5%
Media & entertainment	0.1%
Technology hardware & equipment	0.1%
Chemicals	0.0%
Total	100.0%

Results of Operations

Comparative financial statement tables are not presented as we commenced operations on February 5, 2021. For the three and six months ended June 30, 2021, our total investment income was derived from our initial portfolio of investments during these periods. All investments were income producing, and there were no loans on non-accrual status as of June 30, 2021.

The following table represents the operating results for the three and six months ended June 30, 2021:

	For the three months ended	For the six months ended
	June 30, 2021	June 30, 2021
	($ in millions)	($ in millions)
Total investment income	$3.8	$5.6
Less: Net expenses	1.8	3.0
Net investment income	2.0	2.6
Net realized gains (losses) on investments	0.0	0.0
Net change in unrealized gains (losses) on investments	1.2	4.0
Net increase (decrease) in net assets resulting from operations	$3.2	$6.6

Investment Income

Investment income for the three and six months ended June 30, 2021 totaled $3.8 million and $5.6 million, respectively, and consisted primarily of interest income on our debt investments.

Expenses

Operating expenses for the three and six months ended June 30, 2021, were as follows:

	For the three months ended	For the six months ended
	June 30, 2021 ($ in millions)	June 30, 2021 ($ in millions)
Interest and debt financing expenses	$0.9	$1.4
Management fees	0.4	0.6
Other operating expenses	0.3	0.6
Initial organization	-	0.2
Deferred offering costs	0.1	0.1
Directors fees	0.1	0.1
Total expenses	$1.8	$3.0

Total expenses for the three and six months ended June 30, 2021 included zero and $0.2 million of initial organization expenses and $0.07 million and $0.1 million of deferred offering costs, respectively.

Net Unrealized Gains (Losses) on Investments

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the three and six months ended June 30, 2021, net unrealized gains (losses) on our investment portfolio were comprised of the following:

	For the three months ended	For the six months ended
	June 30, 2021 ($ in millions)	June 30, 2021 ($ in millions)
Unrealized gains on investments	$1.5	$4.0
Unrealized (losses) on investments	(0.3)	-
Net change in unrealized gains (losses) on investments	$1.2	$4.0

The change in unrealized appreciation for the three months ended June 30, 2021 totaled $1.5 million, which primarily related to our investments in the following table:

For the three months ended
June 30, 2021 ($ in millions)
Portfolio Company
Gusmer Enterprises, Inc.	$0.2
MacNeill Pride Group	0.2
Broder Bros., Co.	0.2
DRS Holdings III, Inc. (Dr. Scholl’s)	0.1
Refrigeration Sales Corp.	0.1
Fralock Buyer LLC	0.1
Pretzels, LLC	0.1
Network Connex (f/k/a NTI Connect, LLC)	0.1
Eastern Wholesale Fence	0.1
Other portfolio companies	0.3
Total Unrealized Appreciation	$1.5

The change in unrealized depreciation for the three months ended June 30, 2021 totaled $0.3 million, which was primarily attributable to accretion of discounts on investments.

The change in unrealized appreciation for the six months ended June 30, 2021 totaled $4.0 million, which primarily related to our investments in the following table:

For the six months ended
June 30, 2021 ($ in millions)
Portfolio Company
Broder Bros., Co.	$0.4
Sundance Holdings Group, LLC	0.3
OMH-HealthEdge Holdings, LLC	0.3
Fralock Buyer LLC	0.2
New Era Cap Company, Inc.	0.2
Advanced Environmental Monitoring	0.2
Gusmer Enterprises, Inc.	0.2
YS Garments, LLC	0.2
WhiteBridge Pet Brands, LLC	0.2
Meridian Adhesives Group, Inc.	0.2
Other portfolio companies	1.6
Total Unrealized Appreciation	$4.0

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

In accordance with the 1940 Act, we are required to meet a coverage ratio of total assets (less total liabilities other than indebtedness) to total borrowings and other senior securities (and any preferred stock that we may issue in the future) of at least 150%. If this ratio declines below 150%, we cannot incur additional leverage and could be required to sell a portion of our investments to repay some leverage when it is disadvantageous to do so. As of June 30, 2021, our asset coverage ratio was 279%. We currently intend to target asset coverage of 200% to 180% (which equates to a debt-to-equity ratio of 1.0x to 1.25x) but may alter this target based on market conditions.

As of June 30, 2021, we had $81 million borrowed under our credit facilities (the LSA and the Credit Agreement) and cash and cash equivalents of $8.2 million (including short-term investments).

As of August 12, 2021, we had $50 million borrowed under our LSA; no borrowings outstanding under our Credit Agreement, and cash and cash equivalents of $22.9 million (including short-term investments).

Capital Contributions

During the six months ended June 30, 2021, we issued and sold 9,199,767 shares related to capital called at an aggregate purchase price of $140 million. As of August 13, 2021, we had aggregate capital commitments of $367.7 million and undrawn capital commitments from investors of $182.7 million ($185 million or 50.3% funded).

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

The Credit Agreement allows us to transfer the commitment amount under the Treasury Facility to the Subscription Facility. On March 2, 2021, $15 million was transferred from the Treasury Facility to the Subscription Facility. As of June 30, 2021, the Subscription Facility and Treasury Facility had commitments of $40 million and $35 million, respectively.

Critical Accounting Policies

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies, including those relating to the valuation of our investment portfolio, are described below. The critical accounting policies should be read in conjunction with our risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and in this Quarterly Report. See Note 2 to our consolidated financial statements for the six months ended June 30, 2021, for more information on our critical accounting policies.

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

Non-Traded Investments (Level 3)

Investments that are privately issued or otherwise restricted as to resale, as well as any security for which (a) reliable market quotations are not available in the judgment of our Advisor, or (b) the independent pricing service or independent broker does not provide prices or provides a price that in the judgment of our Advisor is stale or does not represent fair value, shall each be valued in a manner that most fairly reflects fair value of the security on the valuation date. We expect that a significant majority of our investments will be Level 3 investments. Unless otherwise determined by the Board, the following valuation process is used for our Level 3 investments:

●	Investment Team Valuation. The applicable investments are valued by senior professionals of Kayne Anderson who are responsible for the portfolio investments. The value of each portfolio company or investment will be initially reviewed by the investment professionals responsible for such portfolio company or investment and, for non-traded investments (i.e., illiquid securities/instruments), a standardized template designed to approximate fair market value based on observable market inputs, updated credit statistics and unobservable inputs will be used to determine a preliminary value. The investments will be valued no less frequently than quarterly, with new investments valued at the time such investment was made.

●	Investment Team Valuation Documentation. Preliminary valuation conclusions will be determined by our executive officers. Such valuation and supporting documentation is submitted to the Audit Committee (a committee of our Board) and our Board on a quarterly basis.

●	Audit Committee. The Audit Committee meets to consider the valuations submitted by our executive officers at the end of each quarter. Between meetings of the Audit Committee, our executive officers are authorized to make valuation determinations. All valuation determinations of the Audit Committee are subject to ratification by our Board at its next regular meeting.

●	Valuation Firm. Quarterly, third-party valuation firms engaged by our Board review the valuation methodologies and calculations employed for each of our investments that we have placed on the “watch list” and approximately 25% of our remaining investments. These third-party valuation firms will review all of the Level 3 investments at least once per year, on a rolling twelve-month basis. We expect the quarterly report issued by these third-party valuation firms will assist the Board in determining the fair values of the investments reviewed.

●	Board Determination. Our Board meets quarterly to consider the valuations provided by our executive officers and the Audit Committee and ratify valuations for the applicable investments. Our Board considers the report provided by the third-party valuation firms in reviewing and determining in good faith the fair value of the applicable portfolio investments.

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

Contractual Obligations

A summary of our significant contractual principal payment obligations related to the repayment of our outstanding indebtedness at June 30, 2021 is as follows:

	Payments Due by Period ($ in millions)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Loan and Security Agreement (LSA)	$50.0	$-	$50.0	$-	$-
Credit Agreement	31.0	-	31.0	-	-
Total contractual obligations	$81.0	$-	$81.0	$-	$-

Off-Balance Sheet Arrangements

As of June 30, 2021, we had an aggregate $21.6 million of unfunded commitments to provide debt financing to our portfolio companies. Such commitments are generally subject to the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in our financial statements. Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not have any other off-balance sheet financings or liabilities.

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

Administration Agreement. On February 5, 2021, we entered into an Administration Agreement with our Advisor, which serves as our Administrator pursuant to which the Administrator will furnish us with administrative services necessary to conduct our day-to-day operations. The Administrator will be reimbursed for administrative expenses it incurs on our behalf in performing its obligations. Such reimbursement may be made for our allocable portion (subject to the review and approval of our independent directors) of office facilities, overhead, and compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and their respective staff who provide services to us. As we reimburse the Administrator for its expenses, we will indirectly bear such cost. The Administrator engaged U.S. Bank Global Fund Services under a sub-administration agreement to assist the Administrator in performing certain of its administrative duties. The Administrator may enter into additional sub-administration agreements with third-parties to perform other administrative and professional services on behalf of the Administrator.

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

Assuming that the consolidated statement of assets and liabilities as of June 30, 2021 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact ($ in millions) of hypothetical base rate changes in interest rate (considering interest rate floors for floating rate instruments).

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 25 basis points	$-	$-	$-
Up 100 basis points	$0.5	$0.3	$0.2
Up 200 basis points	$2.6	$1.1	$1.5
Up 300 basis points	$4.8	$2.0	$2.8

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2021 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic United States Securities and Exchange Commission filings is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For the six months ended June 30, 2021, the Company issued and sold 9,201,129 shares (including dividend reinvestment) of its common stock at an aggregate purchase price of $140 million. The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4 (a)(2) and Rule 506(b) of Regulation D thereof. The Company relied, in part, upon representations from the investors in the subscription agreements that each investor was an accredited investor as defined in Regulation D under the Securities Act. We did not engage in general solicitation or advertising, and did not offer securities to the public, in connection with such issuances and sales.

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

Kayne Anderson BDC, Inc.

Date: August 16, 2021	/s/ James C. Baker
	Name:	James C. Baker
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 16, 2021	/s/ Terry A. Hart
	Name:	Terry A. Hart
	Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)