Form 10-Q
period 2021-09-30
Kayne Anderson BDC, Inc.
filed 2021-11-15
CIK 1747172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 11, 2021, the registrant had 14,659,588 shares of common stock, $0.001 par value per share, outstanding. As of November 11, 2021, there was no public market for the registrant’s shares.

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

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Kayne Anderson BDC, Inc.
Consolidated Statements of Assets and Liabilities
(amounts in 000's, except share and per share amounts)

	September 30, 2021 (Unaudited)	December 31, 2020
Assets:
Investments, at fair value:
Long-term investments (amortized cost of $255,710)	$260,720	$-
Short-term investments (amortized cost of $1,926)	1,926	-
Cash and cash equivalents	1,243	10
Deferred offering costs	105	231
Receivable for sales of investments	1,501	-
Interest receivable	957	-
Prepaid expenses and other assets	48	177
Total Assets	$266,500	$418

Liabilities:
Loan and Security Agreement (Note 6)	$50,000	$-
Unamortized Loan and Security Agreement issuance costs	(277)	-
Subscription Credit Agreement (Note 6)	21,000	-
Unamortized Subscription Credit Facility issuance costs	(329)	-
Accrued organizational and offering costs	6	141
Payable for investments purchased	1,293	-
Payables to affiliates (Note 3)	-	1,075
Management fee payable	545	-
Accrued expenses and other liabilities	1,570	-
Total Liabilities	$73,808	$1,216

Commitments and contingencies (Note 8)

Net Assets:
Common Shares, $0.001 par value; 100,000,000 shares authorized; 12,101,184 as of September 30, 2021 issued and outstanding	$12	$-
Additional paid-in capital	185,604	-
Total distributable earnings (deficit)	7,076	-
Total member's capital (deficit)	-	(798)
Total Net Assets	$192,692	$(798)
Total Liabilities and Net Assets	$266,500	$418
Net Asset Value Per Common Share	$15.92	n/a

See accompanying notes to financial statements.

Kayne Anderson BDC, Inc.

Consolidated Statements of Operations
(amounts in 000's, except share and per share amounts)
(Unaudited)

	For the three months ended	For the nine months ended
	September 30, 2021	September 30, 2021
Income:
Investment income from investments:
Interest income	$4,976	$10,531
Total Investment Income	4,976	10,531

Expenses:
Interest expense	948	2,337
Management fees	545	1,143
Professional fees	140	433
Directors fees	81	226
Offering costs	76	182
Initial organization costs	-	175
Other general and administrative expenses	201	465
Total Expenses	1,991	4,961
Net Investment Income (Loss)	2,985	5,570

Realized and unrealized gains (losses) on investments
Net realized gains (losses):
Investments	131	178
Total net realized gains (losses)	131	178
Net change in unrealized gains (losses):
Investments	989	5,010
Total net change in unrealized gains (losses)	989	5,010
Total realized and unrealized gains (losses)	1,120	5,188

Net Increase (Decrease) in Net Assets Resulting from Operations	$4,105	$10,758

Per Common Share Data:
Basic and diluted net investment income per common share	$0.26	$0.63
Basic and diluted net increase in net assets resulting from operations	$0.36	$1.21
Weighted Average Common Shares Outstanding - Basic and Diluted	11,406,064	8,910,050

See accompanying notes to financial statements.

Kayne Anderson BDC, Inc.

Consolidated Statements of Changes in Net Assets

(amounts in 000's)

(Unaudited)

	For the three months ended	For the nine months ended
	September 30, 2021	September 30, 2021
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$2,985	$5,570
Net realized gains (losses) on investments	131	178
Net change in unrealized gains (losses) on investments	989	5,010
Net Increase (Decrease) in Net Assets Resulting from Operations	4,105	10,758

Decrease in Net Assets Resulting from Stockholder Distributions
Dividends and distributions to stockholders	(2,024)	(2,874)
Net Decrease in Net Assets Resulting from Stockholder Distributions	(2,024)	(2,874)

Increase in Net Assets Resulting from Capital Share Transactions
Issuance of common shares	45,000	185,000
Reinvestment of distributions	585	606
Net Increase in Net Assets Resulting from Capital Share Transactions	45,585	185,606
Total Increase (Decrease) in Net Assets	47,666	193,490
Net Assets, Beginning of Period	145,026	(798)
Net Assets, End of Period	$192,692	$192,692

See accompanying notes to financial statements.

Kayne Anderson BDC, Inc.

Consolidated Statements of Cash Flows

(amounts in 000's)

(Unaudited)

For the nine months ended
September 30, 2021

Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$10,758
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized (gains)/losses on investments	(178)
Net change in unrealized (gains)/losses on investments	(5,010)
Net accretion of discount on investments	(733)
Purchases of short-term investments, net	(1,925)
Purchases of portfolio investments	(308,311)
Proceeds from sale of portfolio investments	53,655
Paid-in-kind interest from portfolio investments	(144)
Amortization of deferred financing cost	141
Increase/(decrease) in operating assets and liabilities:
(Increase)/decrease in receivable for sales of investments	(1,501)
(Increase)/decrease in interest and dividends receivable	(957)
(Increase)/decrease in deferred offering costs	126
(Increase)/decrease in prepaid expenses and other assets	129
Increase/(decrease) in payable for investments purchased	1,293
Increase/(decrease) in management fees payable	545
Increase/(decrease) in payable to affiliate	(1,075)
Increase/(decrease) in accrued organizational and offering costs, net	(135)
Increase/(decrease) in accrued expenses and other liabilities	1,570
Net cash used in operating activities	(251,752)
Cash Flows from Financing Activities:
Borrowings on Loan and Security Agreement, net	50,000
Borrowings on Subscription Credit Facility, net	21,000
Payments of debt issuance costs	(747)
Distributions paid in cash	(2,268)
Proceeds from issuance of common shares	185,000
Net cash provided by financing activities	252,985
Net increase in cash and cash equivalents	1,233
Cash and cash equivalents, beginning of period	10
Cash and cash equivalents, end of period	$1,243

Supplemental and Non-Cash Information:
Interest paid during the period	$1,211
Non-cash financing activities not included herein consisted of reinvestment of dividends	$606

See accompanying notes to financial statements.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of September 30, 2021

(amounts in 000's)

(Unaudited)

		Interest	Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(1)	Investment	Rate	Date	Par	Cost(2)(3)	Value	of Net Assets
Debt Investments
Private Credit Investments(4)
Automobiles & components
Speedstar Holding LLC	First Lien Senior Secured Loan	8.00% (L + 7.00%)	1/22/2027	$5,018	$4,915	$5,068	2.6%
	First Lien Senior Secured Delayed Draw Loan	8.00% (L + 7.00%)	1/22/2027	-	-	-	0.0%
				5,018	4,915	5,068	2.6%
Capital goods
Blade (US) Holdings, Inc.	First Lien Senior Secured Loan	7.00% (L + 6.00%)	8/31/2027	4,879	4,771	4,879	2.5%
	First Lien Senior Secured Delayed Draw Loan	7.00% (L + 6.00%)	3/3/2023	-	-	-	0.0%
Broder Bros., Co.	First Lien Senior Secured Loan	9.75% (L + 8.50%)	12/2/2022	5,400	5,056	5,400	2.8%
Eastern Wholesale Fence	First Lien Senior Secured Loan	7.50% (L + 6.50%)	10/30/2025	3,317	3,255	3,317	1.7%
Fastener Distribution Holdings, LLC	First Lien Senior Secured Delayed Draw Loan	8.00% (L + 7.00%)	4/1/2022	2,209	2,190	2,209	1.2%
	First Lien Senior Secured Loan	8.00% (L + 7.00%)	4/1/2022	1,945	1,928	1,945	1.0%
I.D. Images Acquisition, LLC	First Lien Senior Secured Delayed Draw Loan	7.25% (L + 6.25%)	1/30/2023	1,873	1,849	1,873	1.0%
	First Lien Senior Secured Revolving Loan	7.25% (L + 6.25%)	7/30/2026	198	191	198	0.1%
	First Lien Senior Secured Loan	7.25% (L + 6.25%)	7/30/2026	6,068	6,008	6,068	3.2%
Refrigeration Sales Corp.	First Lien Senior Secured Loan	7.50% (L + 6.50%)	6/22/2026	6,963	6,846	6,963	3.6%
United Safety & Survivability Corporation (USSC)	First Lien Senior Secured Loan	7.00% (L + 6.00%)	9/30/2027	12,722	12,463	12,722	6.6%
	First Lien Senior Secured Delayed Draw Loan	7.00% (L + 6.00%)	9/30/2023	-	-	-	0.0%
	First Lien Senior Secured Delayed Draw Loan	7.00% (L + 6.00%)	12/31/2021	-	-	-	0.0%
	First Lien Senior Secured Revolving Loan	7.00% (L + 6.00%)	9/30/2027	268	244	268	0.1%
				45,842	44,801	45,842	23.8%
Commercial & professional services
Advanced Environmental Monitoring(5)	First Lien Senior Secured Loan	7.50% (L + 6.50%)	1/29/2026	7,372	7,148	7,372	3.8%
Gusmer Enterprises, Inc.	First Lien Senior Secured Delayed Draw Loan	6.50% (L + 5.50%)	5/7/2027	2,634	2,549	2,634	1.4%
	First Lien Senior Secured Revolving Loan	6.50% (L + 5.50%)	5/7/2027	840	791	840	0.4%
	First Lien Senior Secured Loan	6.50% (L + 5.50%)	5/7/2027	3,509	3,442	3,509	1.8%
PMFC Holding, LLC	First Lien Senior Secured Delayed Draw Loan	8.50% (L + 7.50%)	7/31/2023	2,854	2,834	2,854	1.5%
	First Lien Senior Secured Loan	8.50% (L + 7.50%)	7/31/2023	5,690	5,648	5,690	3.0%
	First Lien Senior Secured Revolving Loan	8.50% (L + 7.50%)	7/31/2023	-	-	-	0.0%
Regiment Security Partners LLC	First Lien Senior Secured Loan	8.00% (L + 7.00%)	9/15/2026	7,800	7,619	7,800	4.0%
	First Lien Senior Secured Delayed Draw Loan	8.00% (L + 7.00%)	9/15/2023	-	-	-	0.0%
	First Lien Senior Secured Revolving Loan	8.00% (L + 7.00%)	9/15/2026	-	-	-	0.0%
				30,699	30,031	30,699	15.9%
Consumer durables & apparel
BEL USA, LLC	First Lien Senior Secured Loan	9.50% (L + 8.00%)	11/2/2023	148	147	146	0.1%
	First Lien Senior Secured Loan	8.50% (L + 7.00%, includes 2.81% PIK)	11/2/2023	8,959	8,787	8,825	4.6%
MacNeill Pride Group	First Lien Senior Secured Loan	7.50% (L + 6.50%)	4/22/2026	8,728	8,616	8,728	4.5%
	First Lien Senior Secured Delayed Draw Loan	7.50% (L + 6.50%)	4/22/2026	1,310	1,285	1,310	0.7%
	First Lien Senior Secured Revolving Loan	7.50% (L + 6.50%)	4/22/2026	1,190	1,168	1,190	0.6%
New Era Cap Company, Inc.	First Lien Senior Secured Loan	7.50% (L + 6.50%)	9/10/2023	12,757	12,658	13,139	6.8%
Trademark Global LLC	First Lien Senior Secured Loan	7.00% (L + 6.00%)	7/30/2024	11,538	11,422	11,538	6.0%
	First Lien Senior Secured Delayed Draw Loan	7.00% (L + 6.00%)	7/30/2023	-	-	-	0.0%
	First Lien Senior Secured Revolving Loan	7.00% (L + 6.00%)	7/30/2024	1,680	1,652	1,680	0.9%
YS Garments, LLC	First Lien Senior Secured Loan	7.00% (L + 6.00%)	8/9/2024	7,994	7,822	7,994	4.1%
				54,304	53,557	54,550	28.3%

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of September 30, 2021

(amounts in 000's)

(Unaudited)

		Interest	Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(1)	Investment	Rate	Date	Par	Cost(2)(3)	Value	of Net Assets
Diversified financials
Atria Wealth Solutions, Inc.	First Lien Senior Secured Loan	7.00% (L + 6.00%)	11/30/2022	5,205	5,159	5,205	2.7%
				5,205	5,159	5,205	2.7%
Food, beverage & tobacco
Pretzels, LLC(5)	First Lien Senior Secured Loan	7.00% (L + 6.00%)	10/22/2024	3,238	3,211	3,238	1.7%
	First Lien Senior Secured Delayed Draw Loan	7.00% (L + 6.00%)	10/22/2024	3,361	3,224	3,361	1.7%
				6,599	6,435	6,599	3.4%
Health care equipment & services
Dermatologists of Southwestern Ohio, LLC	First Lien Senior Secured Loan	9.50% (L + 8.50%)	4/20/2022	1,285	1,273	1,285	0.7%
OMH-HealthEdge Holdings, LLC	First Lien Senior Secured Loan	6.25% (L + 5.25%)	10/24/2025	12,406	12,157	12,406	6.5%
Smile Doctors, LLC	First Lien Senior Secured Revolving Loan	7.00% (L + 6.00%)	10/6/2022	-	-	-	0.0%
	First Lien Senior Secured Loan	7.00% (L + 6.00%)	10/6/2022	2,160	2,147	2,160	1.1%
US Oral Surgery Management, LLC	First Lien Senior Secured Delayed Draw Loan	6.75% (L + 5.75%)	1/7/2024	2,054	2,008	2,054	1.1%
	First Lien Senior Secured Loan	6.75% (L + 5.75%)	1/7/2024	1,230	1,213	1,230	0.6%
West Dermatology Management Holdings, LLC	First Lien Senior Secured Loan	7.00% (L + 6.00%)	2/11/2025	1,975	1,956	1,975	1.0%
				21,110	20,754	21,110	11.0%
Household & personal products
DRS Holdings III, Inc. (Dr. Scholl's)	First Lien Senior Secured Loan	7.25% (L + 6.25%)	11/1/2025	12,159	12,040	12,159	6.3%
	First Lien Senior Secured Revolving Loan	7.25% (L + 6.25%)	11/1/2025	-	-	-	0.0%
PH Beauty Holdings III, Inc.	First Lien Senior Secured Loan	5.12% (L + 5.00%)	9/28/2025	9,666	9,288	9,473	4.9%
				21,825	21,328	21,632	11.2%
Materials
Cyalume Technologies Holdings, Inc.	First Lien Senior Secured Loan	7.50% (L + 6.00%)	8/30/2024	1,888	1,872	1,888	1.0%
Drew Foam Companies, Inc.	First Lien Senior Secured Loan	7.50% (L + 6.50%)	11/5/2025	7,469	7,371	7,469	3.9%
Fralock Buyer LLC	First Lien Senior Secured Loan	6.50% (L + 5.50%)	4/17/2024	9,251	9,075	9,251	4.8%
	First Lien Senior Secured Revolving Loan	6.50% (L + 5.50%)	4/17/2024	-	-	-	0.0%
	First Lien Senior Secured Loan	6.50% (L + 5.50%)	4/17/2024	2,459	2,415	2,459	1.3%
				21,067	20,733	21,067	11.0%
Pharmaceuticals, biotech & life sciences
Foundation Consumer Brands	First Lien Senior Secured Loan	7.38% (L + 6.38%)	2/12/2027	8,946	8,862	8,946	4.6%
	First Lien Senior Secured Revolving Loan	7.38% (L + 6.38%)	2/12/2027	-	-	-	0.0%
				8,946	8,862	8,946	4.6%
Retailing
Sundance Holdings Group, LLC(5)	First Lien Senior Secured Loan	7.00% (L + 6.00%)	5/1/2024	9,522	9,130	9,522	4.9%
				9,522	9,130	9,522	4.9%
Software & services
Improving Acquisition LLC	First Lien Senior Secured Loan	7.50% (L + 6.50%)	7/26/2024	604	598	604	0.3%
Peak Technologies(5)	First Lien Senior Secured Loan	8.09% (L + 7.09%)	4/1/2026	12,800	12,674	12,800	6.7%
				13,404	13,272	13,404	7.0%
Telecommunication services
Centerline Communications, LLC	First Lien Senior Secured Loan	6.50% (L + 5.50%)	8/10/2027	6,000	5,847	6,000	3.1%
	First Lien Senior Secured Delayed Draw Loan	6.50% (L + 5.50%)	8/10/2023	5,760	5,668	5,760	3.0%
	First Lien Senior Secured Revolving Loan	6.50% (L + 5.50%)	8/10/2027	-	-	-	0.0%
Network Connex (f/k/a NTI Connect, LLC)	First Lien Senior Secured Loan	6.00% (L + 5.00%)	4/5/2026	5,316	5,218	5,316	2.8%
				17,076	16,733	17,076	8.9%
Total Private Credit Investments				260,617	255,710	260,720	135.3%
Total Debt Investments				260,617	255,710	260,720	135.3%

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of September 30, 2021

(amounts in 000's)

(Unaudited)

	Number of		Fair	Percentage
	Shares	Cost	Value	of Net Assets
Short-Term Investments
First American Treasury Obligations Fund - Institutional Class Z, 0.01% (6)	1,926	1,926	1,926	1.0%
Total Short-Term Investments	1,926	1,926	1,926	1.0%

Total Investments		$257,636	$262,646	136.3%

Liabilities in Excess of Other Assets			(69,954)	(36.3)%
Net Assets			$192,692	100.0%

(1)	As of September 30, 2021, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company.
(2)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(3)	As of September 30, 2021, the tax cost of the Company's investments approximates their amortized cost.
(4)	Loan contains a variable rate structure, that may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three- or six-month LIBOR) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate).
(5)

The Company is entitled to receive additional interest as a result of an arrangement with other lenders in the syndication. In exchange for the higher interest rate, the “last-out” portion is at a greater risk of loss. Certain lenders represent a “first out” portion of the investment and have priority to the “last-out” portion with respect to payments of principal and interest.

(6)	The indicated rate is the yield as of September 30, 2021.

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

The Company was formed as a Delaware limited liability company in May 2018. Prior to February 5, 2021, the Company was devoting substantially all of its efforts to establishing the business and conducted organizational and marketing efforts. The Company began incurring costs related to these activities in the third quarter of 2020. The Company was formed to make investments in middle-market companies and commenced operations on February 5, 2021. On this same date, prior to the Company’s election to be regulated as a BDC under the 1940 Act, the Company completed a conversion from a Delaware limited liability company into a Delaware corporation and Kayne Anderson BDC, Inc. succeeded to the business of Kayne Anderson BDC, LLC. As of September 30, 2021, the Company has entered into subscription agreements with investors for an aggregate capital commitment of $367,730 to purchase shares of the Company’s common stock. See Note 11 – Subsequent Events.

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

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

L. LIBOR Transition — The U.K. Financial Conduct Authority (“FCA”) has announced that certain London Interbank Offered Rate (“LIBOR”) tenors in certain currencies will cease to be provided at the end of 2021 with all remaining tenors ceasing in June 2023. Alternatives to LIBOR have been established, or are in development, in most major currencies including the Secured Overnight Financing Rate (“SOFR”) that is intended to replace U.S. dollar LIBOR. Markets are slowly developing in response to these new reference rates. Uncertainty exists related to the liquidity impact of the change in rates, and how to appropriately adjust these rates at the time of transition. Although SOFR appears to be the preferred replacement rate for LIBOR, at this time, it is not possible to predict the full effect of any such changes or any establishment of alternative reference rates.

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

For the three and nine months ended September 30, 2021 the Company incurred base management fees of $545 and $1,143, respectively.

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

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

Incentive Fee on Income

The incentive fee based on income (the “income incentive fee”) is determined and paid quarterly in arrears in cash. The Company’s quarterly pre-incentive fee net investment income must exceed a preferred return of 1.50% of the Company’s NAV at the end of the immediately preceding calendar quarter (6.0% annualized but not compounded) (the “Hurdle Amount”) in order for the Company to receive an income incentive fee. The income incentive fee is calculated as follows:

●	Prior to an Exchange Listing: 100% of our pre-incentive fee net investment income for the immediately preceding calendar quarter in excess of 1.50% of the Company’s NAV at the end of the immediately preceding calendar quarter until the Advisor has received 10% of the total pre-incentive fee net income for that calendar quarter and, for pre-incentive fee net investment income in excess of 1.6667%, 10% of all remaining pre-incentive fee net investment income for that quarter.

●	After an Exchange Listing: 100% of the Company’s pre-incentive fee net investment income for the immediately preceding calendar quarter in excess of 1.50% of the Company’s NAV at the end of the immediately preceding calendar quarter until the Advisor has received 15% of the total pre-incentive fee net income for that calendar quarter and, for pre-incentive fee net investment income in excess of 1.7647%, 15% of all remaining pre-incentive fee net investment income for that quarter.

Incentive Fee on Capital Gains

The incentive fee on capital gains (the “capital gains incentive fee”) will be calculated and payable in arrears in cash as follows:

●	Prior to an Exchange Listing: 10.0% of the Company’s realized capital gains, if any, on a cumulative basis from formation through (a) the day before an Exchange Listing, (b) upon consummation of a Liquidity Event or (c) upon the termination of the Investment Advisory Agreement, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For the purpose of computing the capital gain incentive fee, the calculation methodology will look through derivative financial instruments or swaps as if the Company owned the reference assets directly.

●	After an Exchange Listing: 15.0% of the Company’s realized capital gains, if any, on a cumulative basis from formation through the end of a given calendar year or upon termination of the Investment Advisory Agreement, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees.

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

For the three and nine months ended September 30, 2021, the Company did not incur any incentive fee on income or capital gains.

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

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

Note 4. Investments

The following table presents the composition of the Company’s investment portfolio at amortized cost and fair value as of September 30, 2021:

	September 30, 2021
	Amortized	Fair
	Cost	Value
First-lien senior secured debt investments	$255,710	$260,720
Short-term investments	1,926	1,926
Total Investments	$257,636	$262,646

As of September 30, 2021, all of the Company’s investments were qualifying assets as defined by Section 55(a) of the 1940 Act

The industry composition of long-term investments based on fair value as of September 30, 2021 was as follows:

September 30, 2021

Consumer durables & apparel	20.9%
Capital goods	17.6%
Commercial & professional services	11.8%
Household & personal products	8.3%
Health care equipment & services	8.1%
Materials	8.1%
Telecommunication services	6.6%
Software & services	5.1%
Retailing	3.7%
Pharmaceuticals, biotech & life sciences	3.4%
Food, beverage & tobacco	2.5%
Diversified financials	2.0%
Automobiles & components	1.9%
Total	100.0%

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

The following table presents the fair value hierarchy of investments as of September 30, 2021. Note that the valuation levels below are not necessarily an indication of the risk or liquidity associated with the underlying investment.

	Fair Value Hierarchy as of September 30, 2021
Investments:	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$-	$-	$260,720	$260,720
Short-term investments	1,926	-	-	1,926
Total Investments	$1,926	$-	$260,720	$262,646

For the nine months ended September 30, 2021, the Company did not recognize any transfers to or from Level 3.

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

The following table presents changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and nine months ended September 30, 2021:

For the three months ended
September 30, 2021

Fair value, beginning of period	$205,159
Purchases of investments	83,194
Proceeds from principal payments and sales of investments	(29,002)
Net change in unrealized gain (loss)	1,102
Net accretion of discount on investments	267
Transfers into (out of) Level 3	-
Fair value, end of period	$260,720

For the nine months ended
September 30, 2021

Fair value, beginning of period	$-
Purchases of investments	287,627
Proceeds from principal payments and sales of investments	(32,650)
Net change in unrealized gain (loss)	5,010
Net accretion of discount on investments	733
Transfers into (out of) Level 3	-
Fair value, end of period	$260,720

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

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

Valuation Techniques and Unobservable Inputs

Non-traded debt investments are typically valued using either a market yield analysis or an enterprise value analysis. For debt investments that are not determined to be credit impaired, the Company uses a market yield analysis to determine fair value. If the debt investment is credit impaired (which is determined by performing an enterprise value analysis), the Company will use the enterprise value analysis or a liquidation basis analysis to determine fair value. As of September 30, 2021, none of the Company’s non-traded debt investments were determined to be credit impaired, and the Company used a market yield analysis to determine fair value on these investments.

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

Quantitative Table for Valuation Techniques

	As of September 30, 2021
		Valuation	Unobservable		Weighted
	Fair Value	Technique	Input	Range	Average
First-lien senior secured debt investments	$260,720	Market Approach - Yield Analysis	Credit Spreads	5.00% - 8.50%	6.24%

Note 6. Debt

Loan and Security Agreement

On February 5, 2021, Kayne Anderson BDC Financing, LLC (“KABDCF”), a newly-formed, wholly-owned, special purposes financing subsidiary, entered into a Loan and Security Agreement (the “LSA”) with certain lenders party thereto, administrative agent, and the Advisor as collateral manager. The maximum commitment of the LSA is up to $150,000, and, subject to certain conditions, may be increased by $50,000 up to two times not to exceed $250,000. The Company did not pay an upfront fee for entering into the LSA. Advances under the facility bear an interest rate of LIBOR plus 4.25% (subject to a 1.00% LIBOR floor). In addition, if the Company terminates the LSA prior to February 5, 2022, there will be a 2.00% prepayment fee. The facility has a term of three years maturing on February 5, 2023.

For the nine months ended September 30, 2021, the average amount of borrowings outstanding under the LSA was $47,270 with a weighted average interest rate of 5.25%. As of September 30, 2021, the Company had $50,000 outstanding under the LSA at a weighted average interest rate of 5.25%.

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

Credit Agreement

On February 5, 2021, the Company entered into a $75,000 credit agreement (the “Credit Agreement”) with certain lenders party thereto. The Credit Agreement is comprised of two sub-facilities: (i) a capital call facility (the “Subscription Facility”) and (ii) a treasury facility (the “Treasury Facility”). The interest rate under the Subscription Facility is equal to LIBOR plus 1.90% (subject to a 0.35% LIBOR floor) and the interest rate under the Treasury Facility is equal to LIBOR plus 0.20% (with no LIBOR floor). The Subscription Facility will expire on December 31, 2022, and the Treasury Facility expired on September 30, 2021.

As of September 30, 2021, the commitment under the Subscription Facility was $75,000, and there was no commitment under the Treasury Facility. See Note 11 – Subsequent Events.

For the nine months ended through September 30, 2021, the average amount of borrowings outstanding under the Credit Agreement was $13,794 with a weighted average interest rate of 2.26%. As of September 30, 2021, the Company had $21,000 outstanding under the Credit Agreement at a weighted average interest rate of 2.25%.

Debt obligations consisted of the following as of September 30, 2021:

	September 30, 2021
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Loan and Security Agreement (LSA)	$150,000	$50,000	$14,709	$49,723
Credit Agreement	75,000	21,000	54,000	20,671
Total debt	$225,000	$71,000	$68,709	$70,394

(1)	The amount available reflects any limitations related to the Credit Facility’s borrowing base as of September 30, 2021.

(2)	The carrying value of the LSA and Credit Agreement are presented net of deferred financing costs totaling $606.

For the three and nine months ended September 30, 2021, the components of interest expense were as follows:

	For the three months ended	For the nine months ended
	September 30, 2021	September 30, 2021

Interest expense	$893	$2,196
Amortization of debt issuance costs	55	141
Total interest expense	$948	$2,337
Average interest rate	6.2%	5.9%
Average borrowings	$60,435	$61,064

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

Note 7. Share Transactions

On February 5, 2021, the Company sold 5,666,667 shares of its common stock to investors at a price of $15.00 per share for an aggregate offering price of $85,000.

On April 23, 2021, the Company sold 3,532,434 shares of its common stock to investors at a price of $15.57 per share for an aggregate offering price of $55,000. On July 23, 2021, the Company sold 2,862,595 shares of its common stock to investors at a price of $15.72 per share for an aggregate offering price of $45,000. As of September 30, 2021, the Company had subscription agreements with investors for an aggregate capital commitment of $367,730 to purchase shares of common stock ($182,730 of the commitments are undrawn). See Note 11 – Subsequent Events.

On May 14, 2021, the Company paid its first distribution of $0.15 per share to each common stockholder of record as of April 20, 2021. Pursuant to the Company’s dividend reinvestment plan, $21 (1,361 shares of common stock), was reinvested into shares of the Company. On July 27, 2021, the Company paid a distribution of $0.22 per share for its second fiscal quarter to each common stockholder of record as of July 20, 2021. Pursuant to the Company’s dividend reinvestment plan, $585 (37,460 shares of common stock), was reinvested into shares of the Company. See Note 11 – Subsequent Events.

Note 8. Commitments and Contingencies

The Company had an aggregate of $39,320 of unfunded commitments to provide debt financing to its portfolio companies as of September 30, 2021. Such commitments are generally subject to the satisfaction of certain financial and nonfinancial covenants and certain operational metrics; involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s consolidated statements of assets and liabilities, and are not reflected in the Company’s consolidated statements of assets and liabilities. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

A summary of the composition of the unfunded commitments as of September 30, 2021 is shown in the table below:

As of
September 30, 2021
Blade (US) Holdings, Inc.	$1,122
Centerline Communications, LLC	3,240
DRS Holdings III, Inc. (Dr. Scholl's)	310
Foundation Consumer Brands	577
Fralock Buyer LLC	749
Gusmer Enterprises, Inc.	5,495
I.D. Images Acquisition, LLC	1,227
MacNeill Pride Group	1,250
PMFC Holding, LLC	684
Pretzels, LLC	8,401
Regiment Security Partners LLC	7,200
Smile Doctors, LLC	56
Speedstar Holding LLC	694
Trademark Global LLC	1,782
United Safety & Survivability Corporation (USSC)	5,223
US Oral Surgery Management, LLC	1,310
Total unfunded commitments	$39,320

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2021, management was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

Note 9. Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of September 30, 2021, there were no dilutive shares.

The following table sets forth the computation of basic and diluted earnings per share of common stock for the three and nine months ended September 30, 2021:

	For the three months ended	For the nine months ended
	September 30, 2021	September 30, 2021

Net increase (decrease) in net assets resulting from operations	$4,105	$10,758
Weighted average shares of common stock
outstanding - basic and diluted	11,406,064	8,910,050
Earnings (loss) per share of common stock - basic and diluted	$0.36	$1.21

Note 10. Financial Highlights

The following per share of common stock data has been derived from information provided in the unaudited financial statements. The following is a schedule of financial highlights for the nine months ended September 30, 2021:

For the nine months ended
September 30, 2021 (amounts in thousands, except share and per share amounts)
Per Common Share Operating Performance (1)
Net Asset Value, Beginning of Period (2)	$14.86

Results of Operations:
Net Investment Income	0.63
Net Realized and Unrealized Gain (Loss) on Investments(3)	0.80
Net Increase (Decrease) in Net Assets Resulting from Operations	1.43

Distributions to Common Stockholders
Distributions from Net Investment Income	(0.37)
Net Decrease in Net Assets Resulting from Distributions	(0.37)

Net Asset Value, End of Period	$15.92

Shares Outstanding, End of Period	12,101,184

Ratio/Supplemental Data
Net assets, end of period	$192,692
Weighted-average shares outstanding	8,910,050
Total Return(4)	8.7%
Portfolio turnover	29.0%
Ratio of operating expenses to average net assets(5)	5.9%
Ratio of net investment income (loss) to average net assets(5)	6.8%

(1)	The per common share data was derived by using weighted average shares outstanding.

(2)	The initial offering price of $15.00 per share less $0.14 per share of organizational costs.

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

(3)	Realized and unrealized gains and losses per share in this caption are balancing amounts necessary to reconcile the change in net asset value per share for the period, and may not reconcile with the aggregate gains and losses in the Consolidated Statement of Operations due to share transactions during the period.

(4)	Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share (if any), divided by the beginning NAV per share. The calculation also assumes reinvestment of dividends at actual prices pursuant to the Company’s dividend reinvestment plan. Total return is not annualized.

(5)	The ratios reflect an annualized amount, except in the case of non-recurring expenses (e.g. initial organizational expense of $175 for the period February 5, 2021 (commencement of operations) through September 30, 2021).

Note 11. Subsequent Events

On October 22, 2021, the Company executed its first amendment to its Credit Agreement. Under the terms of the amendment, the lenders party thereto increased their commitment from $75,000 to $100,000 and the US dollar LIBOR benchmark rate was changed to the Secured Overnight Financing Rate (“SOFR”). The interest rate under the amended Subscription Facility is equal to SOFR plus 1.975% (subject to a 0.275% floor). All other terms of the Credit Agreement remain substantially the same.

On October 28, 2021, the Company sold 2,502,612 shares of its common stock at a price of $15.98 per share for an aggregate offering price of $40,000. Just prior to the issuance of shares, the Company entered into subscription agreements with investors for $240,220 of additional capital commitments. Following this capital close, the Company has subscription agreements with investors for an aggregate capital commitment of $607,950 (including a $64,250 capital commitment that is contingent on the Company meeting certain conditions) to purchase shares of common stock ($382,950 of the commitments are undrawn). Under the terms of the subscription agreements, stockholders are required to fund drawdowns to purchase shares of common stock up to the amount of their respective capital commitments on an as-needed basis with a minimum of ten days’ prior notice to stockholders.

On November 2, 2021, the Company paid a distribution of $0.25 per share to each common stockholder of record as of October 22, 2021. The total distribution was $3,025 and $886 was reinvested into the Company through the purchase of 55,792 shares of common stock.

On November 10, 2021, the Board of Directors (the “Board”) of the Company elected Albert (“Al”) Rabil III as a member of the Board. Mr. Rabil will serve as an interested director of the Company until he stands for re-election at the 2022 Annual Meeting of Stockholders of the Company. Mr. Rabil is the Chief Executive Officer of Kayne Anderson Capital Advisors, L.P. (“KACALP” or “Kayne Anderson”) and Kayne Anderson Real Estate.

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

Recent Developments

On November 10, 2021, our Board of Directors (the “Board”) elected Albert (“Al”) Rabil III as a member of the Board. Mr. Rabil will serve as an interested director for us until he stands for re-election at our 2022 Annual Meeting of Stockholders. Mr. Rabil is the Chief Executive Officer of Kayne Anderson Capital Advisors, L.P. (“KACALP” or “Kayne Anderson”) and Kayne Anderson Real Estate.

On October 28, 2021, we sold 2.5 million shares of common stock at a price of $15.98 per share for an aggregate offering price of $40 million. Just prior to the issuance of shares, we entered into subscription agreements with investors for $240.2 million of additional capital commitments. Following this capital close, we have subscription agreements with investors for an aggregate capital commitment of $608.0 million (including a $64.2 million capital commitment that is contingent on the Company meeting certain conditions) to purchase shares of common stock ($383.0 million of the commitments are undrawn).

On October 22, 2021, we executed our first amendment to our Credit Agreement. Under the terms of the amendment, the lenders party thereto increased their commitment from $75 million to $100 million and the US dollar LIBOR benchmark rate was changed to the Secured Overnight Financing Rate (“SOFR”). The interest rate under the amended Subscription Facility is equal to SOFR plus 1.975% (subject to a 0.275% floor). All other terms of the Credit Agreement remain substantially the same.

Portfolio and Investment Activity

As of September 30, 2021, we had 63 debt investments in 35 portfolio companies with an aggregate fair value of approximately $260.7 million and an amortized cost of $255.7 million consisting of first lien senior secured debt investments.

As of September 30, 2021, our weighted average total yield to maturity of debt and income producing securities at fair value was 7.9%, and our weighted average total yield to maturity of debt and income producing securities at amortized cost was 8.1%.

Our investment activity for the three months ended September 30, 2021 is presented below (information presented herein is at par value unless otherwise indicated).

For the three months ended
September 30, 2021 ($ in millions)

New investments:
Gross investments	$105.6
Less: sold investments	(44.0)
Total new investments	61.6

Principal amount of investments funded:
Private credit investments	$84.5
Liquid credit investments	-
Total principal amount of investments funded	84.5

Principal amount of investments sold:
Private credit investments	(29.5)
Liquid credit investments	(14.5)
Total principal amount of investments sold or repaid	(44.0)

Number of new investment commitments	24
Average new investment commitment amount	$4.4
Weighted average maturity for new investment commitments	4.1 years
Percentage of new debt investment commitments at floating rates	100.0%
Percentage of new debt investment commitments at fixed rates	0.0%
Weighted average interest rate of new investment commitments	7.3%
Weighted average spread over LIBOR of new floating rate investment commitments	6.3%
Weighted average interest rate on investment sold or paid down	5.9%

The table below describes long-term investments by industry composition based on fair value as of September 30, 2021:

September 30, 2021

Consumer durables & apparel	20.9%
Capital goods	17.6%
Commercial & professional services	11.8%
Household & personal products	8.3%
Health care equipment & services	8.1%
Materials	8.1%
Telecommunication services	6.6%
Software & services	5.1%
Retailing	3.7%
Pharmaceuticals, biotech & life sciences	3.4%
Food, beverage & tobacco	2.5%
Diversified financials	2.0%
Automobiles & components	1.9%
Total	100.0%

Results of Operations

Comparative financial statement tables are not presented as we commenced operations on February 5, 2021. For the three and nine months ended September 30, 2021, our total investment income was derived from our initial portfolio of investments during these periods. All investments were income producing, and there were no loans on non-accrual status as of September 30, 2021.

The following table represents the operating results for the three and nine months ended September 30, 2021:

	For the three months ended	For the nine months ended
	September 30, 2021	September 30, 2021
	($ in millions)	($ in millions)
Total investment income	$5.0	$10.5
Less: Net expenses	2.0	4.9
Net investment income	3.0	5.6
Net realized gains (losses) on investments	0.1	0.2
Net change in unrealized gains (losses) on investments	1.0	5.0
Net increase (decrease) in net assets resulting from operations	$4.1	$10.8

Investment Income

Investment income for the three and nine months ended September 30, 2021 totaled $5.0 million and $10.5 million, respectively, and consisted primarily of interest income on our debt investments.

Expenses

Operating expenses for the three and nine months ended September 30, 2021, were as follows:

	For the three months ended	For the nine months ended
	September 30, 2021	September 30, 2021
	($ in millions)	($ in millions)
Interest and debt financing expenses	$0.9	$2.3
Management fees	0.5	1.1
Other operating expenses	0.4	0.9
Initial organization	0.0	0.2
Deferred offering costs	0.1	0.2
Directors fees	0.1	0.2
Total expenses	$2.0	$4.9

Total expenses for the three and nine months ended September 30, 2021 included zero and $0.2 million of initial organization expenses and $0.1 million and $0.2 million of deferred offering costs, respectively.

Net Unrealized Gains (Losses) on Investments

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the three and nine months ended September 30, 2021, net unrealized gains (losses) on our investment portfolio were comprised of the following:

	For the three months ended	For the nine months ended
	September 30, 2021	September 30, 2021
	($ in millions)	($ in millions)
Unrealized gains on investments	$1.7	$5.0
Unrealized (losses) on investments	(0.7)	-
Net change in unrealized gains (losses) on investments	$1.0	$5.0

The change in unrealized appreciation for the three months ended September 30, 2021 totaled $1.7 million, which primarily related to our investments in the following table:

For the three months ended
September 30, 2021
($ in millions)
Portfolio Company
United Safety & Survivability Corporation (USSC)	$0.3
Centerline Communications, LLC	0.2
New Era Cap Company, Inc.	0.2
Regiment Security Partners LLC	0.2
Trademark Global LLC	0.1
Peak Technologies	0.1
PH Beauty Holdings III, Inc.	0.1
Blade (US) Holdings, Inc.	0.1
I.D. Images Acquisition, LLC	0.1
Sundance Holdings Group, LLC	0.1
Other portfolio companies	0.2
Total Unrealized Appreciation	$1.7

The change in unrealized depreciation for the three months ended September 30, 2021 totaled $0.7 million, which was primarily attributable to accretion of discounts on investments.

The change in unrealized appreciation for the nine months ended September 30, 2021 totaled $5.0 million, which primarily related to our investments in the following table:

For the nine months ended
September 30, 2021
($ in millions)
Portfolio Company
New Era Cap Company, Inc.	$0.5
Sundance Holdings Group, LLC	0.4
Broder Bros., Co.	0.3
United Safety & Survivability Corporation (USSC)	0.3
OMH-HealthEdge Holdings, LLC	0.3
Centerline Communications, LLC	0.2
Advanced Environmental Monitoring	0.2
Fralock Buyer LLC	0.2
Gusmer Enterprises, Inc.	0.2
PH Beauty Holdings III, Inc.	0.2
Other portfolio companies	2.2
Total Unrealized Appreciation	$5.0

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

In accordance with the 1940 Act, we are required to meet a coverage ratio of total assets (less total liabilities other than indebtedness) to total borrowings and other senior securities (and any preferred stock that we may issue in the future) of at least 150%. If this ratio declines below 150%, we cannot incur additional leverage and could be required to sell a portion of our investments to repay some leverage when it is disadvantageous to do so. As of September 30, 2021, our asset coverage ratio was 371%. We currently intend to target asset coverage of 200% to 180% (which equates to a debt-to-equity ratio of 1.0x to 1.25x) but may alter this target based on market conditions.

As of September 30, 2021, we had $71 million borrowed under our credit facilities (the LSA and the Credit Agreement) and cash and cash equivalents of $3.2 million (including short-term investments).

As of November 11, 2021, we had $145 million borrowed under our LSA; $54 million borrowed under our Credit Agreement, and cash and cash equivalents of $4.5 million (including short-term investments).

Capital Contributions

During the nine months ended September 30, 2021, we issued and sold 12,062,363 shares related to capital called at an aggregate purchase price of $185.0 million. As of November 11, 2021, we had aggregate capital commitments of $608.0 million (including a $64.2 million capital commitment that is contingent on the Company meeting certain conditions) and undrawn capital commitments from investors of $383.0 million ($225 million or 37.0% funded).

Credit Facilities

Kayne Anderson BDC Financing, LLC, (“KABDCF”), our wholly owned, special purposes financing subsidiary, has a Loan and Security Agreement (the “LSA”) with certain lenders party thereto, administrative agent, and our Advisor as collateral manager. The maximum commitment of the LSA is up to $150 million, and, subject to certain conditions, may be increased by $50 million up to two times not to exceed $250 million. Advances under the facility bear an interest rate of LIBOR plus 4.25% (subject to a 1.00% LIBOR floor). The facility has a term of three years maturing on February 5, 2023.

Additionally, we have a credit agreement (the “Credit Agreement”) with certain lenders party thereto that includes a capital call facility (the “Subscription Facility”). The Subscription Facility has a maximum commitment of $100 million and the interest rate under the facility is equal to SOFR plus 1.975% (subject to a 0.275% floor). The Credit Agreement will expire on December 31, 2022.

Critical Accounting Policies

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies, including those relating to the valuation of our investment portfolio, are described below. The critical accounting policies should be read in conjunction with our risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and in this Quarterly Report. See Note 2 to our consolidated financial statements for the nine months ended September 30, 2021, for more information on our critical accounting policies.

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

Contractual Obligations

A summary of our significant contractual principal payment obligations related to the repayment of our outstanding indebtedness at September 30, 2021 is as follows:

	Payments Due by Period ($ in millions)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Loan and Security Agreement (LSA)	$50.0	$-	$50.0	$-	$-
Credit Agreement	21.0	-	21.0	-	-
Total contractual obligations	$71.0	$-	$71.0	$-	$-

Off-Balance Sheet Arrangements

As of September 30, 2021, we had an aggregate $39.3 million of unfunded commitments to provide debt financing to our portfolio companies. Such commitments are generally subject to the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in our financial statements. Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not have any other off-balance sheet financings or liabilities.

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

Assuming that the consolidated statement of assets and liabilities as of September 30, 2021 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact ($ in millions) of hypothetical base rate changes in interest rate (considering interest rate floors for floating rate instruments).

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 25 basis points	$-	$-	$-
Up 100 basis points	$0.5	$0.2	$0.3
Up 200 basis points	$3.0	$1.0	$2.0
Up 300 basis points	$5.7	$1.7	$4.0

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2021 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic United States Securities and Exchange Commission filings is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For the nine months ended September 30, 2021, the Company issued and sold 12,101,184 shares (including dividend reinvestment) of its common stock at an aggregate purchase price of $185.6 million. The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4 (a)(2) and Rule 506(b) of Regulation D thereof. The Company relied, in part, upon representations from the investors in the subscription agreements that each investor was an accredited investor as defined in Regulation D under the Securities Act. We did not engage in general solicitation or advertising, and did not offer securities to the public, in connection with such issuances and sales.

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
Date: November 15, 2021
/s/ James C. Baker
	Name:	James C. Baker
	Title:	Chief Executive Officer
(Principal Executive Officer)
Date: November 15, 2021
/s/ Terry A. Hart
	Name:	Terry A. Hart
	Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)