Form 10-K
period 2021-12-31
Kayne Anderson BDC, Inc.
filed 2022-03-10
CIK 1747172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 814-01363

Kayne Anderson BDC, Inc.

(Exact name of registrant as specified in its charter)

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

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of March 4, 2022, the registrant had 23,474,784 shares of common stock, $0.001 par value per share, issued and outstanding and there was no public market for the registrant’s shares.

Documents Incorporated by Reference

Kayne Anderson BDC, Inc. will file with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year ended December 31, 2021, a definitive proxy statement containing the information required to be disclosed under Part III of Form 10-K.

i

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

Forward Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that involve substantial known and unknown risks, uncertainties and other factors. Undue reliance should not be placed on such statements. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about the company, current and prospective portfolio investments, the industry, beliefs and assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond control of the Company and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:

●	future operating results;

●	business prospects and the prospects of portfolio companies;

●	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including changes from the impact of the novel coronavirus (SARS-CoV-2) and related respiratory disease pandemic (“COVID-19 pandemic”);

●	the ability of KA Credit Advisors, LLC (our “Advisor”) to locate suitable investments and to monitor and administer investments;

●	the ability of the Advisor and its affiliates to attract and retain highly talented professionals;

●	risk associated with possible disruptions in operations or the economy generally;

●	the timing of cash flows, if any, from the operations of the companies in which the Company invests;

●	the ability of the companies in which the Company invests to achieve their objectives, including as a result of the current COVID-19 pandemic;

●	the ability of the Company to continue to effectively manage the business due to the disruptions caused by the current COVID-19 pandemic;

●	the dependence of the future success on the general economy and its effect on the industries in which the Company invests;

●	the ability to maintain qualification as a business development company (“BDC”) and as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”);

●	the use of borrowed money to finance a portion of the Company’s investments;

●	the adequacy, availability and pricing of financing sources and working capital for the Company;

●	actual or potential conflicts of interest with the Advisor and its affiliates;

●	contractual arrangements and relationships with third parties;

●	the current economic downturn, interest rate volatility, loss of key personnel, and the illiquid nature of investments of the Company; and

●	the risks, uncertainties and other factors the Company identifies under “Part I – Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

We intend to achieve our investment objective by investing primarily in first lien senior secured, unitranche and split-lien loans (collectively, “secured middle market loans”) to privately held middle-market companies. Similar to first lien senior secured loans, unitranche loans typically have a first lien on all assets of the borrower, but provide leverage at levels similar to a combination of first lien and second lien and/or subordinated loans. Split-lien loans are loans that otherwise satisfy the criteria of a first lien loan but which have been structured with a credit facility that is senior in right of payment with respect to working capital assets of the borrower and a term loan that is collateralized by all other assets of the borrower. Depending on market conditions, we expect that at least 90% of our portfolio (including investments purchased with proceeds from borrowings) will be invested in secured middle market loans. It is anticipated that most of these investments will be in core middle market companies, with the remainder in upper middle market companies. The remaining 10% of our portfolio may be invested in higher-returning investments, including, but not limited to, equity securities purchased in conjunction with secured middle market loans and other opportunistic investments (collectively “Opportunistic Investments”), including junior debt, real estate debt and infrastructure credit investments. We expect that the secured middle market loans we invest in will generally have stated maturities of no more than six years.

We intend to implement our investment objective by (1) accessing the established loan sourcing channels developed by Kayne Anderson’s middle market private credit team, which includes an extensive network of private equity firms, other middle-market lenders, financial advisors and intermediaries, and management teams, (2) selecting investments within our middle-market company focus, (3) implementing Kayne Anderson’s middle market private credit team’s proven underwriting process, and (4) drawing upon the experience and resources of our Advisor’s investment team and the broader Kayne Anderson network.

We believe our Advisor’s disciplined approach to origination, credit analysis, portfolio construction and risk management should allow us to achieve attractive risk-adjusted returns while preserving investor capital. We anticipate the portfolio will be comprised of a broad mix of loans, with diversity among investment size, industry focus and geography. The Advisor’s team of professionals will conduct in-depth due diligence on prospective investments during the underwriting process and will be heavily involved in structuring the credit terms of each investment. Once an investment has been made, our Advisor will closely monitor portfolio investments and take a proactive approach identifying and addressing sector or company specific risks. The Advisor maintains a regular dialogue with portfolio company management teams (as well as their financial sponsors, where applicable), reviews detailed operating and financial results on a regular basis (typically monthly or quarterly) and monitors current and projected liquidity needs, in addition to other portfolio management activities.

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

We believe there is an opportunity for capital providers such as us to increase their market share of loans made to middle market companies as regulatory and structural changes in the lending market have reduced the amount of capital that banks and other traditional sources of debt capital are willing to lend to middle market companies. Additionally, these types of companies are generally limited in their ability to access the institutional leveraged loan and high yield markets due to challenging size and liquidity requirements imposed by these institutional investors. Given that banks have not been active (or consistent) providers of leveraged loans to middle market companies, we believe these financial institutions will continue to have a difficult time establishing a trusted relationship with private equity sponsors and investment banks in this area of the capital markets. Finally, as the universe of non-bank lenders has grown, many capital providers have pursued companies in the upper middle market leaving the core middle market as a less competitive and attractive marketplace.

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

The credit investments that we expect to hold in our portfolio will generate what we believe are attractive yields, will make quarterly interest payments to holders and will typically rank ahead of other debt instruments in the borrower’s capital structure. The vast majority of our credit investments are expected to be floating rate loans, providing a natural hedge against inflation if interest rates increase. As a result of Kayne Anderson’s middle-market private credit team’s focus on lending at more conservative debt multiples than the broader market and to businesses that exhibit limited cyclicality, we believe that operating results for the Company’s portfolio investments will have minimal correlation to price changes in the broader equity markets. This lack of correlation to the broader equity markets, combined with attractive yields on senior debt investments and downside protection as a result of our secured middle-market loans’ seniority in such company’s capital structure, are some of the reasons we find private credit investments to be compelling for our portfolio.

Competition

We compete with a number of BDCs and investment funds (both public and private), commercial and investments banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial and marketing resources than we do. We believe we are able to compete with these entities primarily on the basis of the experience and contacts of our management team, our responsive and efficient investment analysis and decision-making processes, the investment terms we offer, and our model of investing in companies participating in industries which we know well.

We believe that some of our competitors may make loans with interest rates that will be lower than the rates that we offer. We do not seek to compete solely on the interest rates that we offer to potential portfolio companies. For additional information concerning competitive risks, see “Item 1A – Risk Factors.”

Investment Advisor

Our investment activities are managed by our Advisor, an investment advisor that is registered with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), under an investment advisory agreement between us and the Advisor (the “Investment Advisory Agreement”). Our Advisor is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring investments and monitoring our investments and portfolio companies on an ongoing basis. While we do not have any employees, the Advisor and its affiliates have a team of approximately 35 investment professionals who are primarily focused on private credit investments and liquid credit investments. The investment team is supported by a team of finance, legal, compliance, operations and administrative professionals.

The Advisor’s investment committee has overall responsibility for evaluating and approving the Company’s investments, and its portfolio allocations, subject to the oversight of our Board of Directors. The investment committee review process is intended to bring the diverse experience and perspectives of the investment committee members to the analysis and consideration of every investment. The investment committee currently consists of Terrence J. Quinn, Vice Chairman of Kayne Anderson; Paul S. Blank, Chief Operating Officer of Kayne Anderson; James C. Baker, Jr., Co-Head of Liquid Energy Infrastructure at Kayne Anderson; Douglas L. Goodwillie, Co-Head of Private Credit at Kayne Anderson; and Kenneth B. Leonard, Co-Head of Private Credit at Kayne Anderson. The investment committee also determines appropriate investment sizing and mandates ongoing monitoring requirements. Douglas L. Goodwillie and Kenneth B. Leonard, each a Co-Chief Investment Officer of the Company, are jointly and primarily responsible for the day-to-day management of the Company’s portfolio.

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

The Administrator

Our Advisor also serves as our administrator. Pursuant to an administration agreement (the “Administration Agreement”), our Administrator is responsible for providing or overseeing the performance of our required administrative services and professional services rendered by others, which will include (but not limited to), accounting, payment of our expenses, legal, compliance, operations, technology and investor relations, preparation and filing of our tax returns, and preparation of financial reports provided to our stockholders and filed with the SEC.

About Kayne Anderson Capital Advisors, L.P.

Founded in 1984, Kayne Anderson is a leading alternative investment management firm which is registered with the SEC under the Advisers Act, focused on real estate, credit, infrastructure/energy, renewables and growth equity. Kayne Anderson’s investment philosophy is to pursue niches, with an emphasis on cash flow, where its knowledge and sourcing advantages enable it to deliver above average, risk-adjusted investment returns. As responsible stewards of capital, Kayne Anderson’s investment philosophy extends to promoting responsible investment practices and sustainable business practices to create long-term value for its investors.

As of December 31, 2021, investment vehicles managed or advised by Kayne Anderson had over $30 billion in assets under management for institutional investors, family offices, high net worth and retail clients. Kayne Anderson has over 325 employees located across five offices across the U.S. The firm has approximately 140 investment professionals, 35 of which are dedicated to credit investing.

Kayne Anderson’s credit platform operates various fund vehicles that pursue investment opportunities across several investment strategies. As of December 31, 2021, the platform managed over $9 billion in credit assets across three main strategies:

●	middle-market private credit (targeting senior secured loans, unitranche loans and opportunistic credit investments),

●	liquid credit (investing in broadly syndicated leveraged loans and high yield bonds), and

●	real estate private credit (targeting debt investments secured by real estate assets).

This integrated and scaled platform combines direct origination, strong fundamental credit analysis and relative-value perspective.

Private Offerings

We conduct private offerings of our Common Stock to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). At the closing of any private offering, each investor will make a capital commitment (a “Capital Commitment”) to purchase shares of our Common Stock (“Shares”) pursuant to a subscription agreement (the “Subscription Agreement”) entered into with us. Investors will be required to fund drawdowns to purchase Shares up to the amount of their respective Capital Commitments each time we deliver a notice to the investors. All purchases will generally be made pro rata in accordance with the investors’ Capital Commitments, at a per-Share price as determined by our Board of Directors as of a date that is immediately prior to the date of the applicable drawdown. The per-Share price will be at least equal to net asset value, or NAV, per share in accordance with the limitations under Section 23 of the 1940 Act.

Following our initial closing of the private offering on February 5, 2021 (the “Initial Closing”) and prior to any Liquidity Event (as defined below), our investment adviser may, in its sole discretion, permit additional closings of the private offering. A “Liquidity Event” is defined as (a) an initial public offering of our Shares (the “Initial Public Offering”) or the listing of our Shares on an exchange (together with the Initial Public Offering, an “Exchange Listing”), (b) the sale of the Company or (c) a disposition of the Company’s investments and distribution of the net proceeds (after repayment of borrowed funds or other forms of leverage) to the Company’s investors.

Our initial private offering of Shares was conducted in reliance on Regulation D under the Securities Act (“Regulation D”). Investors in our initial private offering were required to be “accredited investors” as defined in Regulation D of the Securities Act. The criteria required of Regulation D may not apply to investors in subsequent offerings.

We are targeting $800 million in commitments at this time (the “Initial Capital Raise”), and we expect to complete this offering in early 2022. Following our Initial Closing, each investor was required to make purchases of Shares (each, a “Catch-up Purchase”) on one or more dates to be determined by us. The aggregate purchase price of any Catch-up Purchase will be equal to an amount necessary to ensure that, upon payment of the aggregate purchase price, such investor will have contributed the same percentage of its Capital Commitment to us as all investors whose subscriptions were accepted at previous closings. Catch-up Purchases will be made at a per-Share price as determined by our Board of Directors prior to the date of the applicable drawdown, or such other date as may be required to comply with the provisions of the 1940 Act. In order to more fairly allocate organizational expenses among all of our stockholders, investors subscribing after the initial drawdown will be required to pay a price per Share above net asset value reflecting a variety of factors, including, without limitation, the total amount of our organizational and other expenses.

As of March 4, 2022, we had entered into subscription agreements with investors for an aggregate capital commitment of $701.5 million to purchase shares of common stock (including a $33.3 million capital commitment that is contingent on us meeting certain conditions).

We conducted the following private offerings of our common stock associated with these subscription agreements during the year ended December 31, 2021.

Capital call notice date	Common stock issue date	Common stock shares issued	Aggregate offering amount ($ in millions)
January 25, 2021	February 5, 2021	5,666,667	$85.0
April 12, 2021	April 23, 2021	3,532,434	$55.0
July 12, 2021	July 23, 2021	2,862,595	$45.0
October 19, 2021	October 28, 2021	2,502,612	$40.0
November 19, 2021	December 2, 2021	4,568,314	$74.5
Total common stock issued		19,132,622	$299.5

On January 24, 2022, we sold 4,191,292 shares of common stock at a price of $16.36 per share for an aggregate offering amount of $68.6 million.

Commitment Period

Upon the earlier of (a) December 31, 2024 or (b) an Exchange Listing (the “Commitment Period”), investors will be released from any further obligation to purchase additional Shares with respect to a Capital Commitment. If we have not otherwise completed an Exchange Listing by December 31, 2024, we may, subject to shareholder approval, extend the Commitment Period by an additional two years. During the Commitment Period, no investor will be permitted to sell, assign, transfer or otherwise dispose of its Shares or Capital Commitment unless we provide our prior written consent and the transfer is otherwise made in accordance with applicable law.

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

Liquidity Event

Our term is perpetual. However, we intend to seek an Exchange Listing after we have substantially invested the proceeds from our Initial Capital Raise and as soon as market conditions warrant. If we have not consummated an Exchange Listing or some other type of Liquidity Event by December 31, 2026, our Board of Directors (to the extent consistent with its fiduciary duties and subject to any necessary stockholder approvals and applicable requirements of the 1940 Act) will direct the Company to cease making new investments and will direct the Advisor to commence the orderly disposition of investments (the “Wind Down Period”). The Company shall be allowed to make follow-on investments during the Wind Down Period if such investments are approved by our Board of Directors, subject to the 20% limit that applies after the Commitment Period. Existing investments will be disposed of in an orderly manner and the proceeds of such dispositions promptly distributed to the Company’s investors or used to satisfy any amounts owed under any borrowed funds or other forms of leverage (the “Company Liquidation”). If any investments made by the Company are also investments made by any other investment account managed by the Advisor or any affiliate of the Advisor, such investments shall be disposed of at the same time and on the same terms as such other investment account.

Shareholder Agreements

We entered into several agreements (collectively, the “Shareholder Agreements”) with investors who participate in our private offering during our Initial Capital Raise (each an “Initial Investor”). The Initial Investors are granted the right to invest in our investment advisor. Upon completion of our Initial Capital Raise, we anticipate that the initial investors will own approximately 32% of our investment advisor.

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

Base Management Fee

Prior to an Exchange Listing, the base management fee is calculated at an annual rate of 0.90% of the fair market value of our investments including, in each case, assets purchased with borrowed funds or other forms of leverage, but excluding cash, U.S. government securities and commercial paper instruments maturing within one year of purchase. After an Exchange Listing, the base management fee will be calculated at an annual rate of 1.50% of the fair market value of our investments. However, following an Exchange Listing, if borrowed funds or other forms of leverage utilized to finance our investments is greater than a debt-to-equity ratio of 1.0x, the base management fee will be 1.00% of the fair market value of the portion of our investments financed with borrowed funds or other forms of leverage above a 1.0x debt-to-equity ratio.

For services rendered under the Investment Advisory Agreement, the base management fee is payable quarterly in arrears and calculated based on the average value, at the end of the two most recently completed calendar quarters, of our fair market value of investments, including, in each case, assets purchased with borrowed funds or other forms of leverage, but excluding cash, U.S. government securities and commercial paper instruments maturing within one year of purchase. Base management fees for any partial quarter are appropriately pro-rated.

Incentive Fee

We will also pay the Advisor an incentive fee. The incentive fee will consist of two parts—an incentive fee on income and an incentive fee on capital gains. Described in more detail below, these components of the incentive fee will be largely independent of each other with the result that one component may be payable even if the other is not.

Incentive Fee on Income

The incentive fee based on income (the “income incentive fee”) is determined and paid quarterly in arrears in cash. Our quarterly pre-incentive fee net investment income must exceed a preferred return of 1.50% of the our NAV at the end of the immediately preceding calendar quarter (6.0% annualized but not compounded) (the “Hurdle Amount”) in order for us to receive an income incentive fee. The income incentive fee is calculated as follows:

●	Prior to an Exchange Listing: 100% of our pre-incentive fee net investment income for the immediately preceding calendar quarter in excess of 1.50% of our NAV at the end of the immediately preceding calendar quarter until the Advisor has received 10% of the total pre-incentive fee net income for that calendar quarter and, for pre-incentive fee net investment income in excess of 1.6667%, 10% of all remaining pre-incentive fee net investment income for that quarter.

●	After an Exchange Listing: 100% of our pre-incentive fee net investment income for the immediately preceding calendar quarter in excess of 1.50% of our NAV at the end of the immediately preceding calendar quarter until the Advisor has received 15% of the total pre-incentive fee net income for that calendar quarter and, for pre-incentive fee net investment income in excess of 1.7647%, 15% of all remaining pre-incentive fee net investment income for that quarter.

The following are graphical representations of the calculations of the income incentive fee:

Quarterly Incentive Fee on

Pre-Incentive Fee Net Investment Income

Prior to an Exchange Listing

(expressed as a percentage of the value of net assets)

Pre-Incentive Fee Net Investment Income	0%	1.50%	1.6667%

Quarterly Incentive Fee	ß 0% à	ß 100% à	ß 10% à

Quarterly Incentive Fee on

Pre-Incentive Fee Net Investment Income

Subsequent to an Exchange Listing

(expressed as a percentage of the value of net assets)

Pre-Incentive Fee Net Investment Income	0%	1.50%	1.7647%

Quarterly Incentive Fee	ß 0% à	ß 100% à	ß 15% à

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

Incentive Fee on Capital Gains

The incentive fee on capital gains (the “capital gains incentive fee”) will be calculated and payable in arrears in cash as follows:

●

Prior to an Exchange Listing: 10% of our realized capital gains, if any, on a cumulative basis from formation through the earlier of (a) the day before an Exchange Listing, (b) upon consummation of a Liquidity Event or (c) upon the termination of the Investment Advisory Agreement, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis. For the purpose of computing the capital gain incentive fee, the calculation methodology will look through derivative financial instruments or swaps as if we owned the reference assets directly.

●	After an Exchange Listing: 15% of our realized capital gains, if any, on a cumulative basis from formation through the end of a given calendar year or upon termination of the Investment Advisory Agreement, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees.

Payment of Incentive Fees

Prior to an Exchange Listing, any incentive fees earned by the Advisor shall accrue as earned but only become payable in cash to the Advisor upon consummation of an Exchange Listing. To the extent we do not complete an Exchange Listing, the incentive fees will be payable to the Advisor (a) upon consummation of a sale of us or (b) once substantially all the proceeds from our Liquidation payable to our stockholders have been distributed to such stockholders.

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

We reimburse the Administrator for its costs and expenses incurred in performing its obligations under the Administration Agreement, which may include, after completion of our Exchange Listing, our allocable portion of office facilities, overhead, and compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and their respective staff who provide services to us. As we reimburse the Administrator for its expenses, we will indirectly bear such cost. The Administration Agreement may be terminated by either party with 60 days’ written notice.

Our Administrator engaged U.S. Bank Global Fund Services under a sub-administration agreement to assist the Administrator in performing certain of its administrative duties. The Administrator may enter into additional sub-administration agreements with third-parties to perform other administrative and professional services on behalf of the Administrator.

Risk Management

Broad Diversification. We diversify our investments by company, asset type, investment size, industry and geography within the U.S. Furthermore, we must meet certain diversification tests in order to qualify as a RIC for U.S. federal income tax purposes (the “Diversification Tests”). See “Item 1. Business — Material U.S. Federal Income Tax Considerations.”

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

Managerial Assistance to Portfolio Companies

In addition, a BDC must be organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (1), (2), or (3) above under “—Regulation as a Business Development Company—Qualifying Assets.” However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities significant managerial assistance. However, when the BDC purchases securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

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

Compliance Policies and Procedures

We make investments alongside certain entities and accounts advised by our Advisor and its affiliates. Under the 1940 Act, we are prohibited from knowingly participating in certain joint transactions with our affiliates without the prior approval of the independent directors and, in some cases, prior approval by the SEC. However, we generally make investments alongside affiliated entities and accounts pursuant to exemptive relief granted by the SEC to us, our Advisor, and certain of our affiliates on January 7, 2020. Pursuant to such exemptive relief, and subject to certain conditions, we are permitted to co-invest in the same security with our affiliates in a manner that is consistent with our investment objective, investment strategy, regulatory consideration and other relevant factors. If opportunities arise that would otherwise be appropriate for us and an affiliate to purchase different securities in the same issuer, our Advisor will need to decide which account will proceed with such investment. Our Advisor’s investment allocation policy incorporates the conditions of exemptive relief to seek to ensure that investment opportunities are allocated in a manner that is fair and equitable.

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

Sarbanes-Oxley Act

The Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, imposes a variety of regulatory requirements on companies with a class of securities registered under the Exchange Act and their insiders. Many of these requirements affect us. For example:

●	pursuant to Rule 13a-14 under the Exchange Act our principal executive officer and principal financial officer must certify the accuracy of the financial statements contained in our periodic reports;

●	pursuant to Item 307 under Regulation S-K under the Securities Act our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;

●	pursuant to Rule 13a-15 of the Exchange Act, our management must prepare an annual report regarding its assessment of our internal control over financial reporting and (once we cease to be an emerging growth company under the JOBS Act, or if later, for the year following our first annual report required to be filed with the SEC as a public company) must obtain an audit of the effectiveness of internal control over financial reporting performed by its independent registered public accounting firm; and

●	pursuant to Item 308 of Regulation S-K under the Securities Act and Rule 13a-15 under the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

JOBS Act

We currently are and expect to remain an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”), until the earliest of:

●	the last day of the fiscal year ending after the fifth anniversary of an Exchange Listing occurs;

●	the end of the fiscal year in which our total annual gross revenues first exceed $1.07 billion;

●	the date on which we have, during the prior three-year period, issued more than $1.0 billion in non-convertible debt; and

●	the last day of a fiscal year in which we (1) have an aggregate worldwide market value of our Shares held by non-affiliates of $700 million or more, computed at the end of each fiscal year as of the last business day of our most recently completed second fiscal quarter and (2) have been an Exchange Act reporting company for at least one year (and filed at least one annual report under the Exchange Act).

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

A “U.S. stockholder” is a beneficial owner of our Shares that is for U.S. federal income tax purposes:

●	a citizen or individual resident of the United States;

●	a corporation, or other entity treated as a corporation for U.S. federal income tax purposes, created or organized in or under the laws of the United States or any state thereof or the District of Columbia;

●	an estate, the income of which is subject to U.S. federal income taxation regardless of its source; or

●	a trust if either a U.S. court can exercise primary supervision over its administration and one or more U.S. persons have the authority to control all of its substantial decisions or the trust was in existence on August 20, 1996, was treated as a U.S. person prior to that date, and has made a valid election to be treated as a U.S. person.

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

Taxation as a RIC

If we:

●	qualify as a RIC; and

●	satisfy the Annual Distribution Requirement;

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

In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

●	have in effect an election to be treated as a BDC under the 1940 Act at all times during each taxable year;

●	derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities, or other income derived with respect to our business of investing in such stock or securities, or currencies, other income derived with respect to its business of investing in such stock, securities or currencies and net income derived from interests in “qualified publicly traded partnerships” (partnerships that are traded on an established securities market or tradable on a secondary market, other than partnerships that derive 90% of their income from interest, dividends and other permitted RIC income) (the “90% Income Test”); and

●	diversify our holdings so that at the end of each quarter of the taxable year:

●	at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and

●	no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer or of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or in the securities of one or more qualified publicly traded partnerships.

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

Until and unless we are treated as a “publicly offered regulated investment company” (within the meaning of Section 67 of the Code) as a result of either (1) Shares and our preferred stock collectively being held by at least 500 persons at all times during a taxable year, (2) our Shares being continuously offered pursuant to a public offering (within the meaning of Section 4 of the Securities Act) or (3) Shares being treated as regularly traded on an established securities market for any taxable year, for purposes of computing the taxable income of U.S. stockholders that are individuals, trusts or estates, (1) our earnings will be computed without taking into account such U.S. stockholders’ allocable shares of the management and incentive fees paid to our investment advisor and certain of our other expenses, (2) each such U.S. stockholder will be treated as having received or accrued a dividend from us in the amount of such U.S. stockholder’s allocable share of these fees and expenses for such taxable year, (3) each such U.S. stockholder will be treated as having paid or incurred such U.S. stockholder’s allocable share of these fees and expenses for the calendar year and (4) each such U.S. stockholder’s allocable share of these fees and expenses may be treated as miscellaneous itemized deductions by such U.S. stockholder. Miscellaneous itemized deductions are generally not deductible by a U.S. stockholder that is an individual, trust or estate through 2025 and beginning in 2026 and deductible only to the extent that the aggregate of such U.S. stockholder’s miscellaneous itemized deductions exceeds 2% of such U.S. stockholder’s adjusted gross income for U.S. federal income tax purposes. Miscellaneous itemized deductions are not deductible at any time for purposes of the alternative minimum tax for individuals and will be subject an annual cap for income tax purposes for individuals beginning in 2026.

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

SUMMARY OF RISK FACTORS

Investing in our Shares involves a number of significant risks. You should carefully consider information found in the section entitled “Item 1A. Risk Factors” and elsewhere in this annual report on Form 10-K. Some of the risks involved in investing in our Shares include:

●	We are a new company and we are subject to all of the business risks and uncertainties associated with any business with a limited operating history, including the risk that we will not achieve our investment objective and that the value of our Shares could decline substantially.

●	We are an “emerging growth company” under the JOBS Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Shares less attractive to investors.

●	We finance our investments with borrowed money. Our inability to access leverage in a timely fashion may inhibit our ability to make timely investments.

●	Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital. As a BDC, the necessity of raising additional capital exposes us to risks, including the typical risks associated with leverage.

●	There is no public market for our Shares, nor can we give any assurance that one will develop in the future.

●	We may not complete a liquidity event within a specific time period, if at all, and, as a result, investment in our Shares is not suitable if you require short-term liquidity with respect to your investment in us.

●	Because you will be unable to sell your Shares until we complete a liquidity event, you will be unable to reduce your exposure in a market downturn.

●	We generally will not control the business operations of our portfolio companies and, due to the illiquid nature of our holdings in our portfolio companies, we may not be able to dispose of our interests in our portfolio companies.

●	The collateral securing our first-lien debt may decrease in value over time, may be difficult to value, and may become subordinated to the claims of other creditors.

●	Our investments in second-lien and subordinate loans generally will be subordinated to senior loans and will either have junior security interests or be unsecured, which may result in greater risk and loss of principal.

●	Some of the loans in which we may invest may be “covenant-lite” loans, which may have a greater risk of loss as compared to investments in or exposure to loans with financial maintenance covenants.

●	An investment strategy focused primarily on privately held companies presents certain challenges, including the lack of available information about these companies.

●	There is no public market or active secondary market for many of the investments that we intend to make and hold and as a result, these investments may be deemed illiquid.

●	Our portfolio may be concentrated in a limited number of portfolio companies and industries, which will subject us to a risk of significant loss if any of these companies defaults on its obligations under any of its debt instruments or if there is a downturn in a particular industry.

●	We may make investments in highly levered companies. Price declines in the corporate leveraged loan market may adversely affect the fair value of our portfolio, reducing our net asset value through increased net unrealized depreciation and the incurrence of realized losses.

●	The amount of any distributions we may make on our Shares is uncertain. We may not be able to pay you distributions, or be able to sustain distributions at any particular level, and our distributions per share, if any, may not grow over time, and our distributions per share may be reduced.

●	If the current period of capital market disruption and instability due to the COVID-19 pandemic continues for an extended period of time, there is a risk that you may not receive distributions or that our distributions may not grow over time and a portion of our distributions may be a return of capital.

●	To the extent original issue discount (“OID”), and payment-in-kind (“PIK”), interest income constitute a portion of our income, we will be exposed to risks associated with the deferred receipt of the cash representing such income.

●	The Advisor and its affiliates, including our officers and some of our directors, may face conflicts of interest caused by compensation arrangements with us and our affiliates, which could result in increased risk-taking by us.

●	Our business model depends to a significant extent upon strong referral relationships with private equity sponsors, financial intermediaries, direct lending institutions and other counterparties that are active in our markets. Any inability of the Advisor to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

●	The Advisor may frequently be required to make investment analyses and decisions on an expedited basis in order to take advantage of investment opportunities, and our Advisor may not have knowledge of all circumstances that could impact an investment by the Company.

●	Our management and incentive fee structure may create incentives for the Advisor that are not fully aligned with the interests of our stockholders and may induce the Advisor to make speculative investments.

●	If we do not invest a sufficient portion of our assets in qualifying assets, we could fail to qualify as a BDC or be precluded from investing according to our current business strategy.

●	Efforts to comply with the Sarbanes-Oxley Act will involve significant expenditures, and non-compliance with the Sarbanes-Oxley Act would adversely affect us and the value of our Shares.

●	We are highly dependent on information systems, and systems failures could significantly disrupt our business, which may, in turn, negatively affect the value of our Shares and our ability to pay distributions.

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

Global financial markets have experienced and may continue to experience significant volatility resulting from the spread of COVID-19. The global impact of the outbreak, including the impact of new variants of the virus, continues to evolve and many countries have instituted, and in some cases continue to institute, quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues at various times in response to this pandemic. Businesses have also implemented similar precautionary measures. Such measures, as well as the general uncertainty surrounding the continuing impact of COVID-19, have created and may continue to create significant disruption in supply chains and economic activity and have had a particularly adverse impact on transportation, hospitality, tourism, entertainment and other industries, including industries in which certain of our portfolio companies operate.

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

Countries have been and may continue to be forced to re-introduce public health restrictions and business shutdowns at various points in time due to surges in the reported number of cases, hospitalizations and deaths related to COVID-19. Additionally, renewed travel restrictions may impede global economic recovery. In addition, despite the availability of COVID-19 vaccines, it remains unclear when “herd immunity” will be achieved and when restrictions that have been imposed to slow the spread of the virus will be lifted entirely. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience the unfavorable market impacts of the virus. Similar consequences could arise in the future as a result of the spread of other infectious diseases.

Global economic, political and market conditions may adversely affect our business, financial condition and results of operations, including our revenue growth and profitability.

The current worldwide financial markets situation, as well as various social and political tensions in the United States and around the world (including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may contribute to increased market volatility, may have long term effects on the United States and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. For example, the COVID-19 pandemic continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. We monitor developments and seek to make investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

Governmental and quasi-governmental authorities and regulators throughout the world have in the past responded to major economic disruptions with a variety of significant fiscal and monetary policy changes, including but not limited to, direct capital infusions into companies, new monetary programs and dramatically lower interest rates. For example, in response to the outbreak of COVID-19, the U.S. Government has approved and implemented various stimulus measures to offset the severity and duration of the adverse economic effects of COVID-19 and related disruptions in economic and business activity. There can be no guarantee that these or other future economic stimulus bills (within the United States or other affected countries throughout the world) will be sufficient or have their intended effect. In addition, an unexpected or quick reversal of such policies could increase volatility in securities markets, which could adversely affect our investments.

The global capital markets continue to be in a period of severe disruption, instability and economic uncertainty. These conditions have materially adversely affected debt and equity capital markets in the United States and around the world and could materially adversely affect our business.

The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19, as evidenced by the volatility in global stock markets as a result of, among other things, uncertainty surrounding the COVID-19 pandemic and the fluctuating price of commodities such as oil. Despite actions of the U.S. federal government and foreign governments, these events have contributed to worsening general economic conditions that have materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole. While market conditions stabilized for periods since, market volatility has returned recently, in part due to questions surrounding inflation and the signaling by the U.S. Federal Reserve Board (the “Federal Reserve”) of its intention to raise its benchmark interest rate several times in 2022. Market conditions could worsen if the outlook for a recovery from the COVID-19 pandemic worsens.

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 pandemic, including new variants of the virus, on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the COVID-19 can be controlled and abated. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations.

Significant changes in the capital markets, such as the continued disruption in economic activity caused by the COVID-19 pandemic, could limit our investment originations, limit our ability to grow and have a material negative impact on our and our targeted portfolio companies’ operating results and the fair values of our debt and equity investments.

We intend to use debt to finance our investments and changes in interest rates will affect our cost of capital and net investment income. In addition, the interest rates that extend beyond June 2023 might be subject to change based on recent regulatory changes.

We intend to borrow money or issue debt securities or preferred stock to make investments. As a result, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds or pay interest or distributions on such debt securities or preferred stock and the rate at which we invest these funds. In addition, we anticipate that many of our debt investments and borrowings will have floating interest rates that reset on a periodic basis, and many of our investments will be subject to interest rate floors. As a result, a significant change in market interest rates could have a material adverse effect on our net investment income. The Federal Reserve has signaled its intention to raise its benchmark interest rates multiple times in 2022. In periods of rising interest rates, our cost of funds will increase because we expect that the interest rates on the majority of amounts we borrow will be floating, which could reduce our net investment income to the extent any of our debt investments have fixed interest rates. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act and applicable commodities laws. These activities may limit our ability to benefit from lower interest rates with respect to hedged borrowings. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations.

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

The United Kingdom’s Financial Conduct Authority (“FCA”), which regulates LIBOR, announced its intention to begin phasing out LIBOR at the end of 2021. The FCA also announced that a majority of U.S. dollar LIBOR rates will not be published after June 30, 2023. It is expected that market participants will transition to the use of different alternatives reference or benchmark rates. However, although regulators have encouraged the development and adoption of alternative rates such as the Secured Overnight Financing Rate (“SOFR”), there is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement reference rate. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions.

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

For U.S. federal income tax purposes, we include in income certain amounts that we have not yet received in cash, such as the accretion of OID. This may arise if we receive warrants in connection with the making of a loan and in other circumstances, or through contracted PIK interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Such OID, which could be significant relative to our overall investment activities or increases in loan balances as a result of contracted PIK arrangements, is included in income before we receive any corresponding cash payments. We also may be required to include in income certain other amounts that we do not receive in cash. We may be also subject to the following risks associated with PIK and OID investments:

●	The interest payments deferred on a PIK loan are subject to the risk that the borrower may default when the deferred payments are due in cash at the maturity of the loan;

●	The interest rates on PIK loans are higher to reflect the time-value of money on deferred interest payments and the higher credit risk of borrowers who may need to defer interest payments;

●	Market prices of OID instruments are more volatile because they are affected to a greater extent by interest rate changes than instruments that pay interest periodically in cash;

●	PIK instruments may have unreliable valuations because the accruals require judgments about ultimate collectability of the deferred payments and the value of the associated collateral;

●	Use of PIK and OID securities may provide certain benefits to our Advisor including increasing management fees.

●	We may be required under the tax laws to make distributions of OID income to stockholders without receiving any cash. Such required cash distributions may have to be paid from borrowings, offering proceeds or the sale of our assets; and

●	The required recognition of OID, including PIK, interest for U.S. federal income tax purposes may have a negative impact on liquidity, because it represents a non-cash component of our taxable income that must, nevertheless, be distributed in cash to investors to avoid it being subject to corporate level taxation.

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

We and our portfolio companies are subject to regulation by laws at the U.S. federal, state and local levels. These laws and regulations, as well as their interpretation, may change from time to time, including as the result of interpretive guidance or other directives from the U.S. President and others in the executive branch, and new laws, regulations and interpretations may also come into effect. Any such new or changed laws or regulations could have a material adverse effect on our business. In particular, Dodd-Frank has impacted many aspects of the financial services industry, and it requires the development and adoption of many implementing regulations over several years. The SEC has adopted final rules for over 60 mandatory rulemaking provisions under Dodd-Frank, with several additional rules proposed but not yet adopted. While the ultimate impact of Dodd-Frank on us and our portfolio companies may not be known for an extended period of time, Dodd-Frank, including the interpretation of the rules implementing its provisions and any future rules that may be adopted, along with other legislative and regulatory proposals directed at the financial services industry or affecting taxation that may be proposed in the future, may negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies, intensify the regulatory supervision of us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies. In addition, if we do not comply with applicable laws and regulations, we could lose any licenses that we then hold for the conduct of our business and may be subject to civil fines and criminal penalties.

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

In addition, certain regulations applicable to debt securitizations implementing credit risk retention requirements that have taken effect in both the U.S. and in Europe may adversely affect or prevent us from entering into any future securitization transaction. The impact of these risk retention rules on the loan securitization market are uncertain, and such rules may cause an increase in our cost of funds under or may prevent us from completing any future securitization transactions. On October 21, 2014, U.S. risk retention rules adopted pursuant to Section 941 of Dodd-Frank, or the U.S. Risk Retention Rules, were issued. The U.S. Risk Retention Rules require the sponsor (directly or through a majority-owned affiliate) of a debt securitization subject to such rules, such as collateralized loan obligations, in the absence of an exemption, to retain an economic interest in the credit risk of the assets being securitized in the form of an eligible horizontal residual interest, an eligible vertical interest, or a combination thereof, in accordance with the requirements of the U.S. Risk Retention Rules. The U.S. Risk Retention Rules became effective December 24, 2016. Given the more attractive financing costs associated with these types of debt securitization as opposed to other types of financing available (such as traditional senior secured facilities), this would, in turn, increase our financing costs. Any associated increase in financing costs would ultimately be borne by our common stockholders.

On May 24, 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act was enacted, which left the architecture and core features of Dodd-Frank intact but significantly recalibrated applicability thresholds, revised various post-crisis regulatory requirements, and provided targeted regulatory relief to certain financial institutions. Among the most significant of its amendments to Dodd-Frank were a substantial increase in the $50 billion asset threshold to $250 billion for automatic regulation of BHCs as “systemically important financial institutions” an exemption from the Volcker Rule for insured depository institutions with less than $10 billion in consolidated assets and lower levels of trading assets and liabilities, as well as amendments to the liquidity leverage ratio and supplementary leverage ratio requirements. In addition, effective October 1, 2020, the Federal Reserve, SEC and other federal agencies modified their regulations under the Volcker Rule to loosen the restrictions on financial institutions. The effects of these and any further rules or regulations that may be enacted by the Biden administration or future administrations, are and could be complex and far-reaching, and the change and any future laws or regulations or changes thereto could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business, financial condition and results of operations.

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

Commencing January 2021, the Democratic Party gained control of the executive and legislative branches of the federal government. It is unclear which political party will have control of the legislative branch as a result of the 2022 Congressional elections. Changes in federal policy, including tax policies, and at regulatory agencies occur over time through policy and personnel changes following elections, which lead to changes involving the level of oversight and focus on the financial services industry or the tax rates paid by corporate entities. The nature, timing and economic and political effects of potential changes to the current legal and regulatory framework affecting financial institutions remain highly uncertain. Uncertainty surrounding future changes may adversely affect our operating environment and therefore our business, financial condition, results of operations and growth prospects.

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

We are an “emerging growth company,” and we do not know if such status will make our shares less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, until the earliest of:

●	the last day of the fiscal year ending after the fifth anniversary of any initial public offer of Shares;

●	the year in which our total annual gross revenues first exceed $1.07 billion;

●	the date on which we have, during the prior three-year period, issued more than $1.0 billion in non-convertible debt; and

●	the last day of a fiscal year in which we (1) have an aggregate worldwide market value of our Shares held by non-affiliates of $700 million or more, computed at the end of each fiscal year as of the last business day of our most recently completed second fiscal quarter, and (2) have been a reporting company under the Exchange Act for at least one year (and filed at least one annual report under the Exchange Act).

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

Higher levels of inflation can reduce our returns and the value of our investments.

During any period of higher-than-normal levels of inflation, such as the current inflationary environment, interest rates typically increase. Higher interest rates will increase the cost of our borrowings and reduce returns to stockholders (including resulting in lower dividend payments by us). Further, in response to rising risk-free interest rates, market participants could require higher rates of interest on the types of loans and credit investments that we own, which would decrease the value of those investments.

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

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by our Board of Directors. As part of the valuation process, we may take into account the following types of factors, if relevant, in determining the fair value of our investments:

●	the enterprise value of the portfolio company;

●	the nature and realizable value of any collateral;

●	the company’s ability to make interest payments, amortization payments (if any) and other fixed charges;

●	call features, put features and other relevant terms of the debt security;

●	the company’s historical and projected financial results;

●	the markets in which the portfolio company does business; and

●	changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made in the future and other relevant factors.

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

While we have made significant progress investing the proceeds of our Initial Capital Raise and associated leverage, we have not yet identified all potential investments for our portfolio that we will acquire with the proceeds of sales of our securities or repayments of investments currently in our portfolio. Privately negotiated investments in illiquid securities or private middle-market companies require substantial due diligence and structuring, and we cannot assure you that we will achieve our anticipated investment pace or that we will continue to identify sufficient suitable investment opportunities to deploy all Capital Commitments successfully. The Advisor selects all of our investments, and our stockholders will have no input with respect to such investment decisions. These factors increase the uncertainty, and thus the risk, of investing in our securities. While we seek to identify additional investment opportunities, we may also invest the net proceeds in cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less from the date such investment. We expect these temporary investments to earn yields substantially lower than the income that we expect to receive in respect of our targeted investment types. As a result, any distributions we make during this period may be substantially smaller than the distributions that we expect to pay when our portfolio is fully invested.

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

Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments, in seeking to:

●	increase or maintain in whole or in part our position as a creditor or equity ownership percentage in a portfolio company;

●	exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or

●	preserve or enhance the value of our investment.

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

The rights we may have with respect to the collateral securing any junior priority loans we make to our portfolio companies may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of senior debt. Under a typical intercreditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens:

●	the ability to cause the commencement of enforcement proceedings against the collateral;

●	the ability to control the conduct of such proceedings;

●	the approval of amendments to collateral documents;

●	releases of liens on the collateral; and

●	waivers of past defaults under collateral documents.

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

When we invest in  loans, we may acquire warrants or other equity securities of portfolio companies as well. We may also invest in equity securities directly. To the extent we hold equity investments, we will seek to dispose of them and realize gains upon our disposition of them. However, the equity interests we receive may not appreciate in value and may decline in value. As a result, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

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

Social, political, economic and other conditions and events (such as natural disasters, epidemics and pandemics, terrorism, conflicts and social unrest) will occur that create uncertainty and have significant impacts on issuers, industries, governments and other systems, including the financial markets, to which companies and their investments are exposed. As global systems, economies and financial markets are increasingly interconnected, events that once had only local impact are now more likely to have regional or even global effects. Events that occur in one country, region or financial market will, more frequently, adversely impact issuers in other countries, regions or markets, including in established markets such as the U.S. Such risks include the escalating tensions and uncertainty between Ukraine and Russia. These impacts can be exacerbated by failures of governments and societies to adequately respond to an emerging event or threat.

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

For example, the COVID-19 pandemic outbreak has led and for an unknown period of time may continue to lead to disruptions in local, regional, national and global markets and economies. With respect to the U.S. credit markets (in particular for middle market loans), this outbreak has resulted in, and until fully resolved may continue to result in, the following among other things: (i)  significant disruption to the businesses of many middle-market loan borrowers including supply chains, demand and practical aspects of their operations, as well as lay-offs of employees, and, while these effects are hoped to be temporary, some effects could be persistent or even permanent; (ii) increased draws by borrowers on revolving lines of credit; (iii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iv) volatility and disruption of these markets including greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues; and (v) rapidly evolving proposals and/or actions by state and federal governments to address problems being experienced by the markets and by businesses and the economy in general which will not necessarily adequately address the problems facing the loan market and middle market businesses. Although many of these conditions have improved or resolved over the course of the pandemic, similar consequences could occur in the future as a result of new variants of the virus or other infectious diseases. The COVID-19 outbreak has had, and any future outbreaks could have, an adverse impact on the markets and the economy in general, which could have a material adverse impact on, among other things, the ability of lenders to originate loans, the volume and type of loans originated, and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by us and returns to us, among other things. Recurring COVID-19 outbreaks, including as a result of new variants of the virus, have led to the re-introduction of public health restrictions in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. It is impossible to determine the scope of this outbreak, or any future outbreaks, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have or the full potential impact on us and our portfolio companies in which we invest.

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

If public health uncertainties and market disruptions continue for an extended period of time, loan delinquencies, loan non-accruals, problem assets, and bankruptcies may increase. In addition, collateral for our loans may decline in value, which could cause loan losses to increase and the net worth and liquidity of loan guarantors could decline, impairing their ability to honor commitments to us. An increase in loan delinquencies and non-accruals or a decrease in loan collateral and guarantor net worth could result in increased costs and reduced income which would have a material adverse effect on our business, financial condition or results of operations.

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

As of March 4, 2022, we had 258 holders of record of our common stock.

Distributions

The following table reflects the distributions declared and payable for the year ended December 31, 2021 (dollars in thousands, except per share amounts).

Date Declared	Record Date	Payment Date	Dividend per Share	Total Dividend
April 23, 2021	April 20, 2021	May 14, 2021	$0.15	$850
July 14, 2021	July 20, 2021	July 27, 2021	$0.22	$2,024
October 18, 2021	October 22, 2021	November 2, 2021	$0.25	$3,025
December 2, 2021	December 29, 2021	January 18, 2022	$0.24	$4,615
			$0.86	$10,514

Dividend Reinvestment Plan

The following table summarizes the amounts received and shares of common stock issued to shareholders pursuant to our dividend reinvestment plan during the year ended December 31, 2021 (dollars in thousands, except per share amounts).

Dividend record date	Dividend payment date	DRIP shares issued	DRIP value
April 20, 2021	May 14, 2021	1,361	$21
July 20, 2021	July 27, 2021	37,460	$585
October 22, 2021	November 2, 2021	55,792	$886
		94,613	$1,492

For the dividend declared on December 2, 2021 and paid on January 18, 2022, there were 55,590 shares issued with a DRIP value of $902. These shares are excluded from the table above, as the DRIP shares were issued after December 31, 2021.

All of the dividends declared during the year ended December 31, 2021 were derived from ordinary income, determined on a tax basis.

Recent Sales of Unregistered Securities

As set forth in the table below (dollars in thousands, except per share amounts), during the year ended December 31, 2021, we issued and sold 19,132,622 shares of common stock at an aggregate offering amount of approximately $299.5 million. The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof and previously reported by us on our current reports on Form 8-K.

Common stock issue date	Offering price per share	Common stock shares issued	Aggregate offering amount
February 5, 2021	$15.00	5,666,667	$85,000
April 23, 2021	$15.57	3,532,434	$55,000
July 23, 2021	$15.72	2,862,595	$45,000
October 28, 2021	$15.98	2,502,612	$40,000
December 2, 2021	$16.31	4,568,314	$74,501
Total common stock issued		19,132,622	$299,501

ITEM 6. [RESERVED]

The selected financial data previously required by Item 301 of Regulation S-K has been omitted in reliance on SEC Release No. 33-10890, Management's Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K.

Overview and Investment Framework

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

We intend to achieve our investment objective by investing primarily in first lien senior secured, unitranche and split-lien loans (collectively, “secured middle market loans”) to privately held middle-market companies. Similar to first lien senior secured loans, unitranche loans typically have a first lien on all assets of the borrower, but provide leverage at levels similar to a combination of first lien and second lien and/or subordinated loans. Split-lien loans are loans that otherwise satisfy the criteria of a first lien loan but which have been structured with a credit facility that is senior in right of payment with respect to working capital assets of the borrower and a term loan that is collateralized by all other assets of the borrower. Depending on market conditions, we expect that at least 90% of our portfolio (including investments purchased with proceeds from borrowings) will be invested in secured middle market loans. It is anticipated that most of these investments will be in core middle market companies, with the remainder in upper middle market companies. The remaining 10% of our portfolio may be invested in higher-returning investments, including, but not limited to, equity securities purchased in conjunction with secured middle market loans and other opportunistic investments (collectively “Opportunistic Investments”), including junior debt, real estate debt and infrastructure credit investments. We expect that the secured middle market loans we invest in will generally have stated maturities of no more than six years.

We intend to implement our investment objective by (1) accessing the established loan sourcing channels developed by Kayne Anderson’s middle market private credit team, which includes an extensive network of private equity firms, other middle-market lenders, financial advisors and intermediaries, and management teams, (2) selecting investments within our middle-market company focus, (3) implementing Kayne Anderson’s middle market private credit team’s proven underwriting process, and (4) drawing upon the experience and resources of our Advisor’s investment team and the broader Kayne Anderson network.

We believe our Advisor’s disciplined approach to origination, credit analysis, portfolio construction and risk management should allow us to achieve attractive risk-adjusted returns while preserving investor capital. We anticipate the portfolio will be comprised of a broad mix of loans, with diversity among investment size, industry focus and geography. The Advisor’s team of professionals will conduct in-depth due diligence on prospective investments during the underwriting process and will be heavily involved in structuring the credit terms of each investment. Once an investment has been made, our Advisor will closely monitor portfolio investments and take a proactive approach identifying and addressing sector or company specific risks. The Advisor maintains a regular dialogue with portfolio company management teams (as well as their financial sponsors, where applicable), reviews detailed operating and financial results on a regular basis (typically monthly or quarterly) and monitors current and projected liquidity needs, in addition to other portfolio management activities.

Recent Developments

On January 24, 2022, we sold 4.2 million shares of common stock at a price of $16.36 per share for an aggregate offering amount of $68.6 million. As of the same date, we have subscription agreements with investors for an aggregate capital commitment of $701.5 million (including a $33.3 million capital commitment that is contingent on the Company meeting certain conditions) to purchase shares of common stock ($333.4 million of the commitments are undrawn).

On January 31, 2022, we increased our Subscription Credit Agreement commitment amount from $150 million to $175 million. All other terms of the Subscription Credit Agreement remain substantially the same.

On February 18, 2022, we and KABDCF refinanced the senior secured credit facility (the “Loan and Security Agreement” or “LSA”) with two new credit facilities – the Corporate Credit Facility and the Revolving Funding Facility. See “Financial Condition, Liquidity and Capital Resources – Credit Facilities.”

Portfolio and Investment Activity

As of December 31, 2021, we had 99 debt investments and one equity investment in 47 portfolio companies with an aggregate fair value of approximately $578.4 million and an amortized cost of $566.6 million consisting of first lien senior secured debt and equity investments.

Listed below are our top ten portfolio companies and industries represented as a percentage of total long-term investments as of December 31, 2021:

Portfolio Company		Industry	Fair Value ($ in millions)	Percentage of long-term investments
1.	4 Over International, LLC	Commercial & professional services	$24.9	4.3%
2.	Corbett Technology Solutions, Inc.	Telecommunication services	$23.5	4.1%
3.	American Equipment Holdings LLC	Commercial & professional services	$23.3	4.0%
4.	Eastern Wholesale Fence	Capital goods	$22.7	3.9%
5.	Centerline Communications, LLC	Telecommunication services	$22.2	3.8%
6.	Arborworks Acquisition LLC	Commercial & professional services	$21.8	3.8%
7.	Home Brands Group Holdings, Inc. (ReBath)	Household & personal products	$21.0	3.6%
8.	USALCO, LLC	Materials	$19.6	3.4%
9.	I.D. Images Acquisition, LLC	Capital goods	$18.7	3.2%
10.	CGI Automated Manufacturing, LLC	Capital goods	$18.5	3.2%

As of December 31, 2021, our weighted average total yield to maturity of debt and income producing securities at fair value was 7.5%, and our weighted average total yield to maturity of debt and income producing securities at amortized cost was 7.7%.

Our investment activity for the year ended December 31, 2021 is presented below (information presented herein is at par value unless otherwise indicated).

For the year ended
December 31, 2021 ($ in millions)

New investments:
Gross investments	$770.7
Less: sold investments	(94.9)
Total new investments	675.8

Principal amount of investments funded:
Private credit investments	$640.9
Liquid credit investments	20.9
Total principal amount of investments funded	661.8

Principal amount of investments sold:
Private credit investments	(74.0)
Liquid credit investments	(20.9)
Total principal amount of investments sold or repaid	(94.9)

Number of new investment commitments	115
Average new investment commitment amount	$6.7
Weighted average maturity for new investment commitments	4.3 years
Percentage of new debt investment commitments at floating rates	100.0%
Percentage of new debt investment commitments at fixed rates	0.0%
Weighted average interest rate of new investment commitments	7.0%
Weighted average spread over LIBOR of new floating rate investment commitments	6.0%
Weighted average interest rate on investment sold or paid down	6.4%

The table below describes long-term investments by industry composition based on fair value as of December 31, 2021:

December 31, 2021

Commercial & professional services	19.6%
Capital goods	19.5%
Consumer durables & apparel	15.8%
Telecommunication services	8.8%
Health care equipment & services	8.5%
Household & personal products	7.4%
Materials	7.0%
Automobiles & components	4.1%
Food & beverage	2.9%
Software & services	2.4%
Retailing	1.6%
Pharmaceuticals, biotech & life sciences	1.5%
Diversified financials	0.9%
Total	100.0%

Results of Operations

We commenced investment operations on February 5, 2021. For the year ended December 31, 2021, our total investment income was derived from our initial portfolio of investments. All investments were income producing, and there were no loans on non-accrual status as of December 31, 2021.

The following table represents the operating results for the years ended December 31, 2021 and 2020:

	For the years ended
	December 31, 2021	December 31, 2020
	($ in millions)	($ in millions)
Total investment income	$18.8	$-
Less: Net expenses	8.6	0.8
Net investment income	10.2	(0.8)
Net realized gains (losses) on investments	0.3	-
Net change in unrealized gains (losses) on investments	11.8	-
Net increase (decrease) in net assets resulting from operations	$22.3	$(0.8)

Investment Income

Investment income for the year ended December 31, 2021 totaled $18.8 million and consisted primarily of interest income on our debt investments.

Expenses

We commenced investment operations on February 5, 2021. Operating expenses for the years ended December 31, 2021 and 2020, were as follows:

	For the years ended
	December 31, 2021	December 31, 2020
	($ in millions)	($ in millions)
Interest and debt financing expenses	$4.4	$-
Management fees	2.1	-
Other operating expenses	1.3	-
Directors fees	0.3	-
Initial organization costs	0.2	0.8
Deferred offering costs	0.2	-
Incentive fees	0.1	-
Total expenses	$8.6	$0.8

Total expenses for the years ended December 31, 2021 and 2020 included $0.2 million and $0.8 million of initial organization expenses, respectively, and $0.2 million and zero of deferred offering costs, respectively.

Net Unrealized Gains (Losses) on Investments

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. We commenced investment operations on February 5, 2021. As such, there are no unrealized gains or losses for the year ended December 31, 2020. During the year ended December 31, 2021, net unrealized gains (losses) on our investment portfolio were comprised of the following:

For the year ended
December 31, 2021
($ in millions)
Unrealized gains on investments	$11.8
Unrealized (losses) on investments	-
Net change in unrealized gains (losses) on investments	$11.8

The change in unrealized appreciation for the year ended December 31, 2021 totaled $11.8 million, which primarily related to our investments in the following table:

For the year ended
December 31, 2021
($ in millions)
Portfolio Company
Eastern Wholesale Fence	0.6
4 Over International, LLC	0.6
USALCO, LLC	0.5
Corbett Technology Solutions, Inc.	0.5
Arborworks Acquisition LLC	0.5
American Equipment Holdings LLC	0.5
Curio Brands, LLC	0.5
EIS Legacy, LLC	0.5
CGI Automated Manufacturing, LLC	0.5
Centerline Communications, LLC	0.4
Home Brands Group Holdings, Inc. (ReBath)	0.4
SGA Dental Partners Holdings, LLC	0.4
Guardian Dentistry Partners	0.4
Sundance Holdings Group, LLC	0.4
PH Beauty Holdings III, Inc.	0.4
Siegel Egg Co., LLC	0.3
Vehicle Accessories, Inc.	0.3
BCI Burke Holding Corp.	0.3
Broder Bros., Co.	0.3
United Safety & Survivability Corporation (USSC)	0.3
Other portfolio companies	3.2
Total Unrealized Appreciation	$11.8

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

In accordance with the 1940 Act, we are required to meet a coverage ratio of total assets (less total liabilities other than indebtedness or other senior securities) to total indebtedness and other senior securities of at least 150%. If this ratio declines below 150%, we cannot incur additional leverage and could be required to sell a portion of our investments to repay some leverage when it is disadvantageous to do so. As of December 31, 2021, our asset coverage ratio was 217%. We currently intend to target asset coverage of 200% to 180% (which equates to a debt-to-equity ratio of 1.0x to 1.25x) but may alter this target based on market conditions.

Over the next twelve months, we expect that cash and cash equivalents, taken together with our undrawn capital commitments and available capacity under our credit facilities, will be sufficient for our investing activities to conduct our operations. In the long term beyond twelve months, we expect that our cash and liquidity needs will continue to be met by cash generated from our ongoing operations as well as financing activities.

As of December 31, 2021, we had $267 million borrowed under our credit facilities and cash and cash equivalents of $5.7 million (including short-term investments). As of March 4, 2022, we had $235 million borrowed under our credit facilities and cash and cash equivalents of $4.5 million (including short-term investments).

Capital Contributions

As of March 4, 2022, we had aggregate capital commitments of $701.5 million (including a $33.3 million capital commitment that is contingent on us meeting certain conditions). As of March 4, 2022, we had undrawn capital commitments (excluding the $33.3 million capital commitment that is contingent on us meeting certain conditions) of $300.1 million from investors ($368.1 million or 55.1% funded).

Credit Facilities

From February 5, 2021 to February 17, 2022, Kayne Anderson BDC Financing, LLC, (“KABDCF”), our wholly owned, special purpose financing subsidiary, had a senior secured credit facility (the “Loan and Security Agreement” or “LSA”) with a maximum commitment amount of up to $200 million. On February 18, 2022, we and KABDCF refinanced the LSA with two new credit facilities described below (the Corporate Credit Facility and the Revolving Funding Facility).

Corporate Credit Facility: We are party to a senior secured revolving credit facility (the “Corporate Credit Facility”), that has a total commitment of $275 million. The facility’s commitment termination date and the final maturity date are February 18, 2026 and February 18, 2027, respectively. The Corporate Credit Facility also provides for a feature that allows us, under certain circumstances, to increase the overall size of the Corporate Credit Facility to a maximum of $550 million. The interest rate on the Corporate Credit Facility is equal to Term SOFR plus an applicable spread of 2.35% per annum (which includes a SOFR adjustment spread of 0.10%) or an “alternate base rate” (as defined in the agreements governing the Corporate Credit Facility) plus an applicable spread of 1.25%. We are also required to pay a commitment fee of 0.375% per annum on any unused portion of the Corporate Credit Facility.

Revolving Funding Facility: We and our wholly owned, special purpose financing subsidiary, KABDCF, are party to a senior secured revolving funding facility (the “Revolving Funding Facility”), that has a total commitment of $250 million. The Revolving Funding Facility is secured by all of the assets held by, and the membership interest in, KABDCF. The end of the reinvestment period and the stated maturity date for the Revolving Funding Facility are February 18, 2025 and February 18, 2027, respectively. The interest rate on the Revolving Funding Facility is equal to daily SOFR plus 2.35% per annum. KABDCF is also required to pay a commitment fee of between 0.50% and 1.50% per annum depending on the size of the unused portion of the Revolving Funding Facility.

Subscription Credit Agreement: We are party to a senior secured revolving credit agreement that includes a capital call facility (the “Subscription Credit Agreement”). The Subscription Credit Agreement permits us to borrow up to $175 million, subject to availability under the borrowing base which is calculated based on the unused capital commitments of the investors meeting various eligibility requirements. The Subscription Credit Agreement has a maximum commitment of $175 million and the interest rate under the facility is equal to Term SOFR plus 1.975% (subject to a 0.275% floor). We are also required to pay a commitment fee of 0.25% per annum on the unused portion of the Subscription Credit Agreement. The Subscription Credit Agreement will expire on December 31, 2022.

Contractual Obligations

A summary of our significant contractual principal payment obligations related to the repayment of our outstanding indebtedness at December 31, 2021 is as follows:

	Payments Due by Period ($ in millions)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Loan and Security Agreement (LSA)	$162.0	$-	$162.0	$-	$-
Subscription Credit Agreement	105.0	-	105.0	-	-
Total contractual obligations	$267.0	$-	$267.0	$-	$-

Off-Balance Sheet Arrangements

As of December 31, 2021, we had an aggregate $97.8 million of unfunded commitments to provide debt financing to our portfolio companies. Such commitments are generally subject to the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in our financial statements. Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not have any other off-balance sheet financings or liabilities.

Critical Accounting Estimates

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies, including those relating to the valuation of our investment portfolio, are described below. The critical accounting policies should be read in conjunction with our risk factors in this Annual Report. See Note 2 to our consolidated financial statements for the year ended December 31, 2021, for more information on our critical accounting policies.

Investment Valuation

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

Refer to Note 5 – Fair Value – for more information on the Company’s valuation process.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates. Because we fund a portion of our investments with borrowings, our net investment income will be affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

Assuming that the consolidated statement of assets and liabilities as of December 31, 2021 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact ($ in millions) of hypothetical base rate changes in interest rate (considering interest rate floors for floating rate instruments).

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 25 basis points	$-	$-	$-
Up 75 basis points	$0.6	$0.9	$(0.3)
Up 100 basis points	$2.0	$1.6	$0.4
Up 200 basis points	$7.8	$4.3	$3.5
Up 300 basis points	$13.5	$6.9	$6.6

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Kayne Anderson BDC, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, of Kayne Anderson BDC, Inc. (the “Company”) as of December 31, 2021, the consolidated statement of assets and liabilities as of December 31, 2020, the related consolidated statements of operations, changes in net assets and cash flows for each of the two years in the period ended December 31, 2021, including the related notes, and financial highlights for the year ended December 31, 2021 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and December 31, 2020, and the results of its operations, changes in its net assets and its cash flows for each of the two years in the period ended December 31, 2021 and the financial highlights for the year ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2021 by correspondence with the custodian. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California

March 10, 2022

We have served as the auditor of one or more investment companies in the Kayne Anderson Funds Family since 2004.

Kayne Anderson BDC, Inc.

Consolidated Statements of Assets and Liabilities

(amounts in 000’s, except share and per share amounts)

	December 31, 2021	December 31, 2020
Assets:
Investments, at fair value:
Long-term investments (amortized cost of $566,616)	$578,445	$-
Short-term investments (amortized cost of $3,674)	3,674	-
Cash and cash equivalents	2,035	10
Deferred offering costs	29	231
Interest receivable	2,133	-
Prepaid expenses and other assets	148	177
Total Assets	$586,464	$418

Liabilities:
Loan and Security Agreement (Note 6)	$162,000	$-
Unamortized Loan and Security Agreement issuance costs	(247)	-
Subscription Credit Agreement (Note 6)	105,000	-
Unamortized Subscription Credit Facility issuance costs	(425)	-
Accrued organizational and offering costs	6	141
Distributions payable	4,615	-
Payables to affiliates (Note 3)	-	1,075
Management fee payable	952	-
Incentive fee payable	65	-
Accrued expenses and other liabilities	2,529	-
Total Liabilities	$274,495	$1,216

Commitments and contingencies (Note 8)

Net Assets:
Common Shares, $0.001 par value; 100,000,000 shares authorized; 19,227,902 as of December 31, 2021 issued and outstanding	$19	$-
Additional paid-in capital	300,726	-
Total distributable earnings (deficit)	11,224	-
Total member’s capital (deficit)	-	(798)
Total Net Assets	$311,969	$(798)
Total Liabilities and Net Assets	$586,464	$418
Net Asset Value Per Common Share	$16.22	n/a

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Statements of Operations

(amounts in 000’s, except share and per share amounts)

	For the years ended December 31,
	2021	2020
Income:
Investment income from investments:
Interest income	$18,755	$-
Total Investment Income	18,755	-

Expenses:
Management fees	2,095	-
Incentive fees	65	-
Interest expense	4,455	-
Professional fees	597	-
Directors fees	307	-
Offering costs	257	-
Initial organization costs	175	782
Other general and administrative expenses	677	26
Total Expenses	8,628	808
Net Investment Income (Loss)	10,127	(808)

Realized and unrealized gains (losses) on investments
Net realized gains (losses):
Investments	332	-
Total net realized gains (losses)	332	-
Net change in unrealized gains (losses):
Investments	11,829	-
Total net change in unrealized gains (losses)	11,829	-
Total realized and unrealized gains (losses)	12,161	-

Net Increase (Decrease) in Net Assets Resulting from Operations	$22,288	$(808)

Per Common Share Data:
Basic and diluted net investment income per common share	$0.94
Basic and diluted net increase in net assets resulting from operations	$2.08
Weighted Average Common Shares Outstanding - Basic and Diluted	10,718,083

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Statements of Changes in Net Assets

(amounts in 000’s)

	For the years ended December 31,
	2021	2020
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$10,127	$(808)
Net realized gains (losses) on investments	332	-
Net change in unrealized gains (losses) on investments	11,829	-
Net Increase (Decrease) in Net Assets Resulting from Operations	22,288	(808)

Decrease in Net Assets Resulting from Stockholder Distributions
Dividends and distributions to stockholders	(10,514)	-
Net Decrease in Net Assets Resulting from Stockholder Distributions	(10,514)	-

Increase in Net Assets Resulting from Capital Share Transactions
Issuance of common shares	299,501	10
Reinvestment of distributions	1,492	-
Net Increase in Net Assets Resulting from Capital Share Transactions	300,993	10
Total Increase (Decrease) in Net Assets	312,767	(798)
Net Assets, Beginning of Period	(798)	-
Net Assets, End of Period	$311,969	$(798)

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Statements of Cash Flows

(amounts in 000’s)

	For the years ended December 31,
	2021	2020

Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$22,288	$(808)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized (gains)/losses on investments	(332)	-
Net change in unrealized (gains)/losses on investments	(11,829)	-
Net accretion of discount on investments	(1,175)	-
Purchases of short-term investments, net	(3,674)	-
Purchases of portfolio investments	(647,460)	-
Proceeds from sales of investments and principal repayments	82,524	-
Paid-in-kind interest from portfolio investments	(173)	-
Amortization of deferred financing cost	260	-
Increase/(decrease) in operating assets and liabilities:
(Increase)/decrease in interest and dividends receivable	(2,133)	-
(Increase)/decrease in deferred offering costs	202	(231)
(Increase)/decrease in prepaid expenses and other assets	29	(177)
Increase/(decrease) in management fees payable	952	-
Increase/(decrease) in payable to affiliate	(1,075)	1,075
Increase/(decrease) in accrued organizational and offering costs, net	(135)	141
Increase/(decrease) in incentive fee payable	65	-
Increase/(decrease) in accrued other general and administrative expenses	2,529	-
Net cash used in operating activities	(559,137)	-
Cash Flows from Financing Activities:
Borrowings on Loan and Security Agreement, net	162,000	-
Borrowings on Subscription Credit Facility, net	105,000	-
Payments of debt issuance costs	(932)	-
Distributions paid in cash	(4,407)	-
Proceeds from issuance of common shares	299,501	-
Net cash provided by financing activities	561,162	-
Net increase in cash and cash equivalents	2,025	-
Cash and cash equivalents, beginning of period	10	10
Cash and cash equivalents, end of period	$2,035	$10

Supplemental and Non-Cash Information:
Interest paid during the period	$2,346	-
Non-cash financing activities not included herein consisted of reinvestment of dividends	$1,492	-

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of December 31, 2021

(amounts in 000’s)

			Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(1)	Investment	Interest Rate	Date	Par	Cost(2)(3)	Value	of Net Assets
Debt and Equity Investments
Private Credit Investments(4)
Automobiles & components
Speedstar Holding LLC	First lien senior secured loan	8.00% (L + 7.00%)	1/22/2027	$5,005	$4,906	$5,055	1.6%
	First lien senior secured delayed draw loan	8.00% (L + 7.00%)	1/22/2027	-	-	-	0.0%
Vehicle Accessories, Inc.	First lien senior secured loan	6.50% (L + 5.50%)	11/30/2026	18,382	18,034	18,382	5.9%
	First lien senior secured revolving loan	6.50% (L + 5.50%)	11/30/2026	-	-	-	0.0%
				23,387	22,940	23,437	7.5%
Capital goods
Blade (US) Holdings, Inc.	First lien senior secured loan	7.00% (L + 6.00%)	8/31/2027	4,866	4,763	4,866	1.6%
	First lien senior secured delayed draw loan	7.00% (L + 6.00%)	3/3/2023	-	-	-	0.0%
Broder Bros., Co.	First lien senior secured loan	8.00% (L + 7.00%)	12/2/2022	5,369	5,044	5,369	1.7%
CGI Automated Manufacturing, LLC	First lien senior secured loan	6.50% (L + 5.50%)	12/17/2026	18,478	18,020	18,478	5.9%
	First lien senior secured delayed draw loan	6.50% (L + 5.50%)	12/17/2026	-	-	-	0.0%
	First lien senior secured revolving loan	6.50% (L + 5.50%)	12/17/2026	-	-	-	0.0%
Eastern Wholesale Fence	First lien senior secured revolving loan	8.00% (L + 7.00%)	10/30/2025	1,035	1,002	1,035	0.3%
	First lien senior secured loan	8.00% (L + 7.00%)	10/30/2025	3,317	3,210	3,317	1.1%
	First lien senior secured loan	8.00% (L + 7.00%)	10/30/2025	18,384	17,873	18,384	5.9%
EIS Legacy, LLC	First lien senior secured loan	6.50% (L + 5.50%)	11/1/2027	18,462	17,998	18,462	5.9%
	First lien senior secured delayed draw loan	6.50% (L + 5.50%)	11/1/2027	-	-	-	0.0%
	First lien senior secured revolving loan	6.50% (L + 5.50%)	11/1/2027	-	-	-	0.0%
Fastener Distribution Holdings, LLC	First lien senior secured delayed draw loan	8.00% (L + 7.00%)	4/1/2022	2,205	2,194	2,205	0.7%
	First lien senior secured loan	8.00% (L + 7.00%)	4/1/2022	1,942	1,939	1,942	0.6%
I.D. Images Acquisition, LLC	First lien senior secured delayed draw loan	7.25% (L + 6.25%)	1/30/2023	2,634	2,609	2,634	0.9%
	First lien senior secured revolving loan	7.25% (L + 6.25%)	7/30/2026	450	420	450	0.2%
	First lien senior secured loan	7.25% (L + 6.25%)	7/30/2026	15,570	15,353	15,570	5.0%
Refrigeration Sales Corp.	First lien senior secured loan	7.50% (L + 6.50%)	6/22/2026	6,945	6,835	6,945	2.2%
United Safety & Survivability Corporation (USSC)	First lien senior secured loan	7.00% (L + 6.00%)	9/30/2027	12,690	12,439	12,690	4.1%
	First lien senior secured revolving loan	7.00% (L + 6.00%)	9/30/2027	402	379	402	0.1%
	First lien senior secured delayed draw loan	7.00% (L + 6.00%)	9/30/2023	-	-	-	0.0%
				112,749	110,078	112,749	36.2%
Commercial & professional services
4 Over International, LLC	First lien senior secured loan	7.50% (L + 6.50%)	10/29/2027	24,875	24,249	24,875	8.0%
Advanced Environmental Monitoring (5)	First lien senior secured loan	8.00% (L + 7.00%)	1/29/2026	7,372	7,159	7,372	2.4%
American Equipment Holdings LLC	First lien senior secured delayed draw loan	7.00% (L + 6.00%)	11/3/2026	6,367	6,242	6,367	2.1%
	First lien senior secured revolving loan	7.00% (L + 6.00%)	11/3/2026	425	383	425	0.1%
	First lien senior secured loan	7.00% (L + 6.00%)	11/3/2026	16,511	16,188	16,511	5.3%
Arborworks Acquisition LLC	First lien senior secured revolving loan	7.00% (L + 6.00%)	11/9/2026	1,469	1,378	1,469	0.5%
	First lien senior secured loan	8.00% (L + 7.00%)	11/9/2026	20,312	19,914	20,312	6.5%
Gusmer Enterprises, Inc.	First lien senior secured delayed draw loan	7.00% (L + 6.00%)	5/7/2027	4,737	4,641	4,737	1.5%
	First lien senior secured revolving loan	7.00% (L + 6.00%)	5/7/2027	-	-	-	0.0%
	First lien senior secured loan	7.00% (L + 6.00%)	5/7/2027	3,500	3,388	3,500	1.1%
PMFC Holding, LLC	First lien senior secured delayed draw loan	7.50% (L + 6.50%)	7/31/2023	2,847	2,829	2,847	0.9%
	First lien senior secured loan	7.50% (L + 6.50%)	7/31/2023	5,676	5,639	5,676	1.8%
	First lien senior secured revolving loan	7.50% (L + 6.50%)	7/31/2023	-	-	-	0.0%
Regiment Security Partners LLC	First lien senior secured loan	8.00% (L + 7.00%)	9/15/2026	6,539	6,389	6,539	2.1%
	First lien senior secured delayed draw loan	8.00% (L + 7.00%)	9/15/2023	-	-	-	0.0%
	First lien senior secured revolving loan	8.00% (L + 7.00%)	9/15/2026	-	-	-	0.0%
The Kleinfelder Group, Inc.	First lien senior secured loan	6.25% (L + 5.25%)	11/15/2027	12,889	12,766	12,889	4.1%
				113,519	111,165	113,519	36.4%
Consumer durables & apparel
BCI Burke Holding Corp.	First lien senior secured loan	6.75% (L + 5.75%)	12/14/2027	17,303	16,997	17,303	5.5%
	First lien senior secured revolving loan	6.75% (L + 5.75%)	6/14/2027	389	360	389	0.1%
	First lien senior secured delayed draw loan	6.75% (L + 5.75%)	12/14/2023	-	-	-	0.0%
BEL USA, LLC	First lien senior secured loan	9.50% (L + 8.00%)	11/2/2023	148	147	146	0.0%
	First lien senior secured loan	8.50% (L + 7.00%, includes 1.275% PIK)	11/2/2023	8,988	8,835	8,853	2.8%
Curio Brands, LLC	First lien senior secured loan	6.50% (L + 5.50%)	12/21/2027	18,054	17,575	18,054	5.8%
	First lien senior secured delayed draw loan	6.50% (L + 5.50%)	12/21/2023	-	-	-	0.0%
	First lien senior secured revolving loan	6.50% (L + 5.50%)	12/21/2027	-	-	-	0.0%
MacNeill Pride Group	First lien senior secured revolving loan	7.50% (L + 6.50%)	4/22/2026	1,429	1,407	1,429	0.5%
	First lien senior secured delayed draw loan	7.50% (L + 6.50%)	4/22/2026	1,961	1,937	1,961	0.6%
	First lien senior secured loan	7.50% (L + 6.50%)	4/22/2026	8,706	8,598	8,706	2.8%
New Era Cap Company, Inc.	First lien senior secured loan	7.50% (L + 6.50%)	9/10/2023	12,724	12,624	12,724	4.1%
Trademark Global LLC	First lien senior secured loan	7.00% (L + 6.00%)	7/30/2024	11,510	11,404	11,510	3.7%
	First lien senior secured revolving loan	7.00% (L + 6.00%)	7/30/2024	2,280	2,254	2,280	0.7%
	First lien senior secured delayed draw loan	7.00% (L + 6.00%)	7/30/2023	-	-	-	0.0%
YS Garments, LLC	First lien senior secured loan	7.00% (L + 6.00%)	8/9/2024	7,936	7,779	7,936	2.6%
				91,428	89,917	91,291	29.2%
Diversified financials
Atria Wealth Solutions, Inc.	First lien senior secured loan	7.00% (L + 6.00%)	11/30/2022	5,191	5,156	5,191	1.7%
				5,191	5,156	5,191	1.7%

See accompanying notes to financial statements.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of December 31, 2021

(amounts in 000’s)

			Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(1)	Investment	Interest Rate	Date	Par	Cost(2)(3)	Value	of Net Assets
Debt and Equity Investments
Private Credit Investments(4)
Automobiles & components
Food & beverage
Siegel Egg Co., LLC	First lien senior secured loan	7.00% (L + 6.00%)	12/29/2026	15,742	15,450	15,742	5.1%
	First lien senior secured revolving loan	7.00% (L + 6.00%)	12/29/2026	1,029	966	1,029	0.3%
				16,771	16,416	16,771	5.4%
Health care equipment & services
Brightview, LLC	First lien senior secured loan	6.75% (L + 5.75%)	4/12/2024	13,133	12,956	13,133	4.2%
	First lien senior secured delayed draw loan	6.75% (L + 5.75%)	4/12/2024	-	-	-	0.0%
	First lien senior secured revolving loan	6.75% (L + 5.75%)	4/12/2024	-	-	-	0.0%
Dermatologists of Southwestern Ohio, LLC	First lien senior secured loan	9.50% (L + 8.50%)	4/20/2022	1,282	1,270	1,282	0.4%
Guardian Dentistry Partners	First lien senior secured loan	6.75% (L + 5.75%)	8/20/2026	8,222	7,860	8,222	2.6%
	First lien senior secured delayed draw loan	6.75% (L + 5.75%)	8/20/2026	-	-	-	0.0%
OMH-HealthEdge Holdings, LLC	First lien senior secured loan	6.50% (L + 5.25%)	10/24/2025	12,375	12,138	12,375	4.0%
SGA Dental Partners Holdings, LLC	First lien senior secured loan	6.50% (L + 5.50%)	12/30/2026	12,069	11,681	12,069	3.9%
	First lien senior secured delayed draw loan	6.50% (L + 5.50%)	12/30/2026	-	-	-	0.0%
	First lien senior secured revolving loan	6.50% (L + 5.50%)	12/30/2026	-	-	-	0.0%
West Dermatology Management Holdings, LLC	First lien senior secured loan	7.00% (L + 6.00%)	2/11/2025	1,975	1,957	1,975	0.6%
				49,056	47,862	49,056	15.7%
Household & personal products
DRS Holdings III, Inc. (Dr. Scholl’s)	First lien senior secured loan	6.75% (L + 5.75%)	11/1/2025	12,129	12,014	12,129	3.9%
	First lien senior secured revolving loan	6.75% (L + 5.75%)	11/1/2025	-	-	-	0.0%
Home Brands Group Holdings, Inc. (ReBath)	First lien senior secured loan	6.00% (L + 5.00%)	11/8/2026	20,988	20,537	20,988	6.7%
	First lien senior secured revolving loan	6.00% (L + 5.00%)	11/8/2026	-	-	-	0.0%
PH Beauty Holdings III, Inc.	First lien senior secured loan	5.18% (L + 5.00%)	9/28/2025	9,642	9,287	9,642	3.1%
				42,759	41,838	42,759	13.7%
Materials
Cyalume Technologies Holdings, Inc.	First lien senior secured loan	6.50% (L + 5.50%)	8/30/2024	1,657	1,644	1,657	0.5%
Drew Foam Companies, Inc.	First lien senior secured loan	7.00% (L + 6.00%)	11/5/2025	7,450	7,360	7,450	2.4%
Fralock Buyer LLC	First lien senior secured loan	6.50% (L + 5.50%)	4/17/2024	9,251	9,091	9,251	3.0%
	First lien senior secured loan	6.50% (L + 5.50%)	4/17/2024	2,453	2,413	2,453	0.8%
	First lien senior secured revolving loan	6.50% (L + 5.50%)	4/17/2024	-	-	-	0.0%
USALCO, LLC	First lien senior secured revolving loan	7.00% (L + 6.00%)	10/19/2026	191	142	191	0.1%
	First lien senior secured loan	7.00% (L + 6.00%)	10/19/2027	19,375	18,918	19,375	6.2%
				40,377	39,568	40,377	13.0%
Pharmaceuticals, biotech & life sciences
Foundation Consumer Brands	First lien senior secured loan	7.38% (L + 6.38%)	2/12/2027	8,485	8,407	8,485	2.7%
	First lien senior secured revolving loan	7.38% (L + 6.38%)	2/12/2027	-	-	-	0.0%
				8,485	8,407	8,485	2.7%
Retailing
Sundance Holdings Group, LLC (5)	First lien senior secured loan	7.00% (L + 6.00%)	5/1/2024	9,522	9,164	9,522	3.1%
				9,522	9,164	9,522	3.1%
Software & services
Improving Acquisition LLC	First lien senior secured loan	7.50% (L + 6.50%)	7/26/2024	603	598	603	0.2%
Peak Technologies	First lien senior secured loan	8.09% (L + 7.09%)	4/1/2026	12,800	12,678	12,800	4.1%
	First lien senior secured loan	7.50% (L + 6.50%)	4/1/2026	662	649	662	0.2%
				14,065	13,925	14,065	4.5%
Telecommunication services
Centerline Communications, LLC	First lien senior secured loan	6.50% (L + 5.50%)	8/10/2027	9,265	9,082	9,265	3.0%
	First lien senior secured delayed draw loan	6.50% (L + 5.50%)	8/10/2023	5,746	5,622	5,746	1.9%
	First lien senior secured revolving loan	6.50% (L + 5.50%)	8/10/2027	1,200	1,166	1,200	0.4%
	First lien senior secured loan	6.50% (L + 5.50%)	8/10/2027	5,985	5,870	5,985	1.9%
Corbett Technology Solutions, Inc.	First lien senior secured revolving loan	6.00% (L + 5.00%)	10/29/2027	381	248	381	0.1%
	First lien senior secured delayed draw loan	6.00% (L + 5.00%)	4/29/2023	9,530	9,435	9,530	3.1%
	First lien senior secured loan	6.00% (L + 5.00%)	10/27/2027	13,564	13,298	13,564	4.3%
Network Connex (f/k/a NTI Connect, LLC)	First lien senior secured loan	6.00% (L + 5.00%)	4/5/2026	5,302	5,209	5,302	1.7%
				50,973	49,930	50,973	16.4%
Total Private Credit Debt Investments				578,282	566,366	578,195	185.5%

See accompanying notes to financial statements.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of December 31, 2021

(amounts in 000’s)

	Number of Units	Cost	Fair Value	Percentage of Net Assets
Equity Investments
Food & beverage
Siegel Parent, LLC (6)	0.250	250	250	0.1%
Total Private Equity Investments	0.250	250	250	0.1%

Total Private Investments		$566,616	$578,445	185.6%

	Number of		Fair	Percentage
	Shares	Cost	Value	of Net Assets
Short-Term Investments
First American Treasury Obligations Fund - Institutional Class Z, 0.01% (7)	3,674	3,674	3,674	1.2%
Total Short-Term Investments	3,674	3,674	3,674	1.2%

Total Investments		$570,290	$582,119	186.8%

Liabilities in Excess of Other Assets			(270,150)	(86.8)%
Net Assets			$311,969	100.0%

(1)	As of December 31, 2021, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company.
(2)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(3)	As of December 31, 2021, the tax cost of the Company’s investments approximates their amortized cost.
(4)	Loan contains a variable rate structure, that may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three- or six-month LIBOR) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate).
(5)	The Company may be entitled to receive additional interest as a result of an arrangement with other lenders in the syndication. In exchange for the higher interest rate, the “last-out” portion is at a greater risk of loss. Certain lenders represent a “first out” portion of the investment and have priority to the “last-out” portion with respect to payments of principal and interest.
(6)	The Company owns 50% of a pass-through LLC, KSCF IV Equity Aggregator, LLC (the “Aggregator”), which holds 500 Class A units of Siegel Parent, LLC. The Aggregator’s ownership of Siegel Parent, LLC is 1.1442%. Through the Company’s ownership of the Aggregator, the Company owns 250 Class A units of Siegel Parent, LLC.
(7)	The indicated rate is the yield as of December 31, 2021.

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

As of December 31, 2021, the Company has entered into subscription agreements with investors for an aggregate capital commitment of $607,950 to purchase shares of the Company’s common stock (including a $64,250 capital commitment that is contingent on the Company meeting certain conditions). See Note 12 – Subsequent Events.

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

The Company conducts private offerings of its Common Stock to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). At the closing of any private offering, each investor will make a capital commitment (a “Capital Commitment”) to purchase shares of its Common Stock (“Shares”) pursuant to a subscription agreement entered into with the Company. Investors will be required to fund drawdowns to purchase Shares up to the amount of their respective Capital Commitments each time the Company delivers a notice to the investors. Following the initial closing of the private offering (the “Initial Closing”) on February 5, 2021 and prior to any Liquidity Event (as defined below), the Advisor may, in its sole discretion, permit additional closings of the private offering. A “Liquidity Event” is defined as (a) an initial public offering of Shares (the “Initial Public Offering”) or the listing of Shares on an exchange (together with the Initial Public Offering, an “Exchange Listing”), (b) the sale of the Company or (c) a disposition of the Company’s investments and distribution of the net proceeds (after repayment of borrowed funds or other forms of leverage) to the Company’s investors.

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

B. Consolidation—As provided under Regulation S-X and ASC Topic 946 – “Financial Services – Investment Companies”, the Company will generally not consolidate its investment in a company other than a wholly-owned investment company or controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the accounts of the Company’s wholly-owned subsidiaries, Kayne Anderson BDC Financing, LLC, (“KABDCF”) and KABDC Corp, LLC, in its consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation.

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

The Company must pay distributions equal to 90% of its investment company taxable income (ordinary income and short-term capital gains) to qualify as a RIC and it must distribute all of its taxable income (ordinary income, short-term capital gains and long-term capital gains) to avoid federal income taxes. The Company will be subject to federal income tax on any undistributed portion of income. For purposes of the distribution test, the Company may elect to treat as paid on the last day of its taxable year all or part of any distributions that are declared after the end of its taxable year if such distributions are declared before the due date of its tax return, including any extensions (October 15th).

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

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

The Company does not currently qualify as a “publicly offered regulated investment company,” as defined in the Code. A “publicly offered regulated investment company” is a RIC whose shares are either (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market, or (iii) held by at least 500 persons at all times during the taxable year. The Company cannot determine when it will qualify as a publicly offered RIC. If the Company does not qualify as a publicly offered RIC during the tax year, a non-corporate shareholder’s allocable portion of the Company’s affected expenses, including its management fees, may be treated as an additional distribution to shareholders. A non-corporate shareholder’s allocable portion of these expenses may be treated as miscellaneous itemized deductions that are not currently deductible by such shareholders.

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

L. LIBOR Transition — The U.K. Financial Conduct Authority (“FCA”) has announced that certain London Interbank Offered Rate (“LIBOR”) tenors in certain currencies will cease to be provided at the end of 2021 with all remaining tenors ceasing in June 2023. Alternatives to LIBOR have been established, or are in development, in most major currencies including the Secured Overnight Financing Rate (“SOFR”) that is intended to replace U.S. dollar LIBOR. Markets are developing in response to these new reference rates. Uncertainty exists related to the liquidity impact of the change in rates, and how to appropriately adjust these rates at the time of transition. Although SOFR appears to be the preferred replacement rate for LIBOR, at this time, it is not possible to predict the full effect of any such changes or any establishment of alternative reference rates.

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

The Company will reimburse the Administrator for its costs and expenses incurred in performing its obligations under the Administration Agreement, which may include, after completion of our Exchange Listing, its allocable portion of office facilities, overhead, and compensation paid to or compensatory distributions received by its officers (including our Chief Compliance Officer and Chief Financial Officer) and its respective staff who provide services to the Company. As the Company reimburses the Administrator for its expenses, the Company will indirectly bear such cost. The Administration Agreement may be terminated by either party with 60 days’ written notice.

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

For the year ended December 31, 2021, the Company incurred base management fees of $2,095.

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

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

Incentive Fee on Capital Gains

The incentive fee on capital gains (the “capital gains incentive fee”) will be calculated and payable in arrears in cash as follows:

●	Prior to an Exchange Listing: 10% of the Company’s realized capital gains, if any, on a cumulative basis from formation through (a) the day before an Exchange Listing, (b) upon consummation of a Liquidity Event or (c) upon the termination of the Investment Advisory Agreement, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis. For the purpose of computing the capital gain incentive fee, the calculation methodology will look through derivative financial instruments or swaps as if the Company owned the reference assets directly.

●	After an Exchange Listing: 15% of the Company’s realized capital gains, if any, on a cumulative basis from formation through the end of a given calendar year or upon termination of the Investment Advisory Agreement, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees.

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

For the year ended December 31, 2021, the Company incurred incentive fees on income of $31 and on realized gains $34 (total of $65).

C. Other—KACALP, an affiliate of the Advisor, made an equity contribution of $10 to the Company on December 18, 2018.

On February 5, 2021, the Company purchased its initial portfolio of investments for $103,031 from an affiliate of the Company’s Advisor (the “Warehousing Entity”). This purchase of its initial portfolio of investments was funded with a portion of the proceeds from the sale of the Company’s common stock on this same date (5,666,667 shares of our common stock to investors at a price of $15.00 per share for an aggregate offering amount of $85,000) to investors and with borrowings under the Company’s credit facility.

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

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

Note 4. Investments

The following table presents the composition of the Company’s investment portfolio at amortized cost and fair value as of December 31, 2021:

	December 31, 2021
	Amortized	Fair
	Cost	Value
First-lien senior secured debt investments	$566,366	$578,195
Equity investments	250	250
Short-term investments	3,674	3,674
Total Investments	$570,290	$582,119

As of December 31, 2021, all of the Company’s investments were qualifying assets as defined by Section 55(a) of the 1940 Act.

The industry composition of long-term investments based on fair value as of December 31, 2021 was as follows:

December 31, 2021

Commercial & professional services	19.6%
Capital goods	19.5%
Consumer durables & apparel	15.8%
Telecommunication services	8.8%
Health care equipment & services	8.5%
Household & personal products	7.4%
Materials	7.0%
Automobiles & components	4.1%
Food & beverage	2.9%
Software & services	2.4%
Retailing	1.6%
Pharmaceuticals, biotech & life sciences	1.5%
Diversified financials	0.9%
Total	100.0%

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

The following table presents the fair value hierarchy of investments as of December 31, 2021. Note that the valuation levels below are not necessarily an indication of the risk or liquidity associated with the underlying investment.

	Fair Value Hierarchy as of December 31, 2021
Investments:	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$-	$-	$578,195	$578,195
Equity investments	-	-	250	250
Short-term investments	3,674	-	-	3,674
Total Investments	$3,674	$-	$578,445	$582,119

For the year ended December 31, 2021, the Company did not recognize any transfers to or from Level 3.

The following table presents changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for year ended December 31, 2021:

	First-lien senior secured debt investments	Equity investments	Total
For the year ended December 31, 2021
Fair value, beginning of period	$-	$-	-
Purchases of investments	626,555	250	626,805
Proceeds from sales of investments and principal repayments	(61,520)	-	(61,520)
Net change in unrealized gain (loss)	11,829	-	11,829
Realized gains	156	-	156
Net accretion of discount on investments	1,175	-	1,175
Transfers into (out of) Level 3	-	-	-
Fair value, end of period	$578,195	$250	$578,445

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

The increase in unrealized gain (loss) relates to investments that were held during the period. The Company includes these unrealized gains and losses on the Statement of Operations – Net Change in Unrealized Gains (Losses).

Valuation Techniques and Unobservable Inputs

Non-traded debt investments are typically valued using either a market yield analysis or an enterprise value analysis. For debt investments that are not determined to be credit impaired, the Company uses a market yield analysis to determine fair value. If the debt investment is credit impaired (which is determined by performing an enterprise value analysis), the Company will use the enterprise value analysis or a liquidation basis analysis to determine fair value. As of December 31, 2021, none of the Company’s non-traded debt investments were determined to be credit impaired, and the Company used a market yield analysis to determine fair value on these investments.

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

Quantitative Table for Valuation Techniques

	As of December 31, 2021
		Valuation	Unobservable		Weighted
	Fair Value	Technique	Input	Range	Average
First-lien senior secured debt investments	$578,195	Market Approach - Yield Analysis	Credit Spreads	5.00% - 8.50%	6.00%

Equity investments	$250	Precedent Transaction Analysis	Transaction Price	1.0	1.0
	$578,445

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

Note 6. Debt

Loan and Security Agreement

On February 5, 2021, Kayne Anderson BDC Financing, LLC (“KABDCF”), a newly-formed, wholly-owned, special purposes financing subsidiary, entered into a Loan and Security Agreement (the “LSA”) with certain lenders party thereto, administrative agent, and the Advisor as collateral manager. The maximum commitment of the LSA is up to $200,000. The Company did not pay an upfront fee for entering into the LSA. Advances under the facility bear an interest rate of LIBOR plus 4.25% (subject to a 1.00% LIBOR floor). The facility has a term of three years maturing on February 5, 2023. See Note 12 – Subsequent Events.

For the year ended December 31, 2021, the average amount of borrowings outstanding under the LSA was $66,755 with a weighted average interest rate of 5.25%. As of December 31, 2021, the Company had $162,000 outstanding under the LSA at a weighted average interest rate of 5.25%.

Subscription Credit Agreement

As of December 31, 2021, the Company had a $150,000 credit agreement (the “Subscription Credit Agreement”) with certain lenders party thereto. The Subscription Credit Agreement permits the Company to borrow up to $150,000, subject to availability under the borrowing base which is calculated based on the unused capital commitments of the investors meeting various eligibility requirements. The interest rate under the Subscription Credit Agreement is equal to SOFR plus 1.975% (subject to a 0.275% SOFR floor). The Subscription Credit Agreement will expire on December 31, 2022. See Note 12 – Subsequent Events.

For the year ended through December 31, 2021, the average amount of borrowings outstanding under the Subscription Credit Agreement was $24,600 with a weighted average interest rate of 2.26%. As of December 31, 2021, the Company had $105,000 outstanding under the Subscription Credit Agreement at a weighted average interest rate of 2.25%.

Debt obligations consisted of the following as of December 31, 2021:

	December 31, 2021
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Loan and Security Agreement (LSA)	$200,000	$162,000	$13,685	$161,753
Subscription Credit Agreement	150,000	105,000	45,000	104,575
Total debt	$350,000	$267,000	$58,685	$266,328

(1)	The amount available reflects any limitations related to the credit facility’s borrowing base as of December 31, 2021.
(2)	The carrying value of the LSA and Subscription Credit Agreement are presented net of deferred financing costs totaling $672.

For the year ended December 31, 2021, the components of interest expense were as follows:

For the year ended
December 31, 2021

Interest expense	$4,195
Amortization of debt issuance costs	260
Total interest expense	$4,455
Average interest rate	5.4%
Average borrowings	$91,355

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

Note 7. Share Transactions

Common Stock Issuances

The following table summarizes the number of common stock shares issued and aggregate proceeds received from such issuances related to the Company’s capital drawdown notices pursuant to subscription agreements with investors for the year ended December 31, 2021.

Common stock issue date	Offering price per share	Common stock shares issued	Aggregate offering amount
February 5, 2021	$15.00	5,666,667	$85,000
April 23, 2021	$15.57	3,532,434	$55,000
July 23, 2021	$15.72	2,862,595	$45,000
October 28, 2021	$15.98	2,502,612	$40,000
December 2, 2021	$16.31	4,568,314	$74,501
Total common stock issued		19,132,622	$299,501

As of December 31, 2021, the Company had subscription agreements with investors for an aggregate capital commitment of $607,950 to purchase shares of common stock (including a $64,250 capital commitment that is contingent on the Company meeting certain conditions). Of this amount, and including the $64,250 contingent capital commitment noted above, the Company had $308,449 of undrawn commitments at December 31, 2021. See Note 12 – Subsequent Events.

Dividends and Dividend Reinvestment

The following table summarizes the dividends declared and payable by the Company for the year ended December 31, 2021. See Note 12 – Subsequent Events.

Dividend declaration date	Dividend record date	Dividend payment date	Dividend per share
April 23, 2021	April 20, 2021	May 14, 2021	$0.15
July 14, 2021	July 20, 2021	July 27, 2021	$0.22
October 18, 2021	October 22, 2021	November 2, 2021	$0.25
December 2, 2021	December 29, 2021	January 18, 2022	$0.24
Total dividends declared			$0.86

The following table summarizes the amounts received and shares of common stock issued to shareholders pursuant to the Company’s dividend reinvestment plan during the year ended December 31, 2021. See Note 12 – Subsequent Events.

Dividend record date	Dividend payment date	DRIP shares issued	DRIP value
April 20, 2021	May 14, 2021	1,361	$21
July 20, 2021	July 27, 2021	37,460	$585
October 22, 2021	November 2, 2021	55,792	$886
		94,613	$1,492

For the dividend declared on December 2, 2021 and paid on January 18, 2022, there were 55,590 shares issued with a DRIP value of $902. These shares are excluded from the table above, as the DRIP shares were issued after December 31, 2021.

Note 8. Commitments and Contingencies

The Company had an aggregate of $97,810 of unfunded commitments to provide debt financing to its portfolio companies as of December 31, 2021. Such commitments are generally subject to the satisfaction of certain financial and nonfinancial covenants and certain operational metrics; involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s consolidated statements of assets and liabilities, and are not reflected in the Company’s consolidated statements of assets and liabilities. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

A summary of the composition of the unfunded commitments as of December 31, 2021 is shown in the table below:

As of
December 31, 2021
American Equipment Holdings LLC	$1,698
Arborworks Acquisition LLC	3,219
BCI Burke Holding Corp.	4,935
Blade (US) Holdings, Inc.	1,121
Brightview, LLC	4,647
Centerline Communications, LLC	2,040
CGI Automated Manufacturing, LLC	6,522
Corbett Technology Solutions, Inc.	1,525
Curio Brands, LLC	6,018
DRS Holdings III, Inc. (Dr. Scholl’s)	310
Eastern Wholesale Fence	666
EIS Legacy, LLC	6,538
Foundation Consumer Brands	577
Fralock Buyer LLC	749
Guardian Dentistry Partners	15,898
Gusmer Enterprises, Inc.	4,220
Home Brands Group Holdings, Inc. (ReBath)	2,099
I.D. Images Acquisition, LLC	1,570
MacNeill Pride Group	357
PMFC Holding, LLC	684
Regiment Security Partners LLC	7,200
SGA Dental Partners Holdings, LLC	12,931
Siegel Egg Co., LLC	2,102
Speedstar Holding LLC	694
Trademark Global LLC	1,182
United Safety & Survivability Corporation (USSC)	4,285
USALCO, LLC	2,352
Vehicle Accessories, Inc.	1,671
Total unfunded commitments	$97,810

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of December 31, 2021, management was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

Note 9. Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of December 31, 2021, there were no dilutive shares.

The following table sets forth the computation of basic and diluted earnings per share of common stock for the year ended December 31, 2021. The Company commenced investment operations on February 5, 2021, and basic and diluted earnings per share was not applicable for the year ended December 31, 2020 as the Company had not issued shares.

For the year ended December 31, 2021

Net increase (decrease) in net assets resulting from operations	$22,288
Weighted average shares of common stock outstanding - basic and diluted	10,718,083
Earnings (loss) per share of common stock - basic and diluted	$2.08

Note 10. Income Taxes

The Company has elected to be treated as a RIC under the Code beginning with the taxable year end December 31, 2021. As a RIC, the Company is not subject to federal income tax on the portion of its taxable income and gains distributed currently to its stockholders as dividends. As a RIC, the Company is also subject to a federal excise tax based on distributive requirements of its taxable income on a calendar year basis. Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income, to the extent required.

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

The Company makes certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which include differences in the book and tax basis of certain assets and liabilities, and nondeductible federal taxes or losses among other items. To the extent these differences are permanent, they are charged or credited to additional paid in capital, or total distributable earnings (losses), as appropriate.

The permanent differences for tax purposes from distributable earnings to additional paid in capital were reclassified for tax purposes for the tax year ended December 31, 2021. These reclassifications have no impact on net assets.

For year ended December 31, 2021
Increase (decrease) in distributable earnings	$257
Increase (decrease) in additional paid-in capital	$(257)

Taxable income generally differs from the net increase in net assets resulting from operations for financial reporting purposes due to (1) unrealized appreciation (depreciation) on investments, as gains and losses are generally not included in taxable income until these are realized; (2) income or loss recognition on exited investments; (3) non-deductible U.S. federal excise taxes; and (4) other non-deductible expense.

The following reconciles net increase in net assets resulting from operations to taxable income for the year ended December 31, 2021:

For the year ended December 31, 2021
Net increase (decrease) in net assets resulting from operations	$22,288
Net change in unrealized losses (gains) from investments	(11,829)
Non-deductible expenses, offering costs disallowed	257
Other book tax differences	117
Taxable income before deductions for distributions	$10,833

For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The final determination of tax character will not be made until the Company files its tax return for each tax year and the tax characteristics of all distributions will be reported to stockholders on Form 1099 after the end of each calendar year. The tax character of distributions paid to stockholders during the tax year ended December 31, 2021 was as follows:

For the year ended December 31, 2021

Ordinary income	$10,514
Return of capital	-
Total	$10,514

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

For the year ended December 31, 2021, the components of accumulated earnings on a tax basis were as follows:

For the year ended December 31, 2021
Undistributed net investment income (loss)	$319
Undistributed capital gains	-
Capital loss carryforward	-
Other accumulated gain (loss)	-
Other temporary book / tax differences	(924)
Net unrealized appreciation (depreciation)	11,829
Total	$11,224

Capital losses can be carried forward indefinitely to offset future capital gains. As of December 31, 2021, the Company had no capital loss carryforwards.

As of December 31, 2021, the Company’s aggregate unrealized appreciation and depreciation on investments based on cost for U.S. federal income tax purposes was as follows:

December 31, 2021
Tax cost	570,290

Gross unrealized appreciation	11,829
Gross unrealized depreciation	-
Net unrealized appreciation/(depreciation) on investments	$11,829

KABDC Corp, LLC, a wholly owned subsidiary that was formed in December 2021, is a Delaware LLC which has elected to be treated as a corporation for U.S. tax purposes. As such, KABDC Corp, LLC is subject to U.S. Federal, state and local taxes. For the Company’s tax year ended December 31, 2021, KABDC Corp, LLC did not have activity that resulted in any provision for income taxes.

FASB ASC Topic 740, Accounting for Uncertainty in Income Taxes (“ASC 740”) provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. The Company recognizes the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities. As of December 31, 2021, management has analyzed the Company’s tax positions, and has concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions taken in the Company’s current year tax return. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an ongoing analysis of tax laws, regulations and interpretations thereof.

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

Note 11. Financial Highlights

The following per share of common stock data has been derived from information provided in the audited financial statements. The following is a schedule of financial highlights for the year ended December 31, 2021:

For the year ended
December 31, 2021 (amounts in thousands, except share and per share amounts)
Per Common Share Operating Performance (1)
Net Asset Value, Beginning of Period (2)	$14.86

Results of Operations:
Net Investment Income	0.94
Net Realized and Unrealized Gain (Loss) on Investments(3)	1.28
Net Increase (Decrease) in Net Assets Resulting from Operations	2.22

Distributions to Common Stockholders
Distributions	(0.86)
Net Decrease in Net Assets Resulting from Distributions	(0.86)

Net Asset Value, End of Period	$16.22

Shares Outstanding, End of Period	19,227,902

Ratio/Supplemental Data
Net assets, end of period	$311,969
Weighted-average shares outstanding	10,718,083
Total Return(4)	14.2%
Portfolio turnover	31.3%
Ratio of operating expenses to average net assets(5)	5.8%
Ratio of net investment income (loss) to average net assets(5)	6.8%

(1)	The per common share data was derived by using weighted average shares outstanding.
(2)	The initial offering price of $15.00 per share less $0.14 per share of organizational costs.
(3)	Realized and unrealized gains and losses per share in this caption are balancing amounts necessary to reconcile the change in net asset value per share for the period, and may not reconcile with the aggregate gains and losses in the Consolidated Statement of Operations due to share transactions during the period.
(4)	Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share (if any), divided by the beginning NAV per share. The calculation also assumes reinvestment of dividends at actual prices pursuant to the Company’s dividend reinvestment plan. Total return is not annualized.
(5)	The ratios reflect an annualized amount, except in the case of non-recurring expenses (e.g. initial organizational expense of $175 for the period February 5, 2021 (commencement of operations) through December 31, 2021).

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

Note 12. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the financial statements included herein. There have been no subsequent events that require recognition or disclosure in these financial statements except for the following described below.

On January 18, 2022, the Company paid a distribution of $0.24 per share to each common stockholder of record as of December 29, 2021. The total distribution was $4,615 and $902 was reinvested into the Company through the purchase of 55,590 shares of common stock.

On January 24, 2022, the Company sold 4,191,292 shares of its common stock at a price of $16.36 per share for an aggregate offering amount of $68,582. Following this capital close, the Company has subscription agreements with investors for an aggregate capital commitment of $701,450 (including a $33,250 capital commitment that is contingent on the Company meeting certain conditions) to purchase shares of common stock ($333,367 of the commitments are undrawn).

On January 31, 2022, the Company increased its Subscription Credit Agreement commitment amount from $150,000 to $175,000. All other terms of the Subscription Credit Agreement remain substantially the same.

On February 18, 2022, the Company and KABDCF, a wholly-owned, special purpose financing subsidiary, established two new credit facilities (described below) and fully repaid the $150,000 outstanding balance on the Loan and Security Agreement. As of the same date, the Company had $78,000 and $8,000 borrowed on its Corporate Credit Facility and Subscription Credit Agreement, and KABDCF had $150,000 borrowed on the Revolving Funding Facility.

Corporate Credit Facility

The Company entered into a senior secured revolving credit facility (the “Corporate Credit Facility”), that has a total commitment of $275,000. The Corporate Credit Facility’s commitment termination date and the final maturity date are February 18, 2026 and February 18, 2027, respectively. The Corporate Credit Facility also provides for a feature that allows the Company, under certain circumstances, to increase the overall size of the Corporate Credit Facility to a maximum of $550,000. The interest rate on the Corporate Credit Facility is equal to Term SOFR plus an applicable spread of 2.35% per annum (which includes a SOFR adjustment spread of 0.10%) or an “alternate base rate” (as defined in the agreements governing the Corporate Credit Facility) plus an applicable spread of 1.25%. The Company is also required to pay a commitment fee of 0.375% per annum on any unused portion of the Corporate Credit Facility.

Under the Corporate Credit Facility, the Company is required to comply with various covenants, reporting requirements and other customary requirements for similar revolving credit facilities, including, without limitation, covenants related to: (a) limitations on the incurrence of additional indebtedness and liens, (b) limitations on certain investments, (c) limitations on certain restricted payments, (d) maintaining a certain minimum stockholders’ equity, and (e) maintaining a ratio of total assets (less total liabilities not representing indebtedness) to total indebtedness of the Company and its consolidated subsidiaries of not less than 1.5:1.0. These covenants are subject to important limitations and exceptions that are described in the agreements governing the Corporate Credit Facility. Amounts available to borrow under the Corporate Credit Facility are subject to compliance with a borrowing base that applies different advance rates to different types of assets (based on their value as determined pursuant to the Corporate Credit Facility) that are pledged as collateral. The Corporate Credit Facility is secured by certain assets in the Company’s portfolio and excludes investments held by KABDCF under the Revolving Funding Facility (as defined below).

Revolving Funding Facility

The Company and KABDCF, entered into a senior secured revolving funding facility (the “Revolving Funding Facility”), that has a total commitment of $250,000. The Revolving Funding Facility is secured by all of the assets held by KABDCF and the Company has agreed that it will not grant or allow a lien on the membership interest of KABDCF. The end of the reinvestment period and the stated maturity date for the Revolving Funding Facility are February 18, 2025 and February 18, 2027, respectively. The interest rate on the Revolving Funding Facility is equal to daily SOFR plus 2.35% per annum. KABDCF is also required to pay a commitment fee of between 0.50% and 1.50% per annum depending on the size of the unused portion of the Revolving Funding Facility. Amounts available to borrow under the Revolving Funding Facility are subject to a borrowing base that applies different advance rates to different types of assets held by KABDCF and is subject to limitations with respect to the loans securing the Revolving Funding Facility, including restrictions on, loan size, payment frequency and status, as well as restrictions on portfolio company leverage, all of which may also affect the borrowing base and therefore amounts available to borrow. The Company and KABDCF are also required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. These covenants are subject to important limitations and exceptions that are described in the agreements governing the Revolving Funding Facility.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are not and have not been any disagreements between us and our accountant on any matter of accounting principles, practices or financial statement disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Report of Management on Internal Control Over Financial Reporting

This annual report does not include an annual report of management’s assessment regarding internal control over financial reporting or attestation report of our registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2022 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2021 and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2022 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2021 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2022 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2021 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2022 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2021 and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2022 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2021 and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) DOCUMENTS FILED AS PART OF THIS REPORT

The following is a list of our consolidated financial statements included in this Annual Report on Form 10-K under Item 8 of Part II hereof:

1. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

(b) EXHIBITS

3.1	Certificate of Formation (3)
3.2	Initial Limited Liability Company Agreement (1)
3.3	Certificate of Conversion (2)
3.4	Certificate of Incorporation (2)
3.5	Bylaws (2)
4.1*	Description of Securities
10.1	Investment Advisory Agreement (1)
10.2	Administration Agreement (1)
10.3	License Agreement (1)
10.4	Indemnification Agreement (1)
10.5	Custody Agreement (1)
10.6	Subscription Agreement (1)
10.7	Loan and Security Agreement, dated as of February 5, 2021, by and between KA Credit Advisors, LLC, as collateral manager, Kayne Anderson BDC Financing, LLC, as borrower, certain lenders thereto, administrative agent for the lenders, and collateral agent for the lenders (2)
10.8	Credit Agreement, dated February 5, 2021, by and between Kayne Anderson BDC, Inc., as borrower, lenders signatories thereto, and agent and the lead arranger (2)
10.9	Senior Secured Revolving Credit Agreement (4)
10.10	Loan and Security Agreement (4)
21.1	Subsidiaries of Kayne Anderson BDC, Inc. (3)
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Code of Ethics (1)

(1)	Incorporated by reference from the Company’s Amendment No. 2 to Form 10, as filed with the Securities and Exchange Commission on November 9, 2020.
(2)	Incorporated by reference from the Company’s Form 8-K, as filed with the Securities and Exchange Commission on February 9, 2021.
(3)	Incorporated by reference from the Company’s Form 10-K, as filed with the Securities and Exchange Commission on February 26, 2021.
(4)	Incorporated by reference from the Company’s Form 8-K, as filed with the Securities and Exchange Commission on February 25, 2022.

*	Filed herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kayne Anderson BDC, Inc.

Dated: March 10, 2022	By:	/s/ James C. Baker, Jr
James C. Baker, Jr.
Chief Executive Officer
(Principal Executive Officer)

Dated: March 10, 2022	By:	/s/ Terry A. Hart
Terry A. Hart
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)