Form 10-Q
period 2022-03-31
Kayne Anderson BDC, Inc.
filed 2022-05-16
CIK 1747172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 11, 2022, the registrant had 23,548,868 shares of common stock, $0.001 par value per share, outstanding. As of May 11, 2022, there was no public market for the registrant’s shares.

i

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that involve substantial known and unknown risks, uncertainties and other factors. Undue reliance should not be placed on such statements. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about the company, current and prospective portfolio investments, the industry, beliefs and assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond control of the Company and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:

●	future operating results;

●	business prospects and the prospects of portfolio companies;

●	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including changes from the impact of the novel coronavirus (SARS-CoV-2) and related respiratory disease pandemic (“COVID-19 pandemic”);

●	the ability of KA Credit Advisors, LLC (our “Advisor”) to locate suitable investments and to monitor and administer investments;

●	the ability of the Advisor and its affiliates to attract and retain highly talented professionals;

●	risk associated with possible disruptions in operations or the economy generally;

●	the timing of cash flows, if any, from the operations of the companies in which the Company invests;

●	the ability of (1) the companies in which the Company invests to achieve their objectives and (2) the Company to continue to effectively manage the business due to disruptions, both of which are caused by the current COVID-19 pandemic;

●	the dependence of the future success on the general economy and its effect on the industries in which the Company invests;

●	the ability to maintain qualification as a business development company (“BDC”) and as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”);

●	the use of borrowed money to finance a portion of the Company’s investments;

●	the adequacy, availability and pricing of financing sources and working capital for the Company;

●	actual or potential conflicts of interest with the Advisor and its affiliates;

●	contractual arrangements and relationships with third parties;

●	the risk associated with an economic downturn, political instability, interest rate volatility, loss of key personnel, and the illiquid nature of investments of the Company; and

●	the risks, uncertainties and other factors the Company identifies under “Item 1A. Risk Factors” and elsewhere in this quarterly report on Form 10-Q.

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

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Kayne Anderson BDC, Inc.

Consolidated Statements of Assets and Liabilities

(amounts in 000’s, except share and per share amounts)

	March 31, 2022	December 31, 2021
Assets:	(Unaudited)
Investments, at fair value:
Long-term investments (amortized cost of $605,750 and $566,616)	$617,067	$578,445
Short-term investments (amortized cost of $3,004 and $3,674)	3,004	3,674
Cash and cash equivalents	5,817	2,035
Deferred offering costs	-	29
Interest receivable	3,179	2,133
Prepaid expenses and other assets	186	148
Total Assets	$629,253	$586,464

Liabilities:
Corporate Credit Facility (Note 6)	$78,000	$-
Unamortized Corporate Credit Facility issuance costs	(2,204)	-
Loan and Security Agreement (Note 6)	-	162,000
Unamortized Loan and Security Agreement issuance costs	-	(247)
Revolving Funding Facility (Note 6)	150,000	-
Unamortized Revolving Funding Facility issuance costs	(2,546)	-
Subscription Credit Agreement (Note 6)	14,000	105,000
Unamortized Subscription Credit Facility issuance costs	(340)	(425)
Accrued organizational and offering costs	-	6
Distributions payable	-	4,615
Management fee payable	1,137	952
Incentive fee payable	1,020	65
Accrued expenses and other liabilities	3,004	2,529
Total Liabilities	$242,071	$274,495

Commitments and contingencies (Note 8)

Net Assets:
Common Shares, $0.001 par value; 100,000,000 shares authorized; 23,474,784 and 19,227,902 as of March 31, 2022 and December 31, 2021, respectively, issued and outstanding	$23	$19
Additional paid-in capital	370,206	300,726
Total distributable earnings (deficit)	16,953	11,224
Total Net Assets	$387,182	$311,969
Total Liabilities and Net Assets	$629,253	$586,464
Net Asset Value Per Common Share	$16.49	$16.22

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Statements of Operations

(amounts in 000’s, except share and per share amounts)

(Unaudited)

	For the three months ended March 31,
	2022	2021
Income:
Investment income from investments:
Interest income	$11,897	$1,737
Total Investment Income	11,897	1,737

Expenses:
Management fees	1,326	176
Incentive fees	955	-
Interest expense	2,808	461
Professional fees	145	108
Directors fees	107	65
Offering costs	29	39
Initial organization costs	-	175
Other general and administrative expenses	314	98
Total Expenses	5,684	1,122
Net Investment Income (Loss)	6,213	615

Realized and unrealized gains (losses) on investments
Net realized gains (losses):
Investments	28	32
Total net realized gains (losses)	28	32
Net change in unrealized gains (losses):
Investments	(512)	2,798
Total net change in unrealized gains (losses)	(512)	2,798
Total realized and unrealized gains (losses)	(484)	2,830

Net Increase (Decrease) in Net Assets Resulting from Operations	$5,729	$3,445

Per Common Share Data:
Basic and diluted net investment income per common share	$0.28	$0.11
Basic and diluted net increase in net assets resulting from operations	$0.26	$0.61
Weighted Average Common Shares Outstanding - Basic and Diluted	22,393,176	5,667,333

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Statements of Changes in Net Assets

(amounts in 000’s)

(Unaudited)

	For the three months ended March 31,
	2022	2021
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$6,213	$615
Net realized gains (losses) on investments	28	32
Net change in unrealized gains (losses) on investments	(512)	2,798
Net Increase (Decrease) in Net Assets Resulting from Operations	5,729	3,445

Increase in Net Assets Resulting from Capital Share Transactions
Issuance of common shares	68,582	85,000
Reinvestment of distributions	902	-
Net Increase in Net Assets Resulting from Capital Share Transactions	69,484	85,000
Total Increase (Decrease) in Net Assets	75,213	88,445
Net Assets, Beginning of Period	311,969	(798)
Net Assets, End of Period	$387,182	$87,647

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Statements of Cash Flows

(amounts in 000’s)

(Unaudited)

	For the three months ended March 31,
	2022	2021

Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$5,729	$3,445
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized (gains)/losses on investments	(28)	(32)
Net change in unrealized (gains)/losses on investments	512	(2,798)
Net accretion of discount on investments	(750)	(168)
Sales (purchases) of short-term investments, net	670	(17,377)
Purchases of portfolio investments	(66,523)	(157,976)
Proceeds from sales of investments and principal repayments	28,167	5,018
Paid-in-kind interest from portfolio investments	-	(75)
Amortization of deferred financing cost	519	35
Increase/(decrease) in operating assets and liabilities:
(Increase)/decrease in receivable for sales of investments	-	(3,953)
(Increase)/decrease in interest and dividends receivable	(1,046)	(714)
(Increase)/decrease in deferred offering costs	29	11
(Increase)/decrease in receivable for principal payments on investments	-	(68)
(Increase)/decrease in prepaid expenses and other assets	(38)	6
Increase/(decrease) in payable for investments purchased	-	5,120
Increase/(decrease) in management fees payable	185	176
Increase/(decrease) in incentive fee payable	955	-
Increase/(decrease) in payable to affiliate	-	141
Increase/(decrease) in accrued organizational and offering costs, net	(6)	(40)
Increase/(decrease) in accrued other general and administrative expenses	475	594
Net cash used in operating activities	(31,150)	(168,655)
Cash Flows from Financing Activities:
Borrowings on Corporate Credit Facility, net	78,000	-
Borrowings on Revolving Funding Facility, net	150,000	-
Borrowings (repayments) on Loan and Security Agreement, net	(162,000)	50,000
Borrowings (repayments) on Subscription Credit Facility, net	(91,000)	40,000
Payments of debt issuance costs	(4,937)	(548)
Distributions paid in cash	(3,713)	-
Proceeds from issuance of common shares	68,582	85,000
Net cash provided by financing activities	34,932	174,452
Net increase in cash and cash equivalents	3,782	5,797
Cash and cash equivalents, beginning of period	2,035	10
Cash and cash equivalents, end of period	$5,817	$5,807

Supplemental and Non-Cash Information:
Interest paid during the period	$1,550	$11
Non-cash financing activities not included herein consisted of reinvestment of dividends	$902	$-

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of March 31, 2022

(amounts in 000’s)

(Unaudited)

Portfolio Company(1)	Investment	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Debt and Equity Investments
Private Credit Investments(4)
Aerospace & defense
Blade (US) Holdings, Inc.	First lien senior secured loan	7.00% (L + 6.00%)	8/31/2027	$4,854	$4,756	$4,854	1.2%
	First lien senior secured delayed draw loan	7.00% (L + 6.00%)	3/3/2023	-	-	-	0.0%
Fastener Distribution Holdings, LLC	First lien senior secured delayed draw loan	8.01% (L + 7.00%)	4/1/2022	2,199	2,199	2,199	0.6%
	First lien senior secured loan	8.00% (L + 7.00%)	4/1/2022	1,937	1,917	1,937	0.5%
				8,990	8,872	8,990	2.3%
Asset management & custody banks
Atria Wealth Solutions, Inc.	First lien senior secured loan	7.01% (L + 6.00%)	11/30/2022	5,178	5,153	5,178	1.3%
				5,178	5,153	5,178	1.3%
Auto components
Speedstar Holding LLC	First lien senior secured loan	8.00% (L + 7.00%)	1/22/2027	4,993	4,899	5,043	1.3%
	First lien senior secured delayed draw loan	8.00% (L + 7.00%)	1/22/2027	-	-	-	0.0%
Vehicle Accessories, Inc.	First lien senior secured loan	6.50% (S + 5.50%)	11/30/2026	21,386	21,033	21,386	5.5%
	First lien senior secured revolving loan	6.50% (S + 5.50%)	11/30/2026	167	140	167	0.1%
				26,546	26,072	26,596	6.9%
Building products
BCI Burke Holding Corp.	First lien senior secured loan	6.75% (L + 5.75%)	12/14/2027	17,260	16,972	17,260	4.5%
	First lien senior secured delayed draw loan	6.75% (L + 5.75%)	12/14/2023	-	-	-	0.0%
	First lien senior secured revolving loan	6.75% (L + 5.75%)	6/14/2027	429	403	429	0.1%
Eastern Wholesale Fence	First lien senior secured loan	8.00% (L + 7.00%)	10/30/2025	3,308	3,208	3,308	0.9%
	First lien senior secured loan	8.00% (L + 7.00%)	10/30/2025	18,338	17,861	18,338	4.7%
	First lien senior secured revolving loan	8.00% (L + 7.00%)	10/30/2025	1,701	1,671	1,701	0.4%
				41,036	40,115	41,036	10.6%
Chemicals
Cyalume Technologies Holdings, Inc.	First lien senior secured loan	6.51% (L + 5.50%)	10/25/2024	1,652	1,641	1,652	0.5%
Fralock Buyer LLC	First lien senior secured loan	6.50% (L + 5.50%)	4/17/2024	9,251	9,113	9,251	2.4%
	First lien senior secured loan	6.50% (L + 5.50%)	4/17/2024	2,446	2,408	2,446	0.6%
	First lien senior secured revolving loan	6.50% (L + 5.50%)	4/17/2024	-	-	-	0.0%
USALCO, LLC	First lien senior secured loan	7.01% (L + 6.00%)	10/19/2027	19,327	18,891	19,327	5.0%
	First lien senior secured revolving loan	7.00% (L + 6.00%)	10/19/2026	827	780	827	0.2%
				33,503	32,833	33,503	8.7%
Commercial services & supplies
Advanced Environmental Monitoring (5)	First lien senior secured loan	8.50% (L + 7.50%)	1/29/2026	7,372	7,171	7,372	1.9%
American Equipment Holdings LLC	First lien senior secured delayed draw loan	7.00% (L + 6.00%)	11/5/2023	6,367	6,248	6,367	1.6%

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of March 31, 2022

(amounts in 000’s)

(Unaudited)

Portfolio Company(1)	Investment	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Debt and Equity Investments
Private Credit Investments(4)
	First lien senior secured loan	7.00% (L + 6.00%)	11/5/2026	18,275	17,934	18,275	4.7%
	First lien senior secured revolving loan	7.00% (L + 6.00%)	11/5/2026	1,040	1,001	1,040	0.3%
Arborworks Acquisition LLC	First lien senior secured loan	8.00% (L + 7.00%)	11/9/2026	20,160	19,699	19,656	5.1%
	First lien senior secured revolving loan	8.00% (L + 7.00%)	11/9/2026	-	-	-	0.0%
BLP Buyer, Inc. (Bishop Lifting Products)	First lien senior secured loan	7.25% (L + 6.25%)	2/1/2027	16,496	16,180	16,496	4.3%
	First lien senior secured revolving loan	7.25% (L + 6.25%)	2/1/2027	604	572	604	0.2%
Gusmer Enterprises, Inc.	First lien senior secured delayed draw loan	7.00% (L + 6.00%)	5/7/2027	6,326	6,223	6,326	1.6%
	First lien senior secured loan	7.00% (L + 6.00%)	5/7/2027	3,491	3,430	3,491	0.9%
	First lien senior secured revolving loan	7.00% (L + 6.00%)	5/7/2027	1,786	1,741	1,786	0.5%
PMFC Holding, LLC	First lien senior secured delayed draw loan	7.50% (L + 6.50%)	7/31/2023	2,840	2,825	2,840	0.7%
	First lien senior secured loan	7.50% (L + 6.50%)	7/31/2023	5,662	5,631	5,662	1.5%
	First lien senior secured revolving loan	7.50% (L + 6.50%)	7/31/2023	445	445	445	0.1%
Regiment Security Partners LLC	First lien senior secured loan	8.00% (L + 7.00%)	9/15/2026	6,520	6,402	6,520	1.7%
	First lien senior secured delayed draw loan	8.00% (L + 7.00%)	9/15/2023	-	-	-	0.0%
	First lien senior secured revolving loan	8.01% (L + 7.00%)	9/15/2026	931	910	931	0.2%
The Kleinfelder Group, Inc.	First lien senior secured loan	6.25% (L + 5.25%)	11/29/2024	12,857	12,746	12,857	3.3%
				111,172	109,158	110,668	28.6%
Containers & packaging
Drew Foam Companies, Inc.	First lien senior secured loan	7.01% (L + 6.00%)	11/5/2025	7,432	7,350	7,432	1.9%
				7,432	7,350	7,432	1.9%
Diversified telecommunication services
Corbett Technology Solutions, Inc.	First lien senior secured delayed draw loan	6.00% (L + 5.00%)	4/29/2023	9,506	9,416	9,506	2.5%
	First lien senior secured loan	6.00% (L + 5.00%)	10/29/2027	1,755	1,738	1,755	0.4%
	First lien senior secured loan	6.00% (L + 5.00%)	10/29/2027	13,530	13,258	13,530	3.5%
	First lien senior secured revolving loan	6.00% (L + 5.00%)	10/29/2027	889	757	889	0.2%
Network Connex (f/k/a NTI Connect, LLC)	First lien senior secured loan	6.00% (L + 5.00%)	4/5/2026	5,289	5,201	5,289	1.4%
				30,969	30,370	30,969	8.0%
Food products
Siegel Egg Co., LLC	First lien senior secured loan	7.00% (L + 6.00%)	12/29/2026	15,742	15,466	15,742	4.1%
	First lien senior secured revolving loan	7.00% (L + 6.00%)	12/29/2026	2,370	2,311	2,370	0.6%
				18,112	17,777	18,112	4.7%
Health care providers & services
Brightview, LLC	First lien senior secured loan	6.75% (L + 5.75%)	4/12/2024	13,100	12,947	13,100	3.4%
	First lien senior secured delayed draw loan	6.75% (L + 5.75%)	4/12/2024	-	-	-	0.0%
	First lien senior secured revolving loan	6.75% (L + 5.75%)	4/12/2024	-	-	-	0.0%
Dermatologists of Southwestern Ohio, LLC	First lien senior secured loan	9.50% (L + 8.50%)	4/20/2022	1,279	1,267	1,279	0.3%
Guardian Dentistry Partners	First lien senior secured delayed draw loan	7.00% (L + 6.00%)	8/20/2026	2,103	1,878	2,103	0.6%
	First lien senior secured loan	7.00% (L + 6.00%)	8/20/2026	8,201	8,100	8,201	2.1%

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of March 31, 2022

(amounts in 000’s)

(Unaudited)

Portfolio Company(1)	Investment	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Debt and Equity Investments
Private Credit Investments(4)
OMH-HealthEdge Holdings, LLC	First lien senior secured loan	7.50% (L + 6.00%)	10/24/2025	12,344	12,093	12,344	3.2%
	First lien senior secured loan	7.50% (L + 6.00%)	10/24/2025	5,362	5,245	5,362	1.4%
SGA Dental Partners Holdings, LLC	First lien senior secured delayed draw loan	6.50% (L + 5.50%)	12/30/2026	6,733	6,561	6,733	1.7%
	First lien senior secured loan	6.50% (L + 5.50%)	12/30/2026	12,037	11,776	12,037	3.1%
	First lien senior secured revolving loan	6.50% (L + 5.50%)	12/30/2026	-	-	-	0.0%
West Dermatology Management Holdings, LLC	First lien senior secured loan	7.00% (L + 6.00%)	2/11/2025	1,970	1,954	1,970	0.5%
				63,129	61,821	63,129	16.3%
Household durables
Curio Brands, LLC	First lien senior secured loan	6.50% (L + 5.50%)	12/21/2027	18,054	17,595	18,054	4.7%
	First lien senior secured delayed draw loan	6.50% (L + 5.50%)	12/21/2023	-	-	-	0.0%
	First lien senior secured revolving loan	6.50% (L + 5.50%)	12/21/2027	-	-	-	0.0%
				18,054	17,595	18,054	4.7%
Household products
Home Brands Group Holdings, Inc. (ReBath)	First lien senior secured loan	6.00% (L + 5.00%)	11/8/2026	20,568	20,147	20,568	5.3%
	First lien senior secured revolving loan	6.00% (L + 5.00%)	11/8/2026	-	-	-	0.0%
				20,568	20,147	20,568	5.3%
IT services
Improving Acquisition LLC	First lien senior secured loan	6.50% (L + 5.50%)	7/26/2023	601	597	601	0.2%
				601	597	601	0.2%
Leisure products
MacNeill Pride Group	First lien senior secured delayed draw loan	7.25% (S + 6.25%)	4/22/2026	1,956	1,934	1,956	0.5%
	First lien senior secured delayed draw loan	7.25% (S + 6.25%)	4/22/2026	159	111	159	0.1%
	First lien senior secured loan	7.25% (S + 6.25%)	4/22/2026	8,684	8,584	8,684	2.2%
	First lien senior secured revolving loan	7.25% (S + 6.25%)	4/22/2026	1,079	1,050	1,079	0.3%
Trademark Global LLC	First lien senior secured delayed draw loan	7.00% (L + 6.00%)	7/30/2023	-	-	-	0.0%
	First lien senior secured loan	7.00% (L + 6.00%)	7/30/2024	11,481	11,391	11,251	2.9%
	First lien senior secured revolving loan	7.00% (L + 6.00%)	7/30/2024	2,880	2,853	2,820	0.7%
				26,239	25,923	25,949	6.7%
Machinery
Pennsylvania Machine Works, LLC	First lien senior secured loan	7.25% (S + 6.25%)	3/6/2027	2,025	2,004	2,025	0.5%
				2,025	2,004	2,025	0.5%
Personal products
DRS Holdings III, Inc. (Dr. Scholl’s)	First lien senior secured loan	6.75% (L + 5.75%)	11/1/2025	12,098	11,993	12,098	3.1%
	First lien senior secured revolving loan	6.75% (L + 5.75%)	11/1/2025	-	-	-	0.0%
PH Beauty Holdings III, Inc.	First lien senior secured loan	5.51% (L + 5.00%)	9/28/2025	9,617	9,285	9,617	2.5%
				21,715	21,278	21,715	5.6%
Pharmaceuticals
Foundation Consumer Brands	First lien senior secured loan	6.50% (L + 5.50%)	2/12/2027	8,485	8,412	8,485	2.2%
	First lien senior secured revolving loan	6.50% (L + 5.50%)	2/12/2027	-	-	-	0.0%
				8,485	8,412	8,485	2.2%
Professional services
4 Over International, LLC	First lien senior secured loan	7.51% (L + 6.50%)	12/7/2023	2,488	2,422	2,488	0.6%
	First lien senior secured loan	7.51% (L + 6.50%)	10/29/2027	22,251	21,726	22,251	5.7%
				24,739	24,148	24,739	6.3%
Software
Peak Technologies	First lien senior secured loan	8.07% (L + 7.07%)	4/1/2026	1,059	1,038	1,059	0.3%

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of March 31, 2022

(amounts in 000’s)

(Unaudited)

Portfolio Company(1)	Investment	Interest Rate	Maturity Date	Principal / Par	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Debt and Equity Investments
Private Credit Investments(4)
	First lien senior secured loan	8.09% (L + 7.09%)	4/1/2026	12,736	12,623	12,736	3.3%
				13,795	13,661	13,795	3.6%
Specialty retail
Sundance Holdings Group, LLC (5)	First lien senior secured loan	7.00% (L + 6.00%)	5/1/2024	8,936	8,634	8,936	2.3%
				8,936	8,634	8,936	2.3%
Textiles, apparel & luxury goods
BEL USA, LLC	First lien senior secured loan	7.00% (S + 6.00%)	11/2/2023	114	114	114	0.0%
	First lien senior secured loan	7.00% (S + 6.00%)	11/2/2023	6,946	6,844	6,946	1.8%
YS Garments, LLC	First lien senior secured loan	6.50% (L + 5.50%)	8/9/2024	7,879	7,738	7,879	2.0%
				14,939	14,696	14,939	3.8%
Trading companies & distributors
Broder Bros., Co.	First lien senior secured loan	7.39% (L + 6.00%)	12/2/2022	5,139	4,908	5,139	1.3%
CGI Automated Manufacturing, LLC	First lien senior secured delayed draw loan	7.00% (S + 6.00%)	12/17/2026	3,804	3,699	3,804	1.0%
	First lien senior secured loan	7.00% (S + 6.00%)	12/17/2026	21,582	20,908	21,582	5.6%
	First lien senior secured revolving loan	7.00% (S + 6.00%)	12/17/2026	-	-	-	0.0%
EIS Legacy, LLC	First lien senior secured loan	6.50% (L + 5.50%)	5/1/2023	18,415	17,972	18,415	4.7%
	First lien senior secured delayed draw loan	6.50% (L + 5.50%)	11/1/2027	-	-	-	0.0%
	First lien senior secured revolving loan	6.50% (L + 5.50%)	11/1/2027	-	-	-	0.0%
I.D. Images Acquisition, LLC	First lien senior secured delayed draw loan	7.26% (L + 6.25%)	1/30/2023	2,627	2,604	2,627	0.7%
	First lien senior secured loan	7.26% (L + 6.25%)	7/30/2026	15,531	15,328	15,531	4.0%
	First lien senior secured revolving loan	7.25% (L + 6.25%)	7/30/2026	1,198	1,168	1,198	0.3%
Refrigeration Sales Corp.	First lien senior secured loan	7.50% (L + 6.50%)	6/22/2026	6,910	6,806	6,910	1.8%
United Safety & Survivability Corporation (USSC)	First lien senior secured loan	7.01% (L + 6.00%)	9/30/2027	12,658	12,427	12,658	3.3%
	First lien senior secured delayed draw loan	7.01% (L + 6.00%)	9/30/2023	-	-	-	0.0%
	First lien senior secured revolving loan	7.01% (L + 6.00%)	9/30/2027	402	380	402	0.1%
				88,266	86,200	88,266	22.8%
Wireless telecommunication services
Centerline Communications, LLC	First lien senior secured delayed draw loan	6.50% (L + 5.50%)	8/10/2023	7,170	7,038	7,170	1.9%
	First lien senior secured loan	6.51% (L + 5.50%)	8/10/2027	9,242	9,067	9,242	2.4%
	First lien senior secured loan	6.50% (L + 5.50%)	8/10/2027	5,970	5,829	5,970	1.5%
	First lien senior secured revolving loan	6.50% (L + 5.50%)	8/10/2027	-	-	-	0.0%
				22,382	21,934	22,382	5.8%
Total Private Credit Debt Investments				616,811	604,750	616,067	159.1%

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of March 31, 2022

(amounts in 000’s)

(Unaudited)

	Number of Units / Shares	Cost	Fair Value	Percentage of Net Assets
Equity Investments
Auto components
Vehicle Accessories, Inc. – Class A common (6)	128.250	-	-	0.0%
Vehicle Accessories, Inc. – preferred (6)	250.000	250	250	0.1%
	378.250	250	250	0.1%
Commercial services & supplies
BLP Buyer, Inc. (Bishop Lifting Products) – Class A common (7)	500.000	500	500	0.1%

Food products
Siegel Parent, LLC (8)	0.250	250	250	0.1%
Total Private Equity Investments	878.500	1,000	1,000	0.3%

Total Private Investments		605,750	617,067	159.4%

	Number of Shares	Cost	Fair Value	Percentage of Net Assets
Short-Term Investments
First American Treasury Obligations Fund - Institutional Class Z, 0.19% (9)	3,004	3,004	3,004	0.8%
Total Short-Term Investments	3,004	3,004	3,004	0.8%

Total Investments		$608,754	$620,071	160.2%

Liabilities in Excess of Other Assets			(232,889)	(60.2)%
Net Assets			$387,182	100.0%

(1)	As of March 31, 2022, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company.

(2)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.

(3)	As of March 31, 2022, the tax cost of the Company’s investments approximates their amortized cost.

(4)

Loan contains a variable rate structure, that may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three- or six-month LIBOR), the Secured Overnight Funding Rate (“SOFR” or “S”) (which can include one-, three- or six-month SOFR), or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate).

(5)

The Company may be entitled to receive additional interest as a result of an arrangement with other lenders in the syndication. In exchange for the higher interest rate, the “last-out” portion is at a greater risk of loss. Certain lenders represent a “first out” portion of the investment and have priority to the “last-out” portion with respect to payments of principal and interest.

(6)	The Company owns 0.19% of the common equity and 0.43% of the preferred equity of Vehicle Accessories, Inc.
(7)	The Company owns 0.53% of the common equity BLP Buyer, Inc. (Bishop Lifting Products).

(8)	The Company owns 50% of a pass-through LLC, KSCF IV Equity Aggregator, LLC (the “Aggregator”), which holds 500 Class A units of Siegel Parent, LLC. The Aggregator’s ownership of Siegel Parent, LLC is 1.14%. Through the Company’s ownership of the Aggregator, the Company owns 250 Class A units of Siegel Parent, LLC.

(9)	The indicated rate is the yield as of March 31, 2022.

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
Debt and Equity Investments
Private Credit Investments(4)
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
Debt and Equity Investments
Private Credit Investments(4)
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
Debt and Equity Investments
Private Credit Investments(4)
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

See accompanying notes to consolidated financial statements.

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

The Company was formed as a Delaware limited liability company to make investments in middle-market companies and commenced operations on February 5, 2021. On this same date, prior to the Company’s election to be regulated as a BDC under the 1940 Act, the Company completed a conversion from a Delaware limited liability company into a Delaware corporation and Kayne Anderson BDC, Inc. succeeded to the business of Kayne Anderson BDC, LLC.

As of March 31, 2022, the Company has entered into subscription agreements with investors for an aggregate capital commitment of $701,450 to purchase shares of the Company’s common stock (including a $33,250 capital commitment that is contingent on the Company meeting certain conditions). See Note 11 – Subsequent Events.

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

I. Organizational Costs—organizational expenses include costs and expenses relating to the formation and organization of the Company. The Company has reimbursed the Advisor for these costs which are expensed as incurred.

J. Offering Costs—offering costs include costs and expenses incurred in connection with the offering of the Company’s common stock. These initial costs were capitalized as deferred offering expenses and included in prepaid expenses and other assets on the Statement of Assets and Liabilities. These costs were amortized over a twelve-month period beginning with the commencement of operations. These expenses consist primarily of legal fees and other costs incurred in connection with the Company’s share offerings, the preparation of the Company’s registration statement and registration fees. The Company reimbursed the Advisor for these costs.

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

L. LIBOR Transition — The U.K. Financial Conduct Authority (“FCA”) announced that certain London Interbank Offered Rate (“LIBOR”) tenors in certain currencies ceased to be provided at the end of 2021 with all remaining tenors ceasing in June 2023. Alternatives to LIBOR have been established, or are in development, in most major currencies including the Secured Overnight Financing Rate (“SOFR”) that is intended to replace U.S. dollar LIBOR. Markets are developing in response to these new reference rates. Uncertainty exists related to the liquidity impact of the change in rates, and how to appropriately adjust these rates at the time of transition. Although SOFR appears to be the preferred replacement rate for LIBOR, at this time, it is not possible to predict the full effect of any such changes or any establishment of alternative reference rates.

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

For the three months ended March 31, 2022 and 2021, the Company incurred base management fees of $1,326 and $176, respectively.

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

For the three months ended March 31, 2022, the Company incurred incentive fees on income of $953 and on realized gains $2 (total of $955).

For the three months ended March 31, 2021, the Company did not incur any incentive fee on income or capital gains.

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

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

Note 4. Investments

The following table presents the composition of the Company’s investment portfolio at amortized cost and fair value as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
First-lien senior secured debt investments	$604,750	$616,067	$566,366	$578,195
Equity investments	1,000	1,000	250	250
Short-term investments	3,004	3,004	3,674	3,674
Total Investments	$608,754	$620,071	$570,290	$582,119

As of March 31, 2022 and December 31, 2021, all of the Company’s investments were qualifying assets as defined by Section 55(a) of the 1940 Act.

Beginning with the three months ended March 31, 2022, the Company uses Global Industry Classification Standards (GICS), Level 3 – Industry, for classifying the industry groupings of its portfolio companies. As of December 31, 2021, the Company used GICS, Level 2 – Industry Group.

The industry composition of long-term investments based on fair value as of March 31, 2022 and December 31, 2021 was as follows:

March 31, 2022
Commercial services & supplies	18.0%
Trading companies & distributors	14.3%
Health care providers & services	10.2%
Building products	6.7%
Chemicals	5.4%
Diversified telecommunication services	5.0%
Auto components	4.4%
Leisure products	4.2%
Professional services	4.0%
Wireless telecommunication services	3.6%
Personal products	3.5%
Household products	3.3%
Food products	3.0%
Household durables	2.9%
Textiles, apparel & luxury goods	2.4%
Software	2.2%
Specialty retail	1.5%
Aerospace & defense	1.5%
Pharmaceuticals	1.4%
Containers & packaging	1.2%
Asset management & custody banks	0.9%
Machinery	0.3%
IT services	0.1%
Total	100.0%

December 31, 2021
Commercial & professional services	19.6%
Capital goods	19.5%
Consumer durables & apparel	15.8%
Telecommunication services	8.8%
Health care equipment & services	8.5%
Household & personal products	7.4%
Materials	7.0%
Automobiles & components	4.1%
Food & beverage	2.9%
Software & services	2.4%
Retailing	1.6%
Pharmaceuticals, biotech & life sciences	1.5%
Diversified financials	0.9%
Total	100.0%

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

The following tables presents the fair value hierarchy of investments as of March 31, 2022 and December 31, 2021. Note that the valuation levels below are not necessarily an indication of the risk or liquidity associated with the underlying investment.

	Fair Value Hierarchy as of March 31, 2022
Investments:	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$-	$-	$616,067	$616,067
Equity investments	-	-	1,000	1,000
Short-term investments	3,004	-	-	3,004
Total Investments	$3,004	$-	$617,067	$620,071

	Fair Value Hierarchy as of December 31, 2021
Investments:	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$-	$-	$578,195	$578,195
Equity investments	-	-	250	250
Short-term investments	3,674	-	-	3,674
Total Investments	$3,674	$-	$578,445	$582,119

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

The following table presents changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three months ended March 31, 2022 and 2021:

	First-lien
	senior secured	Equity
For the three months ended March 31, 2022	debt investments	investments	Total
Fair value, beginning of period	$578,195	$250	$578,445
Purchases of investments	65,773	750	66,523
Proceeds from sales of investments and principal repayments	(28,167)	-	(28,167)
Net change in unrealized gain (loss)	(512)	-	(512)
Net realized gain (loss)	28	-	28
Net accretion of discount on investments	750	-	750
Transfers into (out of) Level 3	-	-	-
Fair value, end of period	$616,067	$1,000	$617,067

	First-lien
	senior secured	Equity
For the three months ended March 31, 2021	debt investments	investments	Total
Fair value, beginning of period	$-	$-	$-
Purchases of investments	149,311	-	149,311
Proceeds from sales of investments and principal repayments	(304)	-	(304)
Net change in unrealized gain (loss)	2,782	-	2,782
Net realized gain (loss)	-	-	-
Net accretion of discount on investments	168	-	168
Transfers into (out of) Level 3	-	-	-
Fair value, end of period	$151,957	$-	$151,957

For the three months ended March 31, 2022 and 2021, the Company did not recognize any transfers to or from Level 3. The increase in unrealized gain (loss) relates to investments that were held during the period. The Company includes these unrealized gains and losses on the Statement of Operations – Net Change in Unrealized Gains (Losses).

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

Valuation Techniques and Unobservable Inputs

Non-traded debt investments are typically valued using either a market yield analysis or an enterprise value analysis. For debt investments that are not determined to be credit impaired, the Company uses a market yield analysis to determine fair value. If the debt investment is credit impaired (which is determined by performing an enterprise value analysis), the Company will use the enterprise value analysis or a liquidation basis analysis to determine fair value. As of March 31, 2022, none of the Company’s non-traded debt investments were determined to be credit impaired, and the Company used a market yield analysis to determine fair value on these investments.

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

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

Quantitative Table for Valuation Techniques

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of March 31, 2022 and December 31, 2021. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	As of March 31, 2022
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
First-lien senior secured debt investments	$616,067	Market Approach - Yield Analysis	Credit Spreads	5.00% - 8.50%	5.96%

Equity investments	$1,000	Precedent Transaction Analysis	Transaction Price	1.0	1.0
	$617,067

	As of December 31, 2021
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
First-lien senior secured debt investments	$578,195	Market Approach - Yield Analysis	Credit Spreads	5.00% - 8.50%	6.00%

Equity investments	$250	Precedent Transaction Analysis	Transaction Price	1.0	1.0
	$578,445

Note 6. Debt

Subscription Credit Agreement

As of March 31, 2022, the Company had a $175,000 credit agreement (the “Subscription Credit Agreement”) with certain lenders party thereto. The Subscription Credit Agreement permits the Company to borrow up to $175,000, subject to availability under the borrowing base which is calculated based on the unused capital commitments of the investors meeting various eligibility requirements. The interest rate under the Subscription Credit Agreement is equal to SOFR plus 1.975% (subject to a 0.275% SOFR floor). The Subscription Credit Agreement will expire on December 31, 2022.

For the three months ended March 31, 2022 and 2021, the average amount of borrowings outstanding under the Subscription Credit Agreement was $52,567 and $15,091, respectively, with a weighted average interest rate of 2.25% and 2.28%, respectively. As of March 31, 2022, the Company had $14,000 outstanding under the Subscription Credit Agreement at a weighted average interest rate of 2.30%.

Loan and Security Agreement

On February 18, 2022, the Company and Kayne Anderson BDC Financing LLC (“KABDCF”) established two new credit facilities (described below) and fully repaid the $150,000 outstanding balance on the Loan and Security Agreement (the “LSA”), which was entered into by KABDCF in February 2021. Advances under LSA had an interest rate of LIBOR plus 4.25% (subject to a 1.00% LIBOR floor).

For the three months ended March 31, 2022 and 2021, the average amount of borrowings outstanding under the LSA were $82,667 and $38,236, respectively, with a weighted average interest rate of 5.25% for both periods.

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

Corporate Credit Facility

On February 18, 2022, the Company entered into a senior secured revolving credit facility (the “Corporate Credit Facility”), that has a total commitment of $275,000. The Corporate Credit Facility’s commitment termination date and the final maturity date are February 18, 2026 and February 18, 2027, respectively. The Corporate Credit Facility also provides for a feature that allows the Company, under certain circumstances, to increase the overall size of the Corporate Credit Facility to a maximum of $550,000. The interest rate on the Corporate Credit Facility is equal to Term SOFR plus an applicable spread of 2.35% per annum (which includes a SOFR adjustment spread of 0.10%) or an “alternate base rate” (as defined in the agreements governing the Corporate Credit Facility) plus an applicable spread of 1.25%. The Company is also required to pay a commitment fee of 0.375% per annum on any unused portion of the Corporate Credit Facility.

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

For the three months ended March 31, 2022, the average amount of borrowings outstanding under the Corporate Credit Facility was $36,400 with a weighted average interest rate of 2.48%. As of March 31, 2022, the Company had $78,000 outstanding under the Corporate Credit Facility at a weighted average interest rate of 2.58%.

Revolving Funding Facility

On February 18, 2022, the Company and KABDCF entered into a senior secured revolving funding facility (the “Revolving Funding Facility”), that has a total commitment of $250,000. The Revolving Funding Facility is secured by all of the assets held by KABDCF and the Company has agreed that it will not grant or allow a lien on the membership interest of KABDCF. The end of the reinvestment period and the stated maturity date for the Revolving Funding Facility are February 18, 2025 and February 18, 2027, respectively. The interest rate on the Revolving Funding Facility is equal to daily SOFR plus 2.35% per annum. KABDCF is also required to pay a commitment fee of between 0.50% and 1.50% per annum depending on the size of the unused portion of the Revolving Funding Facility. Amounts available to borrow under the Revolving Funding Facility are subject to a borrowing base that applies different advance rates to different types of assets held by KABDCF and is subject to limitations with respect to the loans securing the Revolving Funding Facility, including restrictions on, loan size, payment frequency and status, as well as restrictions on portfolio company leverage, all of which may also affect the borrowing base and therefore amounts available to borrow. The Company and KABDCF are also required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. These covenants are subject to important limitations and exceptions that are described in the agreements governing the Revolving Funding Facility.

For the three months ended March 31, 2022, the average amount of borrowings outstanding under the Revolving Funding Facility was $70,000 with a weighted average interest rate of 2.45%. As of March 31, 2022, the Company had $150,000 outstanding under the Revolving Funding Facility at a weighted average interest rate of 2.62%.

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

Debt obligations consisted of the following as of March 31, 2022 and December 31, 2021:

	March 31, 2022
	Aggregate Principal Committed		Outstanding Principal		Amount Available(1)		Net Carrying Value(2)
Corporate Credit Facility	$275,000		$78,000		$180,462		$75,796
Loan and Security Agreement (LSA)		-		-		-		-
Revolving Funding Facility	250,000		150,000		31,290		147,454
Subscription Credit Agreement	175,000		14,000		161,000		13,660
Total debt	$700,000		$242,000		$372,752		$236,910

(1)	The amount available reflects any limitations related to the credit facility’s borrowing base as of March 31, 2022.

(2)	The carrying value of the Corporate Credit Facility, Revolving Funding Facility, and Subscription Credit Agreement are presented net of deferred financing costs totaling $5,090.

	December 31, 2021
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Loan and Security Agreement (LSA)	$200,000	$162,000	$13,685	$161,753
Subscription Credit Agreement	150,000	105,000	45,000	104,575
Total debt	$350,000	$267,000	$58,685	$266,328

(1)	The amount available reflects any limitations related to each credit facility’s borrowing base as of December 31, 2021.

(2)	The carrying value of the LSA and Subscription Credit Agreement are presented net of deferred financing costs totaling $672.

For the three months ended March 31, 2022 and 2021, the components of interest expense were as follows:

	For the three months ended March 31,
	2022	2021

Interest expense	$2,289	$426
Amortization of debt issuance costs(1)	519	35
Total interest expense	$2,808	$461
Average interest rate	4.7%	5.7%
Average borrowings	$241,633	$53,327

(1)	Includes write-offs of $244 of debt issue costs related to the termination of the LSA on February 18, 2022.

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

Note 7. Share Transactions

Common Stock Issuances

The following table summarizes the number of common stock shares issued and aggregate proceeds received from such issuances related to the Company’s capital call notices pursuant to subscription agreements with investors for the three months ended March 31, 2022 and 2021.

For the three months ended March 31, 2022
	Offering		Aggregate
	price per	Common stock	offering
Common stock issue date	share	shares issued	amount
January 24, 2022	$16.36	4,191,292	$68,582
Total common stock issued		4,191,292	$68,582

For the three months ended March 31, 2021
	Offering		Aggregate
	price per	Common stock	offering
Common stock issue date	share	shares issued	amount
February 5, 2021	$15.00	5,666,667	$85,000
Total common stock issued		5,666,667	$85,000

As of March 31, 2022, the Company had subscription agreements with investors for an aggregate capital commitment of $701,450 to purchase shares of common stock (including a $33,250 capital commitment that is contingent on the Company meeting certain conditions). Of this amount, the Company had $333,367 of undrawn commitments at March 31, 2022. See Note 11 – Subsequent Events.

Dividends and Dividend Reinvestment

For the three months ended March 31, 2022 and 2021, no dividends were declared and payable by the Company. See Note 11 – Subsequent Events.

The following table summarizes the amounts received and shares of common stock issued to shareholders pursuant to the Company’s dividend reinvestment plan for the three months ended March 31, 2022. See Note 11 – Subsequent Events.

Dividend record date	Dividend payment date	DRIP shares issued	DRIP value
December 29, 2021	January 18, 2022	55,590	$902

There were no amounts received and shares of common stock issued to shareholders pursuant to the Company’s dividend reinvestment plan for the three months ended March 31, 2021.

Note 8. Commitments and Contingencies

The Company had an aggregate of $81,840 and $97,810, respectively, of unfunded commitments to provide debt financing to its portfolio companies as of March 31, 2022 and December 31, 2021. Such commitments are generally subject to the satisfaction of certain financial and nonfinancial covenants and certain operational metrics; involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s consolidated statements of assets and liabilities, and are not reflected in the Company’s consolidated statements of assets and liabilities. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

A summary of the composition of the unfunded commitments as of March 31, 2022 and December 31, 2021 is shown in the table below:

	As of	As of
	March 31, 2022	December 31, 2021
American Equipment Holdings LLC	$1,082	$1,698
Arborworks Acquisition LLC	4,688	3,219
BCI Burke Holding Corp.	4,895	4,935
Blade (US) Holdings, Inc.	1,121	1,121
BLP Buyer, Inc. (Bishop Lifting Products)	1,047	-
Brightview, LLC	4,647	4,647
Centerline Communications, LLC	1,800	2,040
CGI Automated Manufacturing, LLC	2,717	6,522
Corbett Technology Solutions, Inc.	1,016	1,525
Curio Brands, LLC	6,018	6,018
DRS Holdings III, Inc. (Dr. Scholl's)	310	310
Eastern Wholesale Fence	-	666
EIS Legacy, LLC	6,539	6,538
Foundation Consumer Brands	577	577
Fralock Buyer LLC	749	749
Guardian Dentistry Partners	13,795	15,898
Gusmer Enterprises, Inc.	840	4,220
Home Brands Group Holdings, Inc. (ReBath)	2,099	2,099
I.D. Images Acquisition, LLC	822	1,570
MacNeill Pride Group	4,829	357
PMFC Holding, LLC	240	684
Regiment Security Partners LLC	6,269	7,200
SGA Dental Partners Holdings, LLC	6,198	12,931
Siegel Egg Co., LLC	760	2,102
Speedstar Holding LLC	694	694
Trademark Global LLC	582	1,182
United Safety & Survivability Corporation (USSC)	4,285	4,285
USALCO, LLC	1,717	2,352
Vehicle Accessories, Inc.	1,504	1,671
Total unfunded commitments	$81,840	$97,810

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2022 and December 31, 2021, management was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

Note 9. Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of March 31, 2022 and 2021, there were no dilutive shares.

The following table sets forth the computation of basic and diluted earnings per share of common stock for the three months ended March 31, 2022 and 2021:

	For the three months ended March 31,
	2022	2021
Net increase (decrease) in net assets resulting from operations	$5,729	$3,445
Weighted average shares of common stock outstanding - basic and diluted	22,393,176	5,667,333
Earnings (loss) per share of common stock - basic and diluted	$0.26	$0.61

Note 10. Financial Highlights

The following per share of common stock data has been derived from information provided in the unaudited financial statements. The following is a schedule of financial highlights for the three months ended March 31, 2022 and 2021:

	For the three months ended March 31,
	2022 (amounts in thousands, except share and per share amounts)	2021 (amounts in thousands, except share and per share amounts)
Per Common Share Operating Performance (1)
Net Asset Value, Beginning of Period(2)	$16.22	$14.86
Results of Operations:
Net Investment Income	0.28	0.11
Net Realized and Unrealized Gain (Loss) on Investments(3)	(0.01)	0.50
Net Increase (Decrease) in Net Assets Resulting from Operations	0.27	0.61
Net Asset Value, End of Period	$16.49	$15.47
Shares Outstanding, End of Period	23,474,784	5,667,333

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

Ratio/Supplemental Data
Net assets, end of period	$387,182	$87,647
Weighted-average shares outstanding	22,393,176	5,667,333
Total Return(4)	1.7%	3.1%
Portfolio turnover	4.7%	3.8%
Ratio of operating expenses to average net assets(5)	6.6%	7.5%
Ratio of net investment income (loss) to average net assets(5)	7.2%	5.9%

(1)	The per common share data was derived by using weighted average shares outstanding.

(2)	On February 5, 2021, the initial offering price was $15.00 per share less $0.14 per share of organizational costs.

(3)	Realized and unrealized gains and losses per share in this caption are balancing amounts necessary to reconcile the change in net asset value per share for the period, and may not reconcile with the aggregate gains and losses in the Consolidated Statement of Operations due to share transactions during the period.

(4)	Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share (if any), divided by the beginning NAV per share. The calculation also assumes reinvestment of dividends at actual prices pursuant to the Company’s dividend reinvestment plan. Total return is not annualized.

(5)	The ratios reflect an annualized amount, except in the case of non-recurring expenses (e.g. initial organizational expense of $175 for the period February 5, 2021 (commencement of operations) through March 31, 2021).

Note 11. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the financial statements included herein. There have been no subsequent events that require recognition or disclosure in these financial statements except for the following:

On April 18, 2022, the Company completed its sixth capital close totaling $80,244. Following this capital close, the Company has subscription agreements with investors for an aggregate capital commitment of $761,694 (including a $13,250 capital commitment that is contingent on the Company meeting certain conditions) to purchase shares of common stock ($393,611 of the commitments are undrawn).

On April 26, 2022, the Company paid a distribution of $0.26 per share to each common stockholder of record as of April 20, 2022. The total distribution was $6,103 and $1,222 was reinvested into the Company through the purchase of 74,084 shares of common stock.

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

Overview and Investment Framework

Kayne Anderson BDC, LLC was formed as a Delaware limited liability company to make investments in middle-market companies and commenced operations on February 5, 2021. On this same date, prior to our election to be regulated as a BDC under the 1940 Act, we completed a conversion from a Delaware limited liability company into a Delaware corporation and Kayne Anderson BDC, Inc. succeeded to the business of Kayne Anderson BDC, LLC. We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a BDC under the 1940 Act. In addition, for U.S. federal income tax purposes, we intend to qualify, annually, as a RIC under Subchapter M of the Code.

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

Recent Developments

On April 18, 2022, we completed our sixth capital close totaling $80.2 million. Following this capital close, we have subscription agreements with investors for an aggregate capital commitment of $761.7 million (including a $13.2 million capital commitment that is contingent on us meeting certain conditions) to purchase shares of common stock ($393.6 million of the commitments are undrawn).

On April 26, 2022, we paid a distribution of $0.26 per share to each common stockholder of record as of April 20, 2022. The total distribution was $6.1 million and $1.2 million was reinvested into the Company through the purchase of 74,084 shares of common stock.

Portfolio and Investment Activity

As of March 31, 2022, we had 104 debt investments and 4 equity investments in 50 portfolio companies with an aggregate fair value of approximately $617.1 million and an amortized cost of $605.8 million consisting of first lien senior secured debt ($616.1 million fair value) and equity ($1.0 million fair value) investments.

As of March 31, 2022, our weighted average total yield to maturity of debt and income producing securities at fair value was 7.4%, and our weighted average total yield to maturity of debt and income producing securities at amortized cost was 7.6%.

Our investment activity for the three months ended March 31, 2022 and 2021 is presented below (information presented herein is at par value unless otherwise indicated).

	For the three months ended March 31,
	2022 ($ in millions)	2021 ($ in millions)

New investments:
Gross investments	$40.0	$164.8
Less: sold investments	(28.5)	(5.0)
Total new investments	11.5	159.8

Principal amount of investments funded:
Private credit investments	$66.9	$153.0
Liquid credit investments	-	8.7
Preferred equity investments(1)	0.3	-
Common equity investments(1)	0.5	-
Total principal amount of investments funded	67.7	161.7

Principal amount of investments sold:
Private credit investments	(28.5)	(0.4)
Liquid credit investments	-	(4.6)
Total principal amount of investments sold or repaid	(28.5)	(5.0)

Number of new investment commitments	11	48
Average new investment commitment amount	$3.6	3.3
Weighted average maturity for new investment commitments	4.7 years	3.5 years
Percentage of new debt investment commitments at floating rates	100.0%	99.5%
Percentage of new debt investment commitments at fixed rates	0.0%	0.5%
Weighted average interest rate of new investment commitments	7.0%	7.3%
Weighted average spread over LIBOR of new floating rate investment commitments	6.0%	6.3%
Weighted average interest rate on investment sold or paid down	7.3%	4.4%

(1)	As of March 31, 2022, preferred equity investments and common equity investments were reported in aggregate as equity investments.

Beginning with the three months ended March 31, 2022, we use Global Industry Classification Standards (GICS), Level 3 – Industry, for classifying the industry groupings of its portfolio companies. As of December 31, 2021, we used GICS, Level 2 – Industry Group.

The tables below describe long-term investments by industry composition based on fair value as of March 31, 2022 and December 31, 2021:

March 31, 2022

Commercial services & supplies	18.0%
Trading companies & distributors	14.3%
Health care providers & services	10.2%
Building products	6.7%
Chemicals	5.4%
Diversified telecommunication services	5.0%
Auto components	4.4%
Leisure products	4.2%
Professional services	4.0%
Wireless telecommunication services	3.6%
Personal products	3.5%
Household products	3.3%
Food products	3.0%
Household durables	2.9%
Textiles, apparel & luxury goods	2.4%
Software	2.2%
Specialty retail	1.5%
Aerospace & defense	1.5%
Pharmaceuticals	1.4%
Containers & packaging	1.2%
Asset management & custody banks	0.9%
Machinery	0.3%
IT services	0.1%
Total	100.0%

December 31, 2021

Commercial & professional services	19.6%
Capital goods	19.5%
Consumer durables & apparel	15.8%
Telecommunication services	8.8%
Health care equipment & services	8.5%
Household & personal products	7.4%
Materials	7.0%
Automobiles & components	4.1%
Food & beverage	2.9%
Software & services	2.4%
Retailing	1.6%
Pharmaceuticals, biotech & life sciences	1.5%
Diversified financials	0.9%
Total	100.0%

Results of Operations

For the three months ended March 31, 2022 and 2021, our total investment income was derived from our portfolio of investments. All investments were income producing, and there were no loans on non-accrual status as of March 31, 2022 or 2021.

The following table represents the operating results for the three months ended March 31, 2022 and 2021:

	For the three months ended March 31,
	2022	2021
	($ in millions)	($ in millions)
Total investment income	$11.9	$1.7
Less: Net expenses	5.7	1.1
Net investment income	6.2	0.6
Net realized gains (losses) on investments	0.0	0.1
Net change in unrealized gains (losses) on investments	(0.5)	2.8
Net increase (decrease) in net assets resulting from operations	$5.7	$3.5

Investment Income

Investment income for the three months ended March 31, 2022 and 2021 totaled $11.9 million and $1.7 million, respectively, and consisted primarily of interest income on our debt investments.

Expenses

Operating expenses for the three months ended March 31, 2022 and 2021 were as follows:

	For the three months ended March 31,
	2022	2021
	($ in millions)	($ in millions)
Interest and debt financing expenses	$2.8	$0.4
Management fees	1.3	0.2
Incentive fees	1.0	-
Directors fees	0.1	0.1
Initial organization	-	0.2
Deferred offering costs	-	-
Other operating expenses	0.5	0.2
Total expenses	$5.7	$1.1

Total expenses for the three months ended March 31, 2022 and 2021 included $0.03 million and $0.04 million of deferred offering costs, respectively.

Net Unrealized Gains (Losses) on Investments

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the three months ended March 31, 2022 and 2021, net unrealized gains (losses) on our investment portfolio were comprised of the following:

	For the three months ended March 31,
	2022	2021
	($ in millions)	($ in millions)
Unrealized gains on investments	$1.1	$2.8
Unrealized (losses) on investments	(1.6)	-
Net change in unrealized gains (losses) on investments	$(0.5)	$2.8

The change in unrealized appreciation for the three months ended March 31, 2022 and 2021 totaled $1.1 million and $2.8 million, which primarily related to our investments in the following tables:

For the three months ended
March 31, 2022
($ in millions)
Portfolio Company
BLP Buyer, Inc. (Bishop Lifting Products)	0.4
CGI Automated Manufacturing, LLC	0.2
OMH-HealthEdge Holdings, LLC	0.1
BEL USA, LLC	0.1
Other portfolio companies	0.3
Total Unrealized Appreciation	$1.1

The change in unrealized depreciation for the three months ended March 31, 2022 totaled $1.6 million related to our investments in the following table:

For the three months ended
March 31, 2022
($ in millions)
Portfolio Company
Arborworks Acquisition LLC	(0.5)
Trademark Global LLC	(0.3)
Other portfolio accretion	(0.8)
Total Unrealized Depreciation	$(1.6)

The change in unrealized appreciation for the three months ended March 31, 2021 totaled $2.8 million, which primarily related to our investments in the following table:

For the three months ended
March 31, 2021
($ in millions)
Portfolio Company
Sundance Holdings Group, LLC	$0.3
OMH-HealthEdge Holdings, LLC	0.3
Broder Bros., Co.	0.3
New Era Cap Company, Inc.	0.2
Advanced Environmental Monitoring	0.2
WhiteBridge Pet Brands, LLC	0.2
YS Garments, LLC	0.2
Fralock Buyer LLC	0.1
Speedstar Holding LLC	0.1
Foundation Consumer Brands	0.1
Other portfolio companies	0.8
Total Unrealized Appreciation	$2.8

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

In accordance with the 1940 Act, we are required to meet a coverage ratio of total assets (less total liabilities other than indebtedness) to total borrowings and other senior securities (and any preferred stock that we may issue in the future) of at least 150%. If this ratio declines below 150%, we cannot incur additional leverage and could be required to sell a portion of our investments to repay some leverage when it is disadvantageous to do so. As of March 31, 2022 and December 31, 2021, our asset coverage ratios were 260% and 217%. We currently intend to target asset coverage of 200% to 180% (which equates to a debt-to-equity ratio of 1.0x to 1.25x) but may alter this target based on market conditions.

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

As of March 31, 2022, we had $242.0 million borrowed under our credit facilities and cash and cash equivalents of $8.8 million (including short-term investments). As of May 11, 2022, we had $296 million borrowed under our credit facilities and cash and cash equivalents of $3.8 million (including short-term investments).

Capital Contributions

During the three months ended March 31, 2022 and 2021, we issued and sold 4,191,292 and 5,666,667 shares, respectively, related to capital called at an aggregate purchase price of $68.6 million and $85.0 million, respectively. As of May 11, 2022, we had aggregate capital commitments of $761.7 million (including a $13.2 million capital commitment that is contingent on us meeting certain conditions) and undrawn capital commitments from investors of $393.6 million ($368.1 million or 48.3% funded).

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

Contractual Obligations

A summary of our significant contractual principal payment obligations related to the repayment of our outstanding indebtedness at March 31, 2022 is as follows:

	Payments Due by Period ($ in millions)
	Total	Less than 1 year	1-3 years	3-5 years		After 5 years
Corporate Credit Facility	$78.0	$-	$-		$78.0	$-
Revolving Funding Facility	150.0	-	-		150.0	-
Subscription Credit Agreement	14.0	14.0	-	-	-	-
Total contractual obligations	$242.0	$14.0	$-		$228.0	$-

Off-Balance Sheet Arrangements

As of March 31, 2022 and December 31, 2021, we had an aggregate $81.8 million and $97.8 million, respectively, of unfunded commitments to provide debt financing to our portfolio companies. Such commitments are generally subject to the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in our financial statements. Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not have any other off-balance sheet financings or liabilities.

Critical Accounting Estimates

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies, including those relating to the valuation of our investment portfolio, are described below. The critical accounting policies should be read in conjunction with our risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and in this Quarterly Report. See Note 2 to our consolidated financial statements for the three months ended March 31, 2022, for more information on our critical accounting policies.

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

Assuming that the consolidated statement of assets and liabilities as of March 31, 2022 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact ($ in millions) of hypothetical base rate changes in interest rate (considering interest rate floors for floating rate instruments).

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 25 basis points	$-	$(0.6)	$0.6
Up 75 basis points	$4.4	$1.8	$2.6
Up 100 basis points	$6.0	$2.4	$3.6
Up 200 basis points	$12.1	$4.8	$7.3
Up 300 basis points	$18.3	$7.3	$11.0

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2022 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic United States Securities and Exchange Commission filings is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors described below and in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, including risk factors related to the COVID-19 pandemic, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Global economic, political and market conditions, including uncertainty about the financial stability of the United States, could have a significant adverse effect on our business, financial condition and results of operations.

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

In addition, the rising conflict between Russia and Ukraine, and resulting market volatility, could adversely affect our business, financial condition or results of operations. In response to the conflict between Russia and Ukraine, the U.S. and other countries have imposed sanctions or other restrictive actions against Russia. The ongoing conflict and the rapidly evolving measures in response could be expected to have a negative impact on the economy and business activity globally and could have a material adverse effect on our portfolio companies and our business, financial condition, cash flows and results of operations. The severity and duration of the conflict and its impact on global economic and market conditions are impossible to predict. In addition, sanctions could also result in Russia taking counter measures or retaliatory actions which could adversely impact our business or the business of our portfolio companies, including, but not limited to, cyberattacks targeting private companies, individuals or other infrastructure upon which our business and the business of our portfolio companies rely.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As set forth in the table below (dollars in thousands, except per share amounts), during the three months ended March 31, 2022, we issued and sold 4,191,292 shares of common stock at an aggregate offering amount of approximately $68.6 million. The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof and previously reported by us on our current reports on Form 8-K. The Company relied, in part, upon representations from the investors in the subscription agreements that each investor was an accredited investor as defined in Regulation D under the Securities Act. We did not engage in general solicitation or advertising, and did not offer securities to the public, in connection with such issuances and sales.

Common stock issue date	Offering price per share	Common stock shares issued	Aggregate offering amount
January 24, 2022	$16.36	4,191,292	$68,582

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this Report.

Exhibit Index

3.1	Certificate of Formation (3)
3.2	Initial Limited Liability Company Agreement (1)
3.3	Certificate of Conversion (2)
3.4	Certificate of Incorporation (2)
3.5	Bylaws (2)
4.1	Description of Securities (3)
10.1	Investment Advisory Agreement (1)
10.2	Administration Agreement (1)
10.3	License Agreement (1)
10.4	Indemnification Agreement (1)
10.5	Custody Agreement (1)
10.6	Subscription Agreement (1)
10.8	Credit Agreement, dated February 5, 2021, by and between Kayne Anderson BDC, Inc., as borrower, lenders signatories thereto, and agent and the lead arranger (2)
10.9	Senior Secured Revolving Credit Agreement, dated February 18, 2022 (4)
10.10	Loan and Security Agreement, dated February 18, 2022 (4)
21.1	Subsidiaries of Kayne Anderson BDC, Inc. (3)
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Code of Ethics (1)

(1)	Incorporated by reference from the Company’s Amendment No. 2 to Form 10, as filed with the Securities and Exchange Commission on November 9, 2020.
(2)	Incorporated by reference from the Company’s Form 8-K, as filed with the Securities and Exchange Commission on February 9, 2021.
(3)	Incorporated by reference from the Company’s Form 10-K, as filed with the Securities and Exchange Commission on February 26, 2021.
(4)	Incorporated by reference from the Company’s Form 8-K, as filed with the Securities and Exchange Commission on February 25, 2022.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kayne Anderson BDC, Inc.
Date: May 16, 2022
/s/ James C. Baker, Jr.
	Name:	James C. Baker, Jr.
	Title:	Chief Executive Officer
(Principal Executive Officer)
Date: May 16, 2022
/s/ Terry A. Hart
	Name:	Terry A. Hart
	Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)