Form 10-Q
period 2022-06-30
Kayne Anderson BDC, Inc.
filed 2022-08-15
CIK 1747172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 11, 2022, the registrant had 31,304,965 shares of common stock, $0.001 par value per share, outstanding. As of August 11, 2022, there was no public market for the registrant’s shares.

i

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that involve substantial known and unknown risks, uncertainties and other factors. Undue reliance should not be placed on such statements. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about the company, current and prospective portfolio investments, the industry, beliefs and assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond control of the Company and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:

●	future operating results;

●	business prospects and the prospects of portfolio companies;

●	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including changes from the impact of the novel coronavirus (SARS-CoV-2) and related respiratory disease pandemic (“COVID-19 pandemic”);

●	the ability of KA Credit Advisors, LLC (our “Advisor”) to locate suitable investments and to monitor and administer investments;

●	the ability of the Advisor and its affiliates to attract and retain highly talented professionals;

●	risk associated with possible disruptions in operations or the economy generally;

●	the timing of cash flows, if any, from the operations of the companies in which the Company invests;

●	the ability of (1) the companies in which the Company invests to achieve their objectives and (2) the Company to continue to effectively manage the business due to disruptions, both of which are caused by the ongoing COVID-19 pandemic;

●	the dependence of the future success on the general economy and its effect on the industries in which the Company invests;

●	the ability to maintain qualification as a business development company (“BDC”) and as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”);

●	the use of borrowed money to finance a portion of the Company’s investments;

●	the adequacy, availability and pricing of financing sources and working capital for the Company;

●	actual or potential conflicts of interest with the Advisor and its affiliates;

●	contractual arrangements and relationships with third parties;

●	the risk associated with an economic downturn, political instability, interest rate volatility, loss of key personnel, and the illiquid nature of investments of the Company; and

●	the risks, uncertainties and other factors the Company identifies under “Item 1A. Risk Factors” and elsewhere in this quarterly report on Form 10-Q.

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

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Kayne Anderson BDC, Inc.

Consolidated Statements of Assets and Liabilities

(amounts in 000’s, except share and per share amounts)

	June 30, 2022 (Unaudited)	December 31, 2021
Assets:
Investments, at fair value:
Long-term investments (amortized cost of $706,326 and $566,616)	$717,964	$578,445
Short-term investments (amortized cost of $8,405 and $3,674)	8,405	3,674
Cash and cash equivalents	3,414	2,035
Deferred offering costs	-	29
Receivable for principal payments on investments	333	-
Interest receivable	4,350	2,133
Prepaid expenses and other assets	245	148
Total Assets	$734,711	$586,464

Liabilities:
Corporate Credit Facility (Note 6)	$78,000	$-
Unamortized Corporate Credit Facility issuance costs	(2,176)	-
Loan and Security Agreement (Note 6)	-	162,000
Unamortized Loan and Security Agreement issuance costs	-	(247)
Revolving Funding Facility (Note 6)	150,000	-
Unamortized Revolving Funding Facility issuance costs	(2,449)	-
Subscription Credit Agreement (Note 6)	114,000	105,000
Unamortized Subscription Credit Facility issuance costs	(227)	(425)
Accrued organizational and offering costs	-	6
Distributions payable	-	4,615
Management fee payable	1,498	952
Incentive fee payable	1,795	65
Accrued expenses and other liabilities	4,507	2,529
Total Liabilities	$344,948	$274,495

Commitments and contingencies (Note 8)

Net Assets:
Common Shares, $0.001 par value; 100,000,000 shares authorized; 23,550,054 and 19,227,902 as of June 30, 2022 and December 31, 2021, respectively, issued and outstanding	$24	$19
Additional paid-in capital	371,427	300,726
Total distributable earnings (deficit)	18,312	11,224
Total Net Assets	$389,763	$311,969
Total Liabilities and Net Assets	$734,711	$586,464
Net Asset Value Per Common Share	$16.55	$16.22

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Statements of Operations

(amounts in 000’s, except share and per share amounts)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Income:
Investment income from investments:
Interest income	$12,991	$3,818	24,892	$5,555
Total Investment Income	12,991	3,818	24,892	5,555

Expenses:
Management fees	1,498	422	2,824	598
Incentive fees	775	-	1,730	-
Interest expense	3,014	928	5,822	1,389
Professional fees	155	185	300	293
Directors fees	107	80	214	145
Offering costs	-	67	29	106
Initial organization costs	-	-	-	175
Other general and administrative expenses	302	166	615	264
Total Expenses	5,851	1,848	11,534	2,970
Net Investment Income (Loss)	7,140	1,970	13,358	2,585

Realized and unrealized gains (losses) on investments
Net realized gains (losses):
Investments	-	15	23	47
Total net realized gains (losses)	-	15	23	47
Net change in unrealized gains (losses):
Investments	322	1,223	(190)	4,021
Total net change in unrealized gains (losses)	322	1,223	(190)	4,021
Total realized and unrealized gains (losses)	322	1,238	(167)	4,068

Net Increase (Decrease) in Net Assets Resulting from Operations	$7,462	$3,208	13,191	$6,653

Per Common Share Data:
Basic and diluted net investment income per common share	$0.30	$0.24	0.58	$0.35
Basic and diluted net increase in net assets resulting from operations	$0.32	$0.38	0.57	$0.91
Weighted Average Common Shares Outstanding - Basic and Diluted	23,529,376	8,346,491	22,964,415	7,337,219

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Statements of Changes in Net Assets

(amounts in 000’s)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$7,140	$1,970	$13,358	$2,585
Net realized gains (losses) on investments	-	15	23	47
Net change in unrealized gains (losses) on investments	322	1,223	(190)	4,021
Net Increase (Decrease) in Net Assets Resulting from Operations	7,462	3,208	13,191	6,653

Decrease in Net Assets Resulting from Stockholder Distributions
Dividends and distributions to stockholders	(6,103)	(850)	(6,103)	(850)
Net Decrease in Net Assets Resulting from Stockholder Distributions	(6,103)	(850)	(6,103)	(850)

Increase in Net Assets Resulting from Capital Share Transactions
Issuance of common shares	-	55,000	68,582	140,000
Reinvestment of distributions	1,222	21	2,124	21
Net Increase in Net Assets Resulting from Capital Share Transactions	1,222	55,021	70,706	140,021
Total Increase (Decrease) in Net Assets	2,581	57,379	77,794	145,824
Net Assets, Beginning of Period	387,182	87,647	311,969	(798)
Net Assets, End of Period	$389,763	$145,026	$389,763	$145,026

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Statements of Cash Flows

(amounts in 000’s)

(Unaudited)

	For the six months ended June 30,
	2022	2021

Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$13,191	$6,653
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized (gains)/losses on investments	(23)	(47)
Net change in unrealized (gains)/losses on investments	190	(4,021)
Net accretion of discount on investments	(2,011)	(467)
Purchases of short-term investments, net	(4,731)	(4,622)
Purchases of portfolio investments	(181,452)	(225,182)
Proceeds from sales of investments and principal repayments	43,777	10,095
Paid-in-kind interest from portfolio investments	-	(79)
Amortization of deferred financing cost	1,005	86
Increase/(decrease) in operating assets and liabilities:
(Increase)/decrease in receivable for sales of investments	-	(2,208)
(Increase)/decrease in interest and dividends receivable	(2,217)	(902)
(Increase)/decrease in deferred offering costs	29	51
(Increase)/decrease in receivable for principal payments on investments	(333)	-
(Increase)/decrease in prepaid expenses and other assets	(97)	68
Increase/(decrease) in payable for investments purchased	-	4,109
Increase/(decrease) in management fees payable	546	422
Increase/(decrease) in incentive fee payable	1,730	-
Increase/(decrease) in payable to affiliate	-	(1,075)
Increase/(decrease) in accrued organizational and offering costs, net	(6)	(134)
Increase/(decrease) in accrued other general and administrative expenses	1,978	1,223
Net cash used in operating activities	(128,424)	(216,030)
Cash Flows from Financing Activities:
Borrowings on Corporate Credit Facility, net	78,000	-
Borrowings on Revolving Funding Facility, net	150,000	-
(Payments)/Borrowings on Loan and Security Agreement, net	(162,000)	50,000
Borrowings on Subscription and Credit Agreement, net	9,000	31,000
Payments of debt issuance costs	(5,185)	(555)
Distributions paid in cash	(8,594)	(829)
Proceeds from issuance of common shares	68,582	140,000
Net cash provided by financing activities	129,803	219,616
Net increase in cash and cash equivalents	1,379	3,586
Cash and cash equivalents, beginning of period	2,035	10
Cash and cash equivalents, end of period	$3,414	$3,596

Supplemental and Non-Cash Information:
Interest paid during the period	$4,654	$429
Non-cash financing activities not included herein consisted of reinvestment of dividends	$2,124	$21

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of June 30, 2022

(amounts in 000’s)

(Unaudited)

		Interest	Maturity	Principal/	Amortized	Fair	Percentage
Portfolio Company(1)	Investment	Rate	Date	Par	Cost(2)(3)	Value	of Net Assets
Debt and Equity Investments
Private Credit Investments(4)
Aerospace & defense
Fastener Distribution Holdings, LLC	First lien senior secured delayed draw loan	9.20% (S + 7.00%)	4/1/2024	$2,194	$2,178	$2,194	0.6%
	First lien senior secured loan	9.20% (S + 7.00%)	4/1/2024	1,931	1,914	1,931	0.5%
Precinmac (US) Holdings, Inc.	First lien senior secured delayed draw loan	7.63% (S + 6.00%)	8/31/2027	1,119	1,098	1,119	0.3%
	First lien senior secured loan	7.63% (S + 6.00%)	8/31/2027	4,842	4,757	4,842	1.2%
	First lien senior secured loan	7.63% (S + 6.00%)	8/31/2027	593	578	593	0.1%
				10,679	10,525	10,679	2.7%
Asset management & custody banks
Atria Wealth Solutions, Inc.	First lien senior secured delayed draw loan	8.32% (S + 6.00%)	2/29/2024	-	-	-	0.0%
	First lien senior secured loan	8.32% (S + 6.00%)	2/29/2024	5,165	5,086	5,165	1.3%
				5,165	5,086	5,165	1.3%
Auto components
Speedstar Holding LLC	First lien senior secured delayed draw loan	8.24% (L + 7.00%)	1/22/2027	-	-	-	0.0%
	First lien senior secured loan	8.24% (L + 7.00%)	1/22/2027	4,933	4,844	4,982	1.3%
Vehicle Accessories, Inc.	First lien senior secured loan	8.07% (S + 5.75%)	11/30/2026	21,333	20,995	21,333	5.4%
	First lien senior secured revolving loan	8.07% (S + 5.75%)	11/30/2026	1,078	1,052	1,078	0.3%
				27,344	26,891	27,393	7.0%
Building products
BCI Burke Holding Corp.	First lien senior secured delayed draw loan	7.32% (L + 5.75%)	12/14/2023	-	-	-	0.0%
	First lien senior secured loan	7.32% (L + 5.75%)	12/14/2027	17,217	16,943	17,217	4.4%
	First lien senior secured revolving loan	7.32% (L + 5.75%)	6/14/2027	70	46	70	0.0%
Eastern Wholesale Fence	First lien senior secured loan	8.58% (L + 7.00%)	10/30/2025	3,288	3,194	3,288	0.9%
	First lien senior secured loan	8.58% (L + 7.00%)	10/30/2025	18,223	17,779	18,223	4.7%
	First lien senior secured revolving loan	8.58% (L + 7.00%)	10/30/2025	1,701	1,673	1,701	0.4%
				40,499	39,635	40,499	10.4%
Chemicals
Cyalume Technologies Holdings, Inc.	First lien senior secured loan	7.25% (L + 5.00%)	10/25/2024	1,334	1,324	1,334	0.3%
Fralock Buyer LLC	First lien senior secured loan	7.17% (L + 5.50%)	4/17/2024	9,251	9,125	9,182	2.4%
	First lien senior secured loan	7.17% (L + 5.50%)	4/17/2024	2,440	2,409	2,422	0.6%
	First lien senior secured revolving loan	7.17% (L + 5.50%)	4/17/2024	-	-	-	0.0%
Shrieve Chemical Company, LLC	First lien senior secured loan	8.01% (L + 6.00%)	12/2/2024	614	600	614	0.2%

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of June 30, 2022

(amounts in 000’s)

(Unaudited)

		Interest	Maturity	Principal/	Amortized	Fair	Percentage
Portfolio Company(1)	Investment	Rate	Date	Par	Cost(2)(3)	Value	of Net Assets
Debt and Equity Investments
Private Credit Investments(4)

USALCO, LLC	First lien senior secured loan	8.25% (L + 6.00%)	10/19/2027	19,278	18,861	19,278	4.9%
	First lien senior secured revolving loan	7.67% (L + 6.00%)	10/19/2026	1,208	1,164	1,208	0.3%
				34,125	33,483	34,038	8.7%
Commercial services & supplies
Advanced Environmental Monitoring (5)	First lien senior secured loan	9.61% (S + 7.50%)	1/29/2026	10,159	9,888	10,159	2.6%
Allentown, LLC	First lien senior secured delayed draw loan	7.60% (S + 6.00%)	10/22/2023	-	-	-	0.0%
	First lien senior secured loan	7.60% (S + 6.00%)	4/22/2027	7,701	7,627	7,701	2.0%
	First lien senior secured revolving loan	7.60% (S + 6.00%)	4/22/2027	255	245	255	0.1%
American Equipment Holdings LLC	First lien senior secured delayed draw loan	7.94% (S + 6.00%)	11/5/2023	6,335	6,215	6,335	1.6%
	First lien senior secured delayed draw loan	7.94% (S + 6.00%)	11/5/2026	-	-	-	0.0%
	First lien senior secured loan	7.94% (S + 6.00%)	11/5/2026	1,764	1,731	1,764	0.5%
	First lien senior secured loan	7.94% (S + 6.00%)	11/5/2026	2,117	2,077	2,117	0.5%
	First lien senior secured loan	7.94% (S + 6.00%)	11/5/2026	16,470	16,071	16,470	4.2%
	First lien senior secured revolving loan	7.94% (S + 6.00%)	11/5/2026	-	-	-	0.0%
Arborworks Acquisition LLC	First lien senior secured loan	8.37% (L + 7.00%)	11/9/2026	20,008	19,656	19,308	5.0%
	First lien senior secured revolving loan	9.00% (L + 7.00%)	11/9/2026	1,875	1,793	1,810	0.5%
BLP Buyer, Inc. (Bishop Lifting Products)	First lien senior secured loan	7.54% (L + 6.25%)	2/1/2027	16,455	16,155	16,455	4.2%
	First lien senior secured revolving loan	7.50% (L + 6.25%)	2/1/2027	604	573	604	0.1%
Gusmer Enterprises, Inc.	First lien senior secured delayed draw loan	8.14% (S + 6.50%)	5/7/2027	6,310	6,200	6,310	1.6%
	First lien senior secured delayed draw loan	8.12% (S + 6.50%)	5/7/2027	1,763	1,729	1,763	0.5%
	First lien senior secured loan	8.11% (S + 6.50%)	5/7/2027	4,819	4,658	4,819	1.2%
	First lien senior secured revolving loan	7.86% (S + 6.50%)	5/7/2027	-	-	-	0.0%

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of June 30, 2022

(amounts in 000’s)

(Unaudited)

		Interest	Maturity	Principal/	Amortized	Fair	Percentage
Portfolio Company(1)	Investment	Rate	Date	Par	Cost(2)(3)	Value	of Net Assets
Debt and Equity Investments
Private Credit Investments(4)

PMFC Holding, LLC	First lien senior secured delayed draw loan	7.74% (L + 6.50%)	7/31/2023	2,833	2,821	2,833	0.7%
	First lien senior secured loan	7.74% (L + 6.50%)	7/31/2023	5,647	5,623	5,647	1.4%
	First lien senior secured revolving loan	7.98% (L + 6.50%)	7/31/2023	342	342	342	0.1%
Regiment Security Partners LLC	First lien senior secured delayed draw loan	10.04% (S + 8.00%)	9/15/2023	2,648	2,576	2,648	0.7%
	First lien senior secured loan	10.04% (S + 8.00%)	9/15/2026	6,500	6,385	6,500	1.7%
	First lien senior secured revolving loan	10.04% (S + 8.00%)	9/15/2026	931	904	931	0.2%
The Kleinfelder Group, Inc.	First lien senior secured loan	7.50% (L + 5.25%)	11/29/2024	12,825	12,725	12,729	3.3%
				128,361	125,994	127,500	32.7%
Containers & packaging
Drew Foam Companies, Inc.	First lien senior secured loan	8.25% (L + 6.00%)	11/5/2025	7,413	7,337	7,413	1.9%
				7,413	7,337	7,413	1.9%
Diversified telecommunication services
Corbett Technology Solutions, Inc.	First lien senior secured delayed draw loan	7.10% (L + 5.00%)	4/29/2023	9,482	9,396	9,482	2.4%
	First lien senior secured loan	6.61% (L + 5.00%)	10/29/2027	1,751	1,734	1,751	0.5%
	First lien senior secured loan	6.24% (L + 5.00%)	10/29/2027	13,497	13,237	13,497	3.5%
	First lien senior secured revolving loan	7.03% (L + 5.00%)	10/29/2027	1,525	1,393	1,525	0.4%
Network Connex (f/k/a NTI Connect, LLC)	First lien senior secured loan	7.25% (L + 5.00%)	11/30/2024	5,276	5,193	5,223	1.3%
				31,531	30,953	31,478	8.1%
Electronic equipment, instruments & components
Process Insights, Inc.	First lien senior secured loan	8.85% (S + 7.50%)	10/30/2025	3,059	3,000	3,059	0.8%
				3,059	3,000	3,059	0.8%
Food products
IF&P Foods, LLC (FreshEdge)	First lien senior secured loan	6.75% (L + 5.25%)	8/15/2023	33,800	33,196	33,800	8.7%
Siegel Egg Co., LLC	First lien senior secured loan	6.50% (L + 5.50%)	12/29/2026	15,702	15,438	15,702	4.0%
	First lien senior secured revolving loan	6.92% (L + 5.50%)	12/29/2026	1,476	1,419	1,476	0.4%
				50,978	50,053	50,978	13.1%

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of June 30, 2022

(amounts in 000’s)

(Unaudited)

		Interest	Maturity	Principal/	Amortized	Fair	Percentage
Portfolio Company(1)	Investment	Rate	Date	Par	Cost(2)(3)	Value	of Net Assets
Debt and Equity Investments
Private Credit Investments(4)

Health care providers & services
Brightview, LLC	First lien senior secured delayed draw loan	8.63% (L + 5.75%)	4/12/2024	-	-	-	0.0%
	First lien senior secured loan	8.63% (L + 5.75%)	4/12/2024	13,067	12,934	13,067	3.4%
	First lien senior secured revolving loan	8.63% (L + 5.75%)	4/12/2024	-	-	-	0.0%
Guardian Dentistry Partners	First lien senior secured delayed draw loan	7.67% (S + 6.00%)	8/20/2026	4,663	4,449	4,663	1.2%
	First lien senior secured loan	7.67% (S + 6.00%)	8/20/2026	8,180	8,084	8,180	2.1%
Light Wave Dental Management LLC	First lien senior secured delayed draw loan	8.16% (S + 6.50%)	11/11/2023	913	820	913	0.2%
	First lien senior secured delayed draw loan	8.16% (S + 6.50%)	12/31/2023	4,116	4,076	4,116	1.1%
	First lien senior secured delayed draw loan	8.16% (S + 6.50%)	12/31/2023	2,896	2,867	2,896	0.7%
	First lien senior secured loan	8.16% (S + 6.50%)	12/31/2023	8,475	8,386	8,475	2.2%
	First lien senior secured loan	8.16% (S + 6.50%)	12/31/2023	4,533	4,489	4,533	1.2%
	First lien senior secured revolving loan	8.16% (S + 6.50%)	12/31/2023	-	-	-	0.0%
OMH-HealthEdge Holdings, LLC	First lien senior secured loan	7.50% (L + 6.00%)	10/24/2025	12,312	12,079	12,312	3.1%
	First lien senior secured loan	7.50% (L + 6.00%)	10/24/2025	5,349	5,239	5,349	1.4%
SGA Dental Partners Holdings, LLC	First lien senior secured delayed draw loan	7.65% (S + 5.50%)	12/30/2026	10,233	10,027	10,233	2.6%
	First lien senior secured loan	6.76% (S + 5.50%)	12/30/2026	12,009	11,760	12,009	3.1%
	First lient senior secured revolving loan	6.76% (S + 5.50%)	12/30/2026	-	-	-	0.0%
				86,746	85,210	86,746	22.3%
Household durables
Curio Brands, LLC	First lien senior secured delayed draw loan	6.92% (L + 5.50%)	12/21/2023	3,296	3,296	3,296	0.9%
	First lien senior secured loan	7.75% (L + 5.50%)	12/21/2027	18,054	17,610	18,054	4.6%
	First lien senior secured revolving loan	7.13% (L + 5.50%)	12/21/2027	1,290	1,290	1,290	0.3%
				22,640	22,196	22,640	5.8%

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of June 30, 2022

(amounts in 000’s)

(Unaudited)

		Interest	Maturity	Principal/	Amortized	Fair	Percentage
Portfolio Company(1)	Investment	Rate	Date	Par	Cost(2)(3)	Value	of Net Assets
Debt and Equity Investments
Private Credit Investments(4)
Household products
Home Brands Group Holdings, Inc. (ReBath)	First lien senior secured loan	6.67% (L + 5.00%)	11/8/2026	20,253	19,859	20,253	5.2%
	First lien senior secured revolving loan	6.67% (L + 5.00%)	11/8/2026	-	-	-	0.0%
				20,253	19,859	20,253	5.2%
IT services
Improving Acquisition LLC	First lien senior secured loan	8.01% (L + 5.50%)	7/26/2023	600	597	600	0.2%
				600	597	600	0.2%
Leisure products
MacNeill Pride Group	First lien senior secured delayed draw loan	8.57% (S + 6.25%)	4/22/2026	1,951	1,930	1,951	0.5%
	First lien senior secured delayed draw loan	8.57% (S + 6.25%)	4/22/2026	2,189	2,144	2,189	0.6%
	First lien senior secured loan	8.57% (L + 6.25%)	4/22/2026	8,663	8,568	8,663	2.2%
	First lien senior secured revolving loan	8.57% (S + 6.25%)	4/22/2026	1,378	1,351	1,378	0.4%
Trademark Global LLC	First lien senior secured delayed draw loan	7.92% (L + 6.25%)	7/30/2024	-	-	-	0.0%
	First lien senior secured loan	7.92% (L + 6.25%)	7/30/2024	11,452	11,366	11,051	2.8%
	First lien senior secured revolving loan	7.92% (L + 6.25%)	7/30/2024	2,880	2,859	2,779	0.7%
				28,513	28,218	28,011	7.2%
Machinery
Pennsylvania Machine Works, LLC	First lien senior secured loan	8.57% (S + 6.25%)	3/6/2027	2,019	2,000	2,019	0.5%
				2,019	2,000	2,019	0.5%
Personal products
DRS Holdings III, Inc. (Dr. Scholl’s)	First lien senior secured loan	7.42% (L + 5.75%)	11/1/2025	11,805	11,710	11,805	3.0%
	First lien senior secured revolving loan	7.42% (L + 5.75%)	11/1/2025	-	-	-	0.0%
PH Beauty Holdings III, Inc.	First lien senior secured loan	6.57% (L + 5.00%)	9/28/2025	9,592	9,281	9,472	2.5%
				21,397	20,991	21,277	5.5%
Pharmaceuticals
Foundation Consumer Brands	First lien senior secured loan	6.92% (L + 5.50%)	2/12/2027	8,069	8,005	8,069	2.1%
	First lien senior secured revolving loan	6.92% (L + 5.50%)	2/12/2027	-	-	-	0.0%
				8,069	8,005	8,069	2.1%
Professional services
4 Over International, LLC	First lien senior secured loan	8.25% (L + 6.50%)	12/7/2023	2,475	2,419	2,475	0.6%
	First lien senior secured loan	8.25% (L + 6.50%)	12/7/2023	22,126	21,625	22,126	5.7%
				24,601	24,044	24,601	6.3%

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of June 30, 2022

(amounts in 000’s)

(Unaudited)

		Interest	Maturity	Principal/	Amortized	Fair	Percentage
Portfolio Company(1)	Investment	Rate	Date	Par	Cost(2)(3)	Value	of Net Assets
Debt and Equity Investments
Private Credit Investments(4)
Software
Peak Technologies	First lien senior secured loan	8.58% (S + 6.50%)	4/1/2026	10,532	10,322	10,532	2.7%
	First lien senior secured loan	8.72% (L + 7.05%)	4/1/2026	397	390	397	0.1%
	First lien senior secured loan	8.74% (L + 6.50%)	4/1/2026	659	646	659	0.2%
	First lien senior secured loan	8.62% (L + 6.95%)	4/1/2026	3,742	3,668	3,742	1.0%
	First lien senior secured loan	8.68% (L + 7.09%)	4/1/2026	929	911	929	0.2%
	First lien senior secured loan	8.76% (L + 7.09%)	4/1/2026	12,704	12,594	12,704	3.2%
				28,963	28,531	28,963	7.4%
Specialty retail
Sundance Holdings Group, LLC (5)	First lien senior secured loan	8.11% (L + 6.00%)	5/1/2024	8,871	8,606	8,871	2.3%
				8,871	8,606	8,871	2.3%
Textiles, apparel & luxury goods
BEL USA, LLC	First lien senior secured loan	7.42% (S + 6.00% includes 1.275% PIK)	11/2/2023	114	113	114	0.0%
	First lien senior secured loan	7.42% (S + 6.00%)	11/2/2023	6,928	6,843	6,928	1.8%
YS Garments, LLC	First lien senior secured loan	7.54% (L + 5.50%)	8/9/2024	7,821	7,696	7,821	2.0%
				14,863	14,652	14,863	3.8%
Trading companies & distributors
Broder Bros., Co.	First lien senior secured loan	7.39% (L + 6.00%)	12/2/2022	4,824	4,685	4,824	1.2%
CGI Automated Manufacturing, LLC	First lien senior secured delayed draw loan	8.32% (S + 6.50%)	6/17/2023	3,757	3,652	3,757	1.0%
	First lien senior secured loan	8.32% (S + 6.50%)	12/17/2026	3,293	3,204	3,293	0.8%
	First lien senior secured loan	8.32% (S + 6.50%)	12/17/2026	18,016	17,473	18,016	4.6%
	First lien senior secured revolving loan	8.32% (S + 6.50%)	12/17/2026	-	-	-	0.0%
EIS Legacy, LLC	First lien senior secured delayed draw loan	7.07% (L + 5.50%)	5/1/2023	-	-	-	0.0%
	First lien senior secured loan	7.07% (L + 5.50%)	11/1/2026	18,369	17,943	18,369	4.7%
	First lien senior secured revolving loan	7.07% (L + 5.50%)	11/1/2026	-	-	-	0.0%
I.D. Images Acquisition, LLC	First lien senior secured delayed draw loan	8.50% (L + 6.25%)	1/30/2023	2,621	2,599	2,621	0.7%
	First lien senior secured loan	8.50% (L + 6.25%)	7/30/2026	8,369	8,243	8,369	2.1%
	First lien senior secured loan	8.50% (L + 6.25%)	7/30/2026	1,100	1,083	1,100	0.3%
	First lien senior secured loan	8.50% (L + 6.25%)	7/30/2026	6,023	5,972	6,023	1.6%
	First lien senior secured revolving loan	8.50% (L + 6.25%)	7/30/2026	1,152	1,122	1,152	0.3%
Refrigeration Sales Corp.	First lien senior secured loan	8.60% (L + 6.50%)	6/22/2026	6,910	6,813	6,910	1.8%

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of June 30, 2022

(amounts in 000’s)

(Unaudited)

		Interest	Maturity	Principal/	Amortized	Fair	Percentage
Portfolio Company(1)	Investment	Rate	Date	Par	Cost(2)(3)	Value	of Net Assets
Debt and Equity Investments
Private Credit Investments(4)

United Safety & Survivability Corporation (USSC)	First lien senior secured delayed draw loan	8.50% (L + 6.00%)	9/30/2023	-	-	-	0.0%
	First lien senior secured loan	8.50% (L + 6.00%)	9/30/2027	12,627	12,405	12,500	3.2%
	First lien senior secured revolving loan	8.50% (L + 6.00%)	9/30/2027	803	783	795	0.2%
				87,864	85,977	87,729	22.5%
Wireless telecommunication services
Centerline Communications, LLC	First lien senior secured delayed draw loan	7.05% (S + 5.50%)	8/10/2023	7,152	7,026	7,152	1.8%
	First lien senior secured delayed draw loan	7.05% (S + 5.50%)	8/10/2023	1,411	1,336	1,411	0.4%
	First lien senior secured loan	7.05% (S + 5.50%)	8/10/2027	9,219	9,051	9,219	2.4%
	First lien senior secured loan	7.05% (S + 5.50%)	8/10/2027	5,955	5,820	5,955	1.5%
	First lien senior secured revolving loan	7.05% (S + 5.50%)	8/10/2027	-	-	-	0.0%
				23,737	23,233	23,737	6.1%
Total Private Credit Debt Investments				718,290	705,076	716,581	183.9%

	Number		Fair	Percentage
	of Units	Cost	Value	of Net Assets
Private Equity Investments
Auto components
Vehicle Accessories, Inc. - Class A common (6)(7)	128.250	-	-	0.0%
Vehicle Accessories, Inc. - preferred (6)(7)	250.000	250	258	0.1%
	378.250	250	258	0.1%
Commercial services & supplies
American Equipment Holdings LLC (6)	250.000	250	250	0.1%
BLP Buyer, Inc. (Bishop Lifting Products) - Class A common (6)(8)	500.000	500	500	0.1%
	750.000	750	750	0.2%
Food products
Siegel Parent, LLC (9)	0.250	250	375	0.1%
Total Private Equity Investments	1,128.500	1,250	1,383	0.4%

Total Private Investments		706,326	717,964	184.3%

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of June 30, 2022

(amounts in 000’s)

(Unaudited)

	Number of		Fair	Percentage
	Shares	Cost	Value	of Net Assets
Short-Term Investments
First American Treasury Obligations Fund - Institutional Class Z, 1.27% (10)	8,405	8,405	8,405	2.2%
Total Short-Term Investments	8,405	8,405	8,405	2.2%

Total Investments		$714,731	$726,369	186.5%

Liabilities in Excess of Other Assets			(336,606)	(86.5)%
Net Assets			$389,763	100.0%

(1)	As of June 30, 2022, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company.

(2)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.

(3)	As of June 30, 2022, the tax cost of the Company’s investments approximates their amortized cost.

(4)	Loan contains a variable rate structure, that may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three- or six-month LIBOR), the Secured Overnight Funding Rate (“SOFR” or “S”) (which can include one-, three- or six-month SOFR), or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate).

(5)	The Company may be entitled to receive additional interest as a result of an arrangement with other lenders in the syndication. In exchange for the higher interest rate, the “last-out” portion is at a greater risk of loss. Certain lenders represent a “first out” portion of the investment and have priority to the “last-out” portion with respect to payments of principal and interest.

(6)	Non-income producing security.

(7)	The Company owns 0.19% of the common equity and 0.43% of the preferred equity of Vehicle Accessories, Inc.

(8)	The Company owns 0.53% of the common equity BLP Buyer, Inc. (Bishop Lifting Products).

(9)	The Company owns 50% of a pass-through LLC, KSCF IV Equity Aggregator, LLC (the “Aggregator”), which holds 500 Class A units of Siegel Parent, LLC. The Aggregator’s ownership of Siegel Parent, LLC is 1.14%. Through the Company’s ownership of the Aggregator, the Company owns 250 Class A units of Siegel Parent, LLC.

(10)	The indicated rate is the yield as of June 30, 2022.

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of December 31, 2021

(amounts in 000’s)

Portfolio Company(1)	Investment	Interest Rate	Maturity Date	Principal/ Par	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Debt and Equity Investments
Private Credit Investments(4)
Automobiles & components
Speedstar Holding LLC	First lien senior secured loan	8.00% (L + 7.00%)	1/22/2027	$5,005	$4,906	$5,055	1.6%
	First lien senior secured delayed draw loan	8.00% (L + 7.00%)	1/22/2027	-	-	-	0.0%
Vehicle Accessories, Inc.	First lien senior secured loan	6.50% (L + 5.50%)	11/30/2026	18,382	18,034	18,382	5.9%
	First lien senior secured revolving loan	6.50% (L + 5.50%)	11/30/2026	-	-	-	0.0%
				23,387	22,940	23,437	7.5%
Capital goods
Blade (US) Holdings, Inc.	First lien senior secured loan	7.00% (L + 6.00%)	8/31/2027	4,866	4,763	4,866	1.6%
	First lien senior secured delayed draw loan	7.00% (L + 6.00%)	3/3/2023	-	-	-	0.0%
Broder Bros., Co.	First lien senior secured loan	8.00% (L + 7.00%)	12/2/2022	5,369	5,044	5,369	1.7%
CGI Automated Manufacturing, LLC	First lien senior secured loan	6.50% (L + 5.50%)	12/17/2026	18,478	18,020	18,478	5.9%
	First lien senior secured delayed draw loan	6.50% (L + 5.50%)	12/17/2026	-	-	-	0.0%
	First lien senior secured revolving loan	6.50% (L + 5.50%)	12/17/2026	-	-	-	0.0%
Eastern Wholesale Fence	First lien senior secured revolving loan	8.00% (L + 7.00%)	10/30/2025	1,035	1,002	1,035	0.3%
	First lien senior secured loan	8.00% (L + 7.00%)	10/30/2025	3,317	3,210	3,317	1.1%
	First lien senior secured loan	8.00% (L + 7.00%)	10/30/2025	18,384	17,873	18,384	5.9%
EIS Legacy, LLC	First lien senior secured loan	6.50% (L + 5.50%)	11/1/2027	18,462	17,998	18,462	5.9%
	First lien senior secured delayed draw loan	6.50% (L + 5.50%)	11/1/2027	-	-	-	0.0%
	First lien senior secured revolving loan	6.50% (L + 5.50%)	11/1/2027	-	-	-	0.0%
Fastener Distribution Holdings, LLC	First lien senior secured delayed draw loan	8.00% (L + 7.00%)	4/1/2022	2,205	2,194	2,205	0.7%
	First lien senior secured loan	8.00% (L + 7.00%)	4/1/2022	1,942	1,939	1,942	0.6%
I.D. Images Acquisition, LLC	First lien senior secured delayed draw loan	7.25% (L + 6.25%)	1/30/2023	2,634	2,609	2,634	0.9%
	First lien senior secured revolving loan	7.25% (L + 6.25%)	7/30/2026	450	420	450	0.2%
	First lien senior secured loan	7.25% (L + 6.25%)	7/30/2026	15,570	15,353	15,570	5.0%
Refrigeration Sales Corp.	First lien senior secured loan	7.50% (L + 6.50%)	6/22/2026	6,945	6,835	6,945	2.2%
United Safety & Survivability Corporation (USSC)	First lien senior secured loan	7.00% (L + 6.00%)	9/30/2027	12,690	12,439	12,690	4.1%
	First lien senior secured revolving loan	7.00% (L + 6.00%)	9/30/2027	402	379	402	0.1%
	First lien senior secured delayed draw loan	7.00% (L + 6.00%)	9/30/2023	-	-	-	0.0%
				112,749	110,078	112,749	36.2%
Commercial & professional services
4 Over International, LLC	First lien senior secured loan	7.50% (L + 6.50%)	10/29/2027	24,875	24,249	24,875	8.0%

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of December 31, 2021

(amounts in 000’s)

Portfolio Company(1)	Investment	Interest Rate	Maturity Date	Principal/ Par	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Debt and Equity Investments
Private Credit Investments(4)
Advanced Environmental Monitoring (5)	First lien senior secured loan	8.00% (L + 7.00%)	1/29/2026	7,372	7,159	7,372	2.4%
American Equipment Holdings LLC	First lien senior secured delayed draw loan	7.00% (L + 6.00%)	11/3/2026	6,367	6,242	6,367	2.1%
	First lien senior secured revolving loan	7.00% (L + 6.00%)	11/3/2026	425	383	425	0.1%
	First lien senior secured loan	7.00% (L + 6.00%)	11/3/2026	16,511	16,188	16,511	5.3%
Arborworks Acquisition LLC	First lien senior secured revolving loan	7.00% (L + 6.00%)	11/9/2026	1,469	1,378	1,469	0.5%
	First lien senior secured loan	8.00% (L + 7.00%)	11/9/2026	20,312	19,914	20,312	6.5%
Gusmer Enterprises, Inc.	First lien senior secured delayed draw loan	7.00% (L + 6.00%)	5/7/2027	4,737	4,641	4,737	1.5%
	First lien senior secured revolving loan	7.00% (L + 6.00%)	5/7/2027	-	-	-	0.0%
	First lien senior secured loan	7.00% (L + 6.00%)	5/7/2027	3,500	3,388	3,500	1.1%
PMFC Holding, LLC	First lien senior secured delayed draw loan	7.50% (L + 6.50%)	7/31/2023	2,847	2,829	2,847	0.9%
	First lien senior secured loan	7.50% (L + 6.50%)	7/31/2023	5,676	5,639	5,676	1.8%
	First lien senior secured revolving loan	7.50% (L + 6.50%)	7/31/2023	-	-	-	0.0%
Regiment Security Partners LLC	First lien senior secured loan	8.00% (L + 7.00%)	9/15/2026	6,539	6,389	6,539	2.1%
	First lien senior secured delayed draw loan	8.00% (L + 7.00%)	9/15/2023	-	-	-	0.0%
	First lien senior secured revolving loan	8.00% (L + 7.00%)	9/15/2026	-	-	-	0.0%
The Kleinfelder Group, Inc.	First lien senior secured loan	6.25% (L + 5.25%)	11/15/2027	12,889	12,766	12,889	4.1%
				113,519	111,165	113,519	36.4%
Consumer durables & apparel
BCI Burke Holding Corp.	First lien senior secured loan	6.75% (L + 5.75%)	12/14/2027	17,303	16,997	17,303	5.5%
	First lien senior secured revolving loan	6.75% (L + 5.75%)	6/14/2027	389	360	389	0.1%
	First lien senior secured delayed draw loan	6.75% (L + 5.75%)	12/14/2023	-	-	-	0.0%
BEL USA, LLC	First lien senior secured loan	9.50% (L + 8.00%)	11/2/2023	148	147	146	0.0%
	First lien senior secured loan	8.50% (L + 7.00%, includes 1.275% PIK)	11/2/2023	8,988	8,835	8,853	2.8%
Curio Brands, LLC	First lien senior secured loan	6.50% (L + 5.50%)	12/21/2027	18,054	17,575	18,054	5.8%
	First lien senior secured delayed draw loan	6.50% (L + 5.50%)	12/21/2023	-	-	-	0.0%
	First lien senior secured revolving loan	6.50% (L + 5.50%)	12/21/2027	-	-	-	0.0%
MacNeill Pride Group	First lien senior secured revolving loan	7.50% (L + 6.50%)	4/22/2026	1,429	1,407	1,429	0.5%
	First lien senior secured delayed draw loan	7.50% (L + 6.50%)	4/22/2026	1,961	1,937	1,961	0.6%
	First lien senior secured loan	7.50% (L + 6.50%)	4/22/2026	8,706	8,598	8,706	2.8%

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of December 31, 2021

(amounts in 000’s)

Portfolio Company(1)	Investment	Interest Rate	Maturity Date	Principal/ Par	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Debt and Equity Investments
Private Credit Investments(4)
New Era Cap Company, Inc.	First lien senior secured loan	7.50% (L + 6.50%)	9/10/2023	12,724	12,624	12,724	4.1%
Trademark Global LLC	First lien senior secured loan	7.00% (L + 6.00%)	7/30/2024	11,510	11,404	11,510	3.7%
	First lien senior secured revolving loan	7.00% (L + 6.00%)	7/30/2024	2,280	2,254	2,280	0.7%
	First lien senior secured delayed draw loan	7.00% (L + 6.00%)	7/30/2023	-	-	-	0.0%
YS Garments, LLC	First lien senior secured loan	7.00% (L + 6.00%)	8/9/2024	7,936	7,779	7,936	2.6%
				91,428	89,917	91,291	29.2%
Diversified financials
Atria Wealth Solutions, Inc.	First lien senior secured loan	7.00% (L + 6.00%)	11/30/2022	5,191	5,156	5,191	1.7%
				5,191	5,156	5,191	1.7%

Food & beverage

Siegel Egg Co., LLC	First lien senior secured loan	7.00% (L + 6.00%)	12/29/2026	15,742	15,450	15,742	5.1%
	First lien senior secured revolving loan	7.00% (L + 6.00%)	12/29/2026	1,029	966	1,029	0.3%
				16,771	16,416	16,771	5.4%
Health care equipment & services
Brightview, LLC	First lien senior secured loan	6.75% (L + 5.75%)	4/12/2024	13,133	12,956	13,133	4.2%
	First lien senior secured delayed draw loan	6.75% (L + 5.75%)	4/12/2024	-	-	-	0.0%
	First lien senior secured revolving loan	6.75% (L + 5.75%)	4/12/2024	-	-	-	0.0%
Dermatologists of Southwestern Ohio, LLC	First lien senior secured loan	9.50% (L + 8.50%)	4/20/2022	1,282	1,270	1,282	0.4%
Guardian Dentistry Partners	First lien senior secured loan	6.75% (L + 5.75%)	8/20/2026	8,222	7,860	8,222	2.6%
	First lien senior secured delayed draw loan	6.75% (L + 5.75%)	8/20/2026	-	-	-	0.0%
OMH-HealthEdge Holdings, LLC	First lien senior secured loan	6.50% (L + 5.25%)	10/24/2025	12,375	12,138	12,375	4.0%
SGA Dental Partners Holdings, LLC	First lien senior secured loan	6.50% (L + 5.50%)	12/30/2026	12,069	11,681	12,069	3.9%
	First lien senior secured delayed draw loan	6.50% (L + 5.50%)	12/30/2026	-	-	-	0.0%
	First lien senior secured revolving loan	6.50% (L + 5.50%)	12/30/2026	-	-	-	0.0%
West Dermatology Management Holdings, LLC	First lien senior secured loan	7.00% (L + 6.00%)	2/11/2025	1,975	1,957	1,975	0.6%
				49,056	47,862	49,056	15.7%
Household & personal products
DRS Holdings III, Inc. (Dr. Scholl’s)	First lien senior secured loan	6.75% (L + 5.75%)	11/1/2025	12,129	12,014	12,129	3.9%
	First lien senior secured revolving loan	6.75% (L + 5.75%)	11/1/2025	-	-	-	0.0%
Home Brands Group Holdings, Inc. (ReBath)	First lien senior secured loan	6.00% (L + 5.00%)	11/8/2026	20,988	20,537	20,988	6.7%
	First lien senior secured revolving loan	6.00% (L + 5.00%)	11/8/2026	-	-	-	0.0%
PH Beauty Holdings III, Inc.	First lien senior secured loan	5.18% (L + 5.00%)	9/28/2025	9,642	9,287	9,642	3.1%
				42,759	41,838	42,759	13.7%

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of December 31, 2021

(amounts in 000’s)

Portfolio Company(1)	Investment	Interest Rate	Maturity Date	Principal/ Par	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Debt and Equity Investments
Private Credit Investments(4)
Materials
Cyalume Technologies Holdings, Inc.	First lien senior secured loan	6.50% (L + 5.50%)	8/30/2024	1,657	1,644	1,657	0.5%
Drew Foam Companies, Inc.	First lien senior secured loan	7.00% (L + 6.00%)	11/5/2025	7,450	7,360	7,450	2.4%
Fralock Buyer LLC	First lien senior secured loan	6.50% (L + 5.50%)	4/17/2024	9,251	9,091	9,251	3.0%
	First lien senior secured loan	6.50% (L + 5.50%)	4/17/2024	2,453	2,413	2,453	0.8%
	First lien senior secured revolving loan	6.50% (L + 5.50%)	4/17/2024	-	-	-	0.0%
USALCO, LLC	First lien senior secured revolving loan	7.00% (L + 6.00%)	10/19/2026	191	142	191	0.1%
	First lien senior secured loan	7.00% (L + 6.00%)	10/19/2027	19,375	18,918	19,375	6.2%
				40,377	39,568	40,377	13.0%

Pharmaceuticals, biotech & life sciences

Foundation Consumer Brands	First lien senior secured loan	7.38% (L + 6.38%)	2/12/2027	8,485	8,407	8,485	2.7%
	First lien senior secured revolving loan	7.38% (L + 6.38%)	2/12/2027	-	-	-	0.0%
				8,485	8,407	8,485	2.7%
Retailing
Sundance Holdings Group, LLC (5)	First lien senior secured loan	7.00% (L + 6.00%)	5/1/2024	9,522	9,164	9,522	3.1%
				9,522	9,164	9,522	3.1%
Software & services
Improving Acquisition LLC	First lien senior secured loan	7.50% (L + 6.50%)	7/26/2024	603	598	603	0.2%
Peak Technologies	First lien senior secured loan	8.09% (L + 7.09%)	4/1/2026	12,800	12,678	12,800	4.1%
	First lien senior secured loan	7.50% (L + 6.50%)	4/1/2026	662	649	662	0.2%
				14,065	13,925	14,065	4.5%
Telecommunication services
Centerline Communications, LLC	First lien senior secured loan	6.50% (L + 5.50%)	8/10/2027	9,265	9,082	9,265	3.0%
	First lien senior secured delayed draw loan	6.50% (L + 5.50%)	8/10/2023	5,746	5,622	5,746	1.9%
	First lien senior secured revolving loan	6.50% (L + 5.50%)	8/10/2027	1,200	1,166	1,200	0.4%
	First lien senior secured loan	6.50% (L + 5.50%)	8/10/2027	5,985	5,870	5,985	1.9%
Corbett Technology Solutions, Inc.	First lien senior secured revolving loan	6.00% (L + 5.00%)	10/29/2027	381	248	381	0.1%
	First lien senior secured delayed draw loan	6.00% (L + 5.00%)	4/29/2023	9,530	9,435	9,530	3.1%
	First lien senior secured loan	6.00% (L + 5.00%)	10/27/2027	13,564	13,298	13,564	4.3%
Network Connex (f/k/a NTI Connect, LLC)	First lien senior secured loan	6.00% (L + 5.00%)	4/5/2026	5,302	5,209	5,302	1.7%
				50,973	49,930	50,973	16.4%
Total Private Credit Debt Investments				578,282	566,366	578,195	185.5%

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

As of June 30, 2022, the Company has entered into subscription agreements with investors for an aggregate capital commitment of $761,694 to purchase shares of the Company’s common stock (including a $13,250 capital commitment that is contingent on the Company meeting certain conditions). See Note 11 – Subsequent Events.

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

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon the Company’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid or there is no longer any reasonable doubt that such principal or interest will be collected in full and, in the Company’s judgment, principal and interest are likely to remain current. The Company may make exceptions to this policy if the loan has sufficient collateral value (i.e., typically measured as enterprise value of the portfolio company) or is in the process of collection.

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

L. LIBOR Transition — The U.K. Financial Conduct Authority (“FCA”) announced that certain London Interbank Offered Rate (“LIBOR”) tenors in certain currencies ceased to be provided at the end of 2021 with all remaining tenors ceasing in June 2023. Alternatives to LIBOR have been established, or are in development in most major currencies, including the Secured Overnight Financing Rate (“SOFR”) that is intended to replace U.S. dollar LIBOR. Markets are developing in response to these new reference rates. The LIBOR transition has become increasingly well-defined in advance of its anticipated discontinuation, but uncertainty remains related to the liquidity impact of the change in rates, and how to appropriately adjust these rates at the time of transition. At this time, it is not possible to predict fully the ultimate outcome of these changes.

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

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

Note 3. Agreements and Related Party Transactions

A. Administration Agreement—on February 5, 2021, the Company entered into an Administration Agreement with its Advisor, which serves as its Administrator and will provide or oversee the performance of its required administrative services and professional services rendered by others, which will include (but are not limited to), accounting, payment of our expenses, legal, compliance, operations, technology and investor relations, preparation and filing of its tax returns, and preparation of financial reports provided to its stockholders and filed with the SEC.

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

For the three months ended June 30, 2022 and 2021, the Company incurred base management fees of $1,498 and $422, respectively.

For the six months ended June 30, 2022 and 2021, the Company incurred base management fees of $2,824 and $598, respectively.

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

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

Incentive Fee on Income

The incentive fee based on income (the “income incentive fee”) is determined and paid quarterly in arrears in cash. The Company’s quarterly pre-incentive fee net investment income must exceed a preferred return of 1.50% of the Company’s net asset value (“NAV”) at the end of the immediately preceding calendar quarter (6.0% annualized but not compounded) (the “Hurdle Amount”) in order for the Company to receive an income incentive fee. The income incentive fee is calculated as follows:

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

For the three months ended June 30, 2022, the Company incurred incentive fees on income of $775 (none on capital gains).

For the three months ended June 30, 2021 the Company did not incur any incentive fees on income or capital gains.

For the six months ended June 30, 2022, the Company incurred incentive fees on income of $1,728 and on capital gains of $2 (total of $1,730).

For the six months ended June 30, 2021, the Company did not incur any incentive fee on income or capital gains.

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

The initial portfolio purchased from the Warehousing Entity consisted of 18 loans, with an average outstanding balance of $5,876, an average purchase price of 97.4% of principal value and an average yield on that date of 8.8%. None of these loans in the initial portfolio were in default or non-accrual status. All of the loans are senior secured and the borrowers are middle and upper middle market companies. The purchase of the initial portfolio was completed before the Company elected to be treated as a business development company under the 1940 Act. This initial acquisition and all related transactions are referred to as the “Formation Transactions.”

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

Note 4. Investments

The following table presents the composition of the Company’s investment portfolio at amortized cost and fair value as of June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
First-lien senior secured debt investments	$705,076	$716,581	$566,366	$578,195
Equity investments	1,250	1,383	250	250
Short-term investments	8,405	8,405	3,674	3,674
Total Investments	$714,731	$726,369	$570,290	$582,119

As of June 30, 2022 and December 31, 2021, all of the Company’s investments were qualifying assets as defined by Section 55(a) of the 1940 Act.

Beginning with the three months ended March 31, 2022, the Company uses Global Industry Classification Standards (GICS), Level 3 – Industry, for classifying the industry groupings of its portfolio companies. As of December 31, 2021, the Company used GICS, Level 2 – Industry Group.

The industry composition of long-term investments based on fair value as of June 30, 2022 and December 31, 2021 was as follows:

June 30, 2022
Commercial services & supplies	17.9%
Trading companies & distributors	12.2%
Health care providers & services	12.1%
Food products	7.2%
Building products	5.6%
Chemicals	4.7%
Diversified telecommunication services	4.4%
Software	4.0%
Leisure products	3.9%
Auto components	3.9%
Professional services	3.4%
Wireless telecommunication services	3.3%
Household durables	3.2%
Personal products	3.0%
Household products	2.8%
Textiles, apparel & luxury goods	2.1%
Aerospace & defense	1.5%
Specialty retail	1.2%
Pharmaceuticals	1.1%
Containers & packaging	1.0%
Asset management & custody banks	0.7%
Electronic equipment, instruments & components	0.4%
Machinery	0.3%
IT services	0.1%
Total	100.0%

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

The following tables presents the fair value hierarchy of investments as of June 30, 2022 and December 31, 2021. Note that the valuation levels below are not necessarily an indication of the risk or liquidity associated with the underlying investment.

	Fair Value Hierarchy as of June 30, 2022
Investments:	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$-	$-	$716,581	$716,581
Private equity investments	-	-	1,383	1,383
Short-term investments	8,405	-	-	8,405
Total Investments	$8,405	$-	$717,964	$726,369

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

	Fair Value Hierarchy as of December 31, 2021
Investments:	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$-	$-	$578,195	$578,195
Private equity investments	-	-	250	250
Short-term investments	3,674	-	-	3,674
Total Investments	$3,674	$-	$578,445	$582,119

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and six months ended June 30, 2022 and 2021:

For the three months ended June 30, 2022	First-lien senior secured debt investments	Private equity investments	Total
Fair value, beginning of period	$616,067	$1,000	$617,067
Purchases of investments	114,678	250	114,928
Proceeds from sales of investments and principal repayments	(15,615)	-	(15,615)
Net change in unrealized gain (loss)	189	133	322
Net realized gain (loss)	-	-	-
Net accretion of discount on investments	1,262	-	1,262
Transfers into (out of) Level 3	-	-	-
Fair value, end of period	$716,581	$1,383	$717,964

For the three months ended June 30, 2021	First-lien senior secured debt investments	Private equity investments	Total
Fair value, beginning of period	$151,957	$-	$151,957
Purchases of investments	55,122	-	55,122
Proceeds from sales of investments and principal repayments	(3,344)	-	(3,344)
Net change in unrealized gain (loss)	1,126	-	1,126
Net realized gain (loss)	-	-	-
Net accretion of discount on investments	298	-	298
Transfers into (out of) Level 3	-	-	-
Fair value, end of period	$205,159	$-	$205,159

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

For the six months ended June 30, 2022	First-lien senior secured debt investments	Private equity investments	Total
Fair value, beginning of period	$578,195	$250	$578,445
Purchases of investments	180,452	1,000	181,452
Proceeds from sales of investments and principal repayments	(43,777)	-	(43,777)
Net change in unrealized gain (loss)	(323)	133	(190)
Net realized gain (loss)	23	-	23
Net accretion of discount on investments	2,011	-	2,011
Transfers into (out of) Level 3	-	-	-
Fair value, end of period	$716,581	$1,383	$717,964

For the six months ended June 30, 2021	First-lien senior secured debt investments	Private Equity investments	Total
Fair value, beginning of period	$-	$-	$-
Purchases of investments	204,434	-	204,434
Proceeds from sales of investments and principal repayments	(3,649)	-	(3,649)
Net change in unrealized gain (loss)	3,908	-	3,908
Net realized gain (loss)	-	-	-
Net accretion of discount on investments	466	-	466
Transfers into (out of) Level 3		-	-
Fair value, end of period	$205,159	$-	$205,159

For the three and six months ended June 30, 2022 and 2021, the Company did not recognize any transfers to or from Level 3. The increase in unrealized gain (loss) relates to investments that were held during the period. The Company includes these unrealized gains and losses on the Statement of Operations – Net Change in Unrealized Gains (Losses).

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

Valuation Techniques and Unobservable Inputs

Non-traded debt investments are typically valued using either a market yield analysis or an enterprise value analysis. For debt investments that are not determined to be credit impaired, the Company uses a market yield analysis to determine fair value. If the debt investment is credit impaired (which is determined by performing an enterprise value analysis), the Company will use the enterprise value analysis or a liquidation basis analysis to determine fair value. As of June 30, 2022, none of the Company’s non-traded debt investments were determined to be credit impaired, and the Company used a market yield analysis to determine fair value on these investments.

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

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

Quantitative Table for Valuation Techniques

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of June 30, 2022 and December 31, 2021. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	As of June 30, 2022
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
First-lien senior secured debt investments	$716,581	Market Approach - Yield Analysis	Credit Spreads	5.00% - 8.50%	6.01%
Private equity investments	$1,008	Precedent Transaction Analysis	Transaction Price	1.0	1.0
	$375	Precedent Transaction Analysis	EBITDA Multiples	9.00% - 9.00%	9.00%
	$717,964

	As of December 31, 2021
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
First-lien senior secured debt investments	$578,195	Market Approach - Yield Analysis	Credit Spreads	5.00% - 8.50%	6.00%
Private equity investments	$250	Precedent Transaction Analysis	Transaction Price	1.0	1.0
	$578,445

Note 6. Debt

Subscription Credit Agreement

As of June 30, 2022, the Company had a $175,000 credit agreement (the “Subscription Credit Agreement”) with certain lenders party thereto. The Subscription Credit Agreement permits the Company to borrow up to $175,000, subject to availability under the borrowing base which is calculated based on the unused capital commitments of the investors meeting various eligibility requirements. The interest rate under the Subscription Credit Agreement is equal to SOFR plus 1.975% (subject to a 0.275% SOFR floor). The Company is also required to pay a commitment fee of 0.25% per annum on any unused portion of the Subscription Credit Agreement. The Subscription Credit Agreement will expire on December 31, 2022. See Note 11 – Subsequent Events.

For the six months ended June 30, 2022 and 2021, the average amount of borrowings outstanding under the Subscription Credit Agreement was $54,110 and $15,911, respectively, with a weighted average interest rate of 2.50% and 2.26%, respectively. As of June 30, 2022, the Company had $114,000 outstanding under the Subscription Credit Agreement at a weighted average interest rate of 3.40%.

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

Corporate Credit Facility

On February 18, 2022, the Company entered into a senior secured revolving credit facility (the “Corporate Credit Facility”), that has a total commitment of $275,000. The Corporate Credit Facility’s commitment termination date and the final maturity date are February 18, 2026 and February 18, 2027, respectively. The Corporate Credit Facility also provides for a feature that allows the Company, under certain circumstances, to increase the overall size of the Corporate Credit Facility to a maximum of $550,000. The interest rate on the Corporate Credit Facility is equal to Term SOFR (a forward-looking rate based on SOFR futures) plus an applicable spread of 2.35% per annum (which includes a SOFR adjustment spread of 0.10%) or an “alternate base rate” (as defined in the agreements governing the Corporate Credit Facility) plus an applicable spread of 1.25%. The Company is also required to pay a commitment fee of 0.375% per annum on any unused portion of the Corporate Credit Facility.

Under the Corporate Credit Facility, the Company is required to comply with various covenants, reporting requirements and other customary requirements for similar revolving credit facilities, including, without limitation, covenants related to: (a) limitations on the incurrence of additional indebtedness and liens, (b) limitations on certain investments, (c) limitations on certain restricted payments, (d) maintaining a certain minimum stockholders’ equity, and (e) maintaining a ratio of total assets (less total liabilities not representing indebtedness) to total indebtedness of the Company and its consolidated subsidiaries of not less than 1.5:1.0. These covenants are subject to important limitations and exceptions that are described in the agreements governing the Corporate Credit Facility. Amounts available to borrow under the Corporate Credit Facility are subject to compliance with a borrowing base that applies different advance rates to different types of assets (based on their value as determined pursuant to the Corporate Credit Facility) that are pledged as collateral. The Corporate Credit Facility is secured by certain assets in the Company’s portfolio and excludes investments held by Kayne Anderson BDC Financing LLC (“KABDCF”) under the Revolving Funding Facility (as defined below).

For the six months ended June 30, 2022, the average amount of borrowings outstanding under the Corporate Credit Facility was $57,315 with a weighted average interest rate of 2.91%. As of June 30, 2022, the Company had $78,000 outstanding under the Corporate Credit Facility at a weighted average interest rate of 3.20%. See Note 11 – Subsequent Events.

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

For the six months ended June 30, 2022, the average amount of borrowings outstanding under the Revolving Funding Facility was $110,221 with a weighted average interest rate of 2.80%. As of June 30, 2022, the Company had $150,000 outstanding under the Revolving Funding Facility at a weighted average interest rate of 3.79%.

Loan and Security Agreement

On February 18, 2022, the Company and KABDCF established two new credit facilities (described above) and fully repaid the $150,000 outstanding balance on the Loan and Security Agreement (the “LSA”), which was entered into by KABDCF in February 2021. Advances under LSA had an interest rate of LIBOR plus 4.25% (subject to a 1.00% LIBOR floor).

For the six months ended 2022, the average amount of borrowings outstanding under the LSA were $41,105 with a weighted average interest rate of 5.25%.

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

Debt obligations consisted of the following as of June 30, 2022 and December 31, 2021:

	June 30, 2022
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Corporate Credit Facility	$275,000	$78,000	$197,000	$75,824
Revolving Funding Facility	250,000	150,000	30,007	147,551
Subscription Credit Agreement	175,000	114,000	61,000	113,773
Total debt	$700,000	$342,000	$288,007	$337,148

(1)	The amount available reflects any limitations related to each credit facility’s borrowing base as of June 30, 2022.

(2)	The carrying value of the Corporate Credit Facility, Revolving Funding Facility, and Subscription Credit Agreement are presented net of deferred financing costs totaling $4,852.

	December 31, 2021
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Loan and Security Agreement (LSA)	$200,000	$162,000	$13,685	$161,753
Subscription Credit Agreement	150,000	105,000	45,000	104,575
Total debt	$350,000	$267,000	$58,685	$266,328

(1)	The amount available reflects any limitations related to each credit facility’s borrowing base as of December 31, 2021.

(2)	The carrying value of the LSA and Subscription Credit Agreement are presented net of deferred financing costs totaling $672.

For the three and six months ended June 30, 2022 and 2021, the components of interest expense were as follows:

	For the three months ended
	June 30, 2022	June 30, 2021
Interest expense	$2,528	$877
Amortization of debt issuance costs	486	51
Total interest expense	$3,014	$928
Average interest rate	4.3%	5.6%
Average borrowings	$283,637	$66,407

	For the six months ended
	June 30, 2022	June 30, 2021
Interest expense	$4,817	$1,303
Amortization of debt issuance costs	1,005	86
Total interest expense	$5,822	$1,389
Average interest rate	4.5%	5.6%
Average borrowings	$262,751	$61,479

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

Note 7. Share Transactions

Common Stock Issuances

The following table summarizes the number of common stock shares issued and aggregate proceeds received from such issuances related to the Company’s capital call notices pursuant to subscription agreements with investors for the six months ended June 30, 2022 and 2021.

	For the six months ended June 30, 2022
	Offering	Common	Aggregate
	price per	stock	offering
Common stock issue date	share	shares issued	amount
January 24, 2022	$16.36	4,191,292	$68,582
Total common stock issued		4,191,292	$68,582

	For the six months ended June 30, 2021
	Offering	Common	Aggregate
	price per	stock	offering
Common stock issue date	share	shares issued	amount
February 5, 2021	$15.00	5,666,667	$85,000
April 23, 2021	$15.57	3,532,434	55,000
Total common stock issued		9,199,101	$140,000

As of June 30, 2022, the Company had subscription agreements with investors for an aggregate capital commitment of $761,694 to purchase shares of common stock (including a $13,250 capital commitment that is contingent on the Company meeting certain conditions). Of this amount, the Company had $393,611 of undrawn commitments at June 30, 2022. See Note 11 – Subsequent Events.

Dividends and Dividend Reinvestment

The following table summarizes the dividends declared and payable by the Company for the six months ended June 30, 2022. See Note 11 – Subsequent Events.

Dividend declaration date	Dividend record date	Dividend payment date	Dividend per share
April 19, 2022	April 20, 2022	April 26, 2022	$0.26
Total dividends declared			$0.26

The following table summarizes the dividends declared and payable by the Company for the six months ended June 30, 2021.

Dividend declaration date	Dividend record date	Dividend payment date	Dividend per share
April 23, 2021	April 20, 2021	May 14, 2021	$0.15
Total dividends declared			$0.15

The following table summarizes the amounts received and shares of common stock issued to shareholders pursuant to the Company’s dividend reinvestment plan for the six months ended June 30, 2022. See Note 11 – Subsequent Events.

	Dividend	DRIP
	payment	shares	DRIP
Dividend record date	date	issued	value
December 29, 2021	January 18, 2022	55,590	$902
April 20, 2022	April 26, 2022	75,270	1,222
		130,860	$2,124

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

The following table summarizes the amounts received and shares of common stock issued to shareholders pursuant to the Company’s dividend reinvestment plan for the six months ended June 30, 2021

	Dividend	DRIP
	payment	shares	DRIP
Dividend record date	date	issued	value
April 20, 2021	May 14, 2021	1,361	$21
		1,361	$21

Note 8. Commitments and Contingencies

The Company had an aggregate of $91,509 and $97,810, respectively, of unfunded commitments to provide debt financing to its portfolio companies as of June 30, 2022 and December 31, 2021. Such commitments are generally subject to the satisfaction of certain financial and nonfinancial covenants and certain operational metrics; involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s consolidated statements of assets and liabilities; and are not reflected in the Company’s consolidated statements of assets and liabilities. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

A summary of the composition of the unfunded commitments as of June 30, 2022 and December 31, 2021 is shown in the table below:

	As of	As of
	June 30, 2022	December 31, 2021
Allentown, LLC	$2,142	$-
American Equipment Holdings LLC	8,241	1,698
Arborworks Acquisition LLC	2,813	3,219
Atria Wealth Solutions, Inc.	3,229	-
BCI Burke Holding Corp.	5,254	4,935
Blade (US) Holdings, Inc.	-	1,121
BLP Buyer, Inc. (Bishop Lifting Products)	1,047	-
Brightview, LLC	4,647	4,647
Centerline Communications, LLC	6,661	2,040
CGI Automated Manufacturing, LLC	2,717	6,522
Corbett Technology Solutions, Inc.	381	1,525
Curio Brands, LLC	1,432	6,018
DRS Holdings III, Inc. (Dr. Scholl's)	310	310
EIS Legacy, LLC	6,538	6,538
Eastern Wholesale Fence	-	666
Foundation Consumer Brands	577	577
Fralock Buyer LLC	749	749
Guardian Dentistry Partners	11,230	15,898
Gusmer Enterprises, Inc.	3,676	4,220
Home Brands Group Holdings, Inc. (ReBath)	2,099	2,099
I.D. Images Acquisition, LLC	869	1,570
Light Wave Dental Management LLC	9,012	-
MacNeill Pride Group	2,499	357
PMFC Holding, LLC	342	684
Regiment Security Partners LLC	3,621	7,200
SGA Dental Partners Holdings, LLC	2,681	12,931
Siegel Egg Co., LLC	1,655	2,102
Speedstar Holding LLC	694	694
Trademark Global LLC	582	1,182
United Safety & Survivability Corporation (USSC)	3,883	4,285
USALCO, LLC	1,335	2,352
Vehicle Accessories, Inc.	593	1,671
Total unfunded commitments	$91,509	$97,810

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2022 and December 31, 2021, management was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

Note 9. Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of June 30, 2022 and 2021, there were no dilutive shares.

The following table sets forth the computation of basic and diluted earnings per share of common stock for the three and six months ended June 30, 2022 and 2021:

	For the three months ended		For the six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net increase (decrease) in net assets resulting from operations	$7,462	$3,208	$13,191	$6,653
Weighted average shares of common stock outstanding - basic and diluted	23,529,376	8,346,491	22,964,415	7,337,219
Earnings (loss) per share of common stock - basic and diluted	$0.32	$0.38	$0.57	$0.91

Note 10. Financial Highlights

The following per share of common stock data has been derived from information provided in the unaudited financial statements. The following is a schedule of financial highlights for the six months ended June 30, 2022 and 2021:

	For the six months ended June 30,
Per Common Share Operating Performance (1)	2022 (amounts in thousands, except share and per share amounts)	2021 (amounts in thousands, except share and per share amounts)
Net Asset Value, Beginning of Period(2)	$16.22	$14.86

Results of Operations:
Net Investment Income	0.58	0.35
Net Realized and Unrealized Gain (Loss) on Investments(3)	0.01	0.70
Net Increase (Decrease) in Net Assets Resulting from Operations	0.59	1.05

Distributions to Common Stockholders
Distributions	(0.26)	(0.15)
Net Decrease in Net Assets Resulting from Distributions	(0.26)	(0.15)

Net Asset Value, End of Period	$16.55	$15.76

Shares Outstanding, End of Period	23,550,054	9,201,129

Ratio/Supplemental Data
Net assets, end of period	$389,763	$145,026
Weighted-average shares outstanding	22,964,415	7,337,219
Total Return(4)	3.6%	6.1%
Portfolio turnover	6.9%	6.3%
Ratio of operating expenses to average net assets(5)	6.4%	6.8%
Ratio of net investment income (loss) to average net assets(5)	7.4%	6.4%

(1)	The per common share data was derived by using weighted average shares outstanding.

(2)	On February 5, 2021, the initial offering price of $15.00 per share less $0.14 per share of organizational costs.

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

(3)	Realized and unrealized gains and losses per share in this caption are balancing amounts necessary to reconcile the change in net asset value per share for the period, and may not reconcile with the aggregate gains and losses in the Consolidated Statement of Operations due to share transactions during the period.

(4)	Total return is calculated as the change in net asset value ("NAV") per share during the period, plus distributions per share (if any), divided by the beginning NAV per share. The calculation also assumes reinvestment of dividends at actual prices pursuant to the Company’s dividend reinvestment plan. Total return is not annualized.

(5)	The ratios reflect an annualized amount, except in the case of non-recurring expenses (e.g. initial organizational expense of $175 for the period February 5, 2021 (commencement of operations) through June 30, 2021).

Note 11. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the financial statements included herein. There have been no subsequent events that require recognition or disclosure in these financial statements except as described below.

On July 1, 2022, the Company decreased its commitment under the Subscription Credit Facility from $175,000 to $150,000. All other terms of the Subscription Credit Facility remain substantially the same.

On July 19, 2022, the Company increased its Corporate Credit Facility commitment amount from $275,000 to $350,000. All other terms of the Corporate Credit Facility remain substantially the same.

On July 22, 2022, the Company sold 7,666,830 shares of its common stock at a price of $16.30 per share for an aggregate offering amount of $125,000. As of the same date, the Company has subscription agreements with investors for an aggregate capital commitment of $777,652 (including a $7,900 capital commitment that is contingent on the Company meeting certain conditions) to purchase shares of common stock ($284,569 of the commitments are undrawn).

On July 27, 2022, the Company paid a distribution of $0.30 per share to each common stockholder of record as of July 20, 2022. The total distribution was $7,065 and $1,431 was reinvested into the Company through the purchase of 88,081 shares of common stock.

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

Recent Developments

On July 1, 2022, we decreased our commitment under our Subscription Credit Facility from $175 million to $150 million, and on July 19, 2022, we increased our commitment under our Corporate Credit Facility from $275 million to $350 million.

On July 22, 2022, we sold 7.7 million shares of common stock at a price of $16.30 per share for an aggregate offering amount of $125.0 million. As of the same date, we have subscription agreements with investors for an aggregate capital commitment of $777.7 million (including a $7.9 million capital commitment that is contingent on us meeting certain conditions) to purchase shares of common stock ($284.6 million of the commitments are undrawn).

On July 27, 2022, we paid a distribution of $0.30 per share to each common stockholder of record as of July 20, 2022. The total distribution was $7.1 million and $1.4 million was reinvested into the Company through the purchase of 88,081 shares of common stock.

Portfolio and Investment Activity

As of June 30, 2022, we had 128 debt investments and 5 equity investments in 52 portfolio companies with an aggregate fair value of approximately $718.0 million and an amortized cost of $706.3 million consisting of first lien senior secured debt ($716.6 million fair value) and equity ($1.4 million fair value) investments.

As of June 30, 2022, our weighted average total yield to maturity of debt and income producing securities at fair value was 8.4%, and our weighted average total yield to maturity of debt and income producing securities at amortized cost was 8.5%.

Our investment activity for the three months ended June 30, 2022 and 2021 is presented below (information presented herein is at par value unless otherwise indicated).

	For the three months ended June 30,
	2022 ($ in millions)	2021 ($ in millions)
New investments:
Gross new investment commitments	$118.3	$86.8
Less: investment commitments sold down, exited or repaid (1)	(6.9)	(5.1)
Net investment commitments	111.4	81.7

Principal amount of investments funded:
Private credit investments	$116.9	$56.2
Liquid credit investments	-	12.2
Preferred equity investments (2)	-	-
Common equity investments (2)	0.3	-
Total principal amount of investments funded	117.2	68.4

Principal amount of investments sold:
Private credit investments	(15.3)	(3.3)
Liquid credit investments	-	(1.8)
Total principal amount of investments sold or repaid	(15.3)	(5.1)

Number of new investment commitments	25	47
Average new investment commitment amount	$4.7	$1.8

Weighted average maturity for new investment commitments (3)	2.4 years	4.8 years
Percentage of new debt investment commitments at floating rates	100.0%	98.0%
Percentage of new debt investment commitments at fixed rates	0.0%	2.0%
Weighted average interest rate of new investment commitments	7.7%	6.6%
Weighted average spread over benchmark rate of new floating rate investment commitments	6.1%	5.6%
Weighted average interest rate on investment sold or paid down	7.7%	6.1%

(1)	Does not include repayments on revolving loans, which may be redrawn.

(2)	As of June 30, 2022, preferred equity investments and common equity investments were reported in aggregate as equity investments.

(3)	For undrawn delayed draw term loans, the maturity date used is that of the associated term loan.

Beginning with the three months ended March 31, 2022, we use Global Industry Classification Standards (GICS), Level 3 – Industry, for classifying the industry groupings of its portfolio companies. As of December 31, 2021, we used GICS, Level 2 – Industry Group.

The tables below describe long-term investments by industry composition based on fair value as of June 30, 2022 and December 31, 2021:

June 30, 2022

Commercial services & supplies	17.9%
Trading companies & distributors	12.2%
Health care providers & services	12.1%
Food products	7.2%
Building products	5.6%
Chemicals	4.7%
Diversified telecommunication services	4.4%
Software	4.0%
Leisure products	3.9%
Auto components	3.9%
Professional services	3.4%
Wireless telecommunication services	3.3%
Household durables	3.2%
Personal products	3.0%
Household products	2.8%
Textiles, apparel & luxury goods	2.1%
Aerospace & defense	1.5%
Specialty retail	1.2%
Pharmaceuticals	1.1%
Containers & packaging	1.0%
Asset management & custody banks	0.7%
Electronic equipment, instruments & components	0.4%
Machinery	0.3%
IT services	0.1%
Total	100.0%

December 31, 2021

Commercial & professional services	19.6%
Capital goods	19.5%
Consumer durables & apparel	15.8%
Telecommunication services	8.8%
Health care equipment & services	8.5%
Household & personal products	7.4%
Materials	7.0%
Automobiles & components	4.1%
Food & beverage	2.9%
Software & services	2.4%
Retailing	1.6%
Pharmaceuticals, biotech & life sciences	1.5%
Diversified financials	0.9%
Total	100.0%

Results of Operations

For the three and six months ended June 30, 2022 and 2021, our total investment income was derived from our portfolio of investments. All debt investments were income producing, and there were no loans on non-accrual status as of June 30, 2022 or 2021.

The following table represents the operating results for the three and six months ended June 30, 2022 and 2021:

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
	($ in millions)	($ in millions)	($ in millions)	($ in millions)
Total investment income	$13.0	$3.8	$24.9	$5.6
Less: Net expenses	(5.9)	(1.8)	(11.5)	(3.0)
Net investment income	7.1	2.0	13.4	2.6
Net realized gains (losses) on investments	-	0.0	0.0	0.0
Net change in unrealized gains (losses) on investments	0.3	1.2	(0.2)	4.0
Net increase (decrease) in net assets resulting from operations	$7.4	$3.2	$13.2	$6.6

Investment Income

Investment income for the three and six months ended June 30, 2022 totaled $13.0 million and $24.9 million respectively, and consisted primarily of interest income on our debt investments. Investment income for the three and six months ended June 30, 2021 totaled $3.8 million and $5.6 million, respectively, and consisted primarily of interest income on our debt investments.

Expenses

Operating expenses for the three and six months ended June 30, 2022 and 2021 were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
	($ in millions)	($ in millions)	($ in millions)	($ in millions)
Interest and debt financing expenses	$3.0	$0.9	$5.8	$1.4
Management fees	1.5	0.4	2.8	0.6
Incentive fees	0.8	-	1.7	-
Directors fees	0.1	0.1	0.2	0.1
Initial organization	-	-	-	0.2
Deferred offering costs	-	0.1	-	0.1
Other operating expenses	0.5	0.3	1.0	0.6
Total expenses	$5.9	$1.8	$11.5	$3.0

Total expenses for the three and six months ended June 30, 2022 included zero and $0.03 million of deferred offering costs. Total expenses for the three and six months ended June 30, 2021 included zero and $0.2 million of initial organization expenses and $0.07 million and $0.1 million of deferred offering costs, respectively.

Net Unrealized Gains (Losses) on Investments

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the three and six months ended June 30, 2022 and 2021, net unrealized gains (losses) on our investment portfolio were comprised of the following:

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
	($ in millions)	($ in millions)	($ in millions)	($ in millions)
Unrealized gains on investments	$2.0	$1.5	$2.8	$4.0
Unrealized (losses) on investments	(1.7)	(0.3)	(3.0)	-
Net change in unrealized gains (losses) on investments	$0.3	$1.2	$(0.2)	$4.0

The change in unrealized appreciation for the three months ended June 30, 2022 and 2021 totaled $2.0 million and $1.5 million, which primarily related to our investments in the following tables:

For the three months ended
June 30, 2022
($ in millions)
Portfolio Company
IF&P Foods, LLC (FreshEdge)	0.6
Peak Technologies	0.3
Light Wave Dental Management LLC	0.3
Siegel Parent, LLC	0.1
Gusmer Enterprises, Inc.	0.1
Allentown, LLC	0.1
American Equipment Holdings LLC	0.1
Regiment Security Partners LLC	0.1
Advanced Environmental Monitoring	0.1
Process Insights, Inc.	0.1
Other portfolio companies	0.1
Total Unrealized Appreciation	$2.0

For the three months ended
June 30, 2021
($ in millions)
Portfolio Company
Gusmer Enterprises, Inc.	$0.2
MacNeill Pride Group	0.2
Broder Bros., Co.	0.2
DRS Holdings III, Inc. (Dr. Scholl's)	0.1
Refrigeration Sales Corp.	0.1
Fralock Buyer LLC	0.1
Pretzels, LLC	0.1
Network Connex (f/k/a NTI Connect, LLC)	0.1
Eastern Wholesale Fence	0.1
Other portfolio companies	0.3
Total Unrealized Appreciation	$1.5

The change in unrealized depreciation for the three months ended June 30, 2022 totaled $1.7 million and related to our investments in the following table. The change in unrealized depreciation for the three months ended June 30, 2021 totaled $0.3 million, which was primarily attributable to accretion of discounts on investments.

For the three months ended
June 30, 2022
($ in millions)
Portfolio Company
Arborworks Acquisition LLC	(0.3)
Trademark Global LLC	(0.2)
United Safety & Survivability Corporation (USSC)	(0.2)
PH Beauty Holdings III, Inc.	(0.1)
The Kleinfelder Group, Inc.	(0.1)
Other portfolio companies	(0.8)
Total Unrealized Depreciation	$(1.7)

The change in unrealized appreciation for the six months ended June 30, 2022 and 2021 totaled $2.8 and $4.0 million, which primarily related to our investments in the following tables:

For the six months ended
June 30, 2022
($ in millions)
Portfolio Company
IF&P Foods, LLC (FreshEdge)	$0.6
BLP Buyer, Inc. (Bishop Lifting Products)	0.3
Peak Technologies	0.3
Light Wave Dental Management LLC	0.3
CGI Automated Manufacturing, LLC	0.3
Siegel Parent, LLC	0.1
OMH-HealthEdge Holdings, LLC	0.1
Gusmer Enterprises, Inc.	0.1
American Equipment Holdings LLC	0.1
Allentown, LLC	0.1
Other portfolio companies	0.5
Total Unrealized Appreciation	$2.8

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

The change in unrealized depreciation for the six months ended June 30, 2022 totaled $3.0 million, which primarily related to our investments in the following table. There was no change in unrealized depreciation for the six months ended June 30, 2021.

For the six months ended
June 30, 2022
($ in millions)
Portfolio Company
Arborworks Acquisition LLC	$(0.8)
Trademark Global LLC	(0.5)
United Safety & Survivability Corporation (USSC)	(0.2)
PH Beauty Holdings III, Inc.	(0.2)
Fralock Buyer LLC	(0.1)
The Kleinfelder Group, Inc.	(0.1)
Other portfolio companies(1)	(1.1)
Total Unrealized Depreciation	$(3.0)

(1)	Primarily attributable to accretion of discounts on investments.

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

In accordance with the 1940 Act, we are required to meet a coverage ratio of total assets (less total liabilities other than indebtedness) to total borrowings and other senior securities (and any preferred stock that we may issue in the future) of at least 150%. If this ratio declines below 150%, we cannot incur additional leverage and could be required to sell a portion of our investments to repay some leverage when it is disadvantageous to do so. As of June 30, 2022 and December 31, 2021, our asset coverage ratios were 214% and 217%. We currently intend to target asset coverage of 200% to 180% (which equates to a debt-to-equity ratio of 1.0x to 1.25x) but may alter this target based on market conditions.

Over the next twelve months, we expect that cash and cash equivalents, taken together with our undrawn capital commitments and available capacity under our credit facilities, will be sufficient to conduct anticipated investment activities. Beyond twelve months, we expect that our cash and liquidity needs will continue to be met by cash generated from our ongoing operations as well as financing activities.

As of June 30, 2022, we had $342.0 million borrowed under our credit facilities and cash and cash equivalents of $11.8 million (including short-term investments). As of August 11, 2022, we had $394 million borrowed under our credit facilities and cash and cash equivalents of $3.9 million (including short-term investments).

Capital Contributions

During the six months ended June 30, 2022 and 2021, we issued and sold 4,191,292 and 9,199,767 shares of our common stock, respectively, related to capital called at an aggregate purchase price of $68.6 million and $140 million, respectively. As of August 11, 2022, we had aggregate capital commitments of $777.7 million (including a $7.9 million capital commitment that is contingent on us meeting certain conditions) and undrawn capital commitments from investors of $284.6 million ($493.1 million or 64.1% funded, exclusive of the contingent commitment of $7.9 million).

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

Corporate Credit Facility: We are party to a senior secured revolving credit facility (the “Corporate Credit Facility”), that has a total commitment of $350 million. The facility’s commitment termination date and the final maturity date are February 18, 2026 and February 18, 2027, respectively. The Corporate Credit Facility also provides for a feature that allows us, under certain circumstances, to increase the overall size of the Corporate Credit Facility to a maximum of $550 million. The interest rate on the Corporate Credit Facility is equal to Term SOFR (a forward-looking rate based on SOFR futures) plus an applicable spread of 2.35% per annum (which includes a SOFR adjustment spread of 0.10%) or an “alternate base rate” (as defined in the agreements governing the Corporate Credit Facility) plus an applicable spread of 1.25%. We are also required to pay a commitment fee of 0.375% per annum on any unused portion of the Corporate Credit Facility.

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

Subscription Credit Agreement: We are party to a senior secured revolving credit agreement that includes a capital call facility (the “Subscription Credit Agreement”). The Subscription Credit Agreement permits us to borrow up to $150 million, subject to availability under the borrowing base which is calculated based on the unused capital commitments of the investors meeting various eligibility requirements. The Subscription Credit Agreement has a maximum commitment of $150 million and the interest rate under the facility is equal to Term SOFR plus 1.975% (subject to a 0.275% floor). We are also required to pay a commitment fee of 0.25% per annum on the unused portion of the Subscription Credit Agreement. The Subscription Credit Agreement will expire on December 31, 2022.

Contractual Obligations

A summary of our significant contractual principal payment obligations related to the repayment of our outstanding indebtedness at June 30, 2022 is as follows:

	Payments Due by Period ($ in millions)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Corporate Credit Facility	$78.0	$-	$-	$78.0	$-
Revolving Funding Facility	150.0	-	-	150.0	-
Subscription Credit Agreement	114.0	114.0	-	-	-
Total contractual obligations	$342.0	$114.0	$-	$228.0	$-

Off-Balance Sheet Arrangements

As of June 30, 2022 and December 31, 2021, we had an aggregate $91.5 million and $97.8 million, respectively, of unfunded commitments to provide debt financing to our portfolio companies. Such commitments are generally subject to the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in our financial statements. Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not have any other off-balance sheet financings or liabilities.

Critical Accounting Estimates

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies, including those relating to the valuation of our investment portfolio, are described below. The critical accounting policies should be read in conjunction with our risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and in this Quarterly Report. See Note 2 to our consolidated financial statements for the six months ended June 30, 2022, for more information on our critical accounting policies.

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

Assuming that the consolidated statement of assets and liabilities as of June 30, 2022 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact ($ in millions) of hypothetical base rate changes in interest rate (considering interest rate floors for floating rate instruments).

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 25 basis points	$(1.8)	$(0.9)	$(0.9)
Up 75 basis points	$5.4	$2.6	$2.8
Up 100 basis points	$7.2	$3.4	$3.8
Up 200 basis points	$14.4	$6.8	$7.6
Up 300 basis points	$21.5	$10.3	$11.2

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2022 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic United States Securities and Exchange Commission filings is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors described below and in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, including risk factors related to the ongoing COVID-19 pandemic, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

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

In addition, the continuing conflict between Russia and Ukraine, and resulting market volatility, could adversely affect our business, financial condition or results of operations. In response to the conflict between Russia and Ukraine, the U.S. and other countries have imposed sanctions or other restrictive actions against Russia. The ongoing conflict and the rapidly evolving measures in response could be expected to have a negative impact on the economy and business activity globally and could have a material adverse effect on our portfolio companies and our business, financial condition, cash flows and results of operations. The severity and duration of the conflict and its impact on global economic and market conditions are impossible to predict. In addition, sanctions could also result in Russia taking counter measures or retaliatory actions which could adversely impact our business or the business of our portfolio companies, including, but not limited to, cyberattacks targeting private companies, individuals or other infrastructure upon which our business and the business of our portfolio companies rely.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As set forth in the table below (dollars in thousands, except per share and share amounts), during the six months ended June 30, 2022, we issued and sold 4,191,292 shares of common stock at an aggregate offering amount of approximately $68.6 million. The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof and previously reported by us on our current reports on Form 8-K. The Company relied, in part, upon representations from the investors in the subscription agreements that each investor was an accredited investor as defined in Regulation D under the Securities Act. We did not engage in general solicitation or advertising, and did not offer securities to the public, in connection with such issuances and sales.

Common stock issue date	Offering price per share	Common stock shares issued	Aggregate offering amount
January 24, 2022	$16.36	4,191,292	$68,582

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this Report.

Exhibit Index

3.1	Certificate of Formation (3)
3.2	Initial Limited Liability Company Agreement (1)
3.3	Certificate of Conversion (2)
3.4	Certificate of Incorporation (2)
3.5*	Amended and Restated Bylaws
4.1	Description of Securities (3)
10.1	Investment Advisory Agreement (1)
10.2	Administration Agreement (1)
10.3	License Agreement (1)
10.4	Indemnification Agreement (1)
10.5	Custody Agreement (1)
10.6	Subscription Agreement (1)
10.7	Loan and Security Agreement, dated as of February 5, 2021, by and between KA Credit Advisors, LLC, as collateral manager, Kayne Anderson BDC Financing, LLC, as borrower, certain lenders thereto, administrative agent for the lenders, and collateral agent for the lenders (2)
10.8	Credit Agreement, dated February 5, 2021, by and between Kayne Anderson BDC, Inc., as borrower, lenders signatories thereto, and agent and the lead arranger (2)
10.9*	Second Amendment to Credit Agreement, dated December 3, 2021, by and between Kayne Anderson BDC, Inc., as borrower, lender signatories thereto, and agent and lead arranger
10.10	Senior Secured Revolving Credit Agreement (4)
10.11	Loan and Security Agreement (4)
21.1	Subsidiaries of Kayne Anderson BDC, Inc. (3)
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Code of Ethics (1)

(1)	Incorporated by reference from the Company’s Amendment No. 2 to Form 10, as filed with the Securities and Exchange Commission on November 9, 2020.

(2)	Incorporated by reference from the Company’s Form 8-K, as filed with the Securities and Exchange Commission on February 9, 2021.

(3)	Incorporated by reference from the Company’s Form 10-K, as filed with the Securities and Exchange Commission on February 26, 2021.

(4)	Incorporated by reference from the Company’s Form 8-K, as filed with the Securities and Exchange Commission on February 25, 2022.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kayne Anderson BDC, Inc.
Date: August 15, 2022
/s/ James C. Baker, Jr.
	Name:	James C. Baker, Jr.
	Title:	Chief Executive Officer
(Principal Executive Officer)
Date: August 15, 2022
/s/ Terry A. Hart
	Name:	Terry A. Hart
	Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)