Form 10-Q
period 2022-09-30
Kayne Anderson BDC, Inc.
filed 2022-11-14
CIK 1747172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 9, 2022, the registrant had 32,918,223 shares of common stock, $0.001 par value per share, outstanding. As of November 9, 2022, there was no public market for the registrant’s shares.

i

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that involve substantial known and unknown risks, uncertainties and other factors. Undue reliance should not be placed on such statements. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about the company, current and prospective portfolio investments, the industry, beliefs and assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond control of the Company and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:

●	future operating results;

●	business prospects and the prospects of portfolio companies;

●	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets;

●	the ability of KA Credit Advisors, LLC (our “Advisor”) to locate suitable investments and to monitor and administer investments;

●	the ability of the Advisor and its affiliates to attract and retain highly talented professionals;

●	risk associated with possible disruptions in operations or the economy generally;

●	the timing of cash flows, if any, from the operations of the companies in which the Company invests;

●	the dependence of the future success on the general economy and its effect on the industries in which the Company invests;

●	the ability to maintain qualification as a business development company (“BDC”) and as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”);

●	the use of borrowed money to finance a portion of the Company’s investments;

●	the adequacy, availability and pricing of financing sources and working capital for the Company;

●	actual or potential conflicts of interest with the Advisor and its affiliates;

●	contractual arrangements and relationships with third parties;

●	the risk associated with an economic downturn, increased inflation, political instability, interest rate volatility, loss of key personnel, and the illiquid nature of investments of the Company; and

●	the risks, uncertainties and other factors the Company identifies under “Item 1A. Risk Factors” and elsewhere in this quarterly report on Form 10-Q.

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

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Kayne Anderson BDC, Inc.

Consolidated Statements of Assets and Liabilities

(amounts in 000’s, except share and per share amounts)

	September 30, 2022 (Unaudited)	December 31, 2021
Assets:
Investments, at fair value:
Long-term investments (amortized cost of $949,079 and $566,616)	$964,034	$578,445
Short-term investments (amortized cost of $4,758 and $3,674)	4,758	3,674
Cash and cash equivalents	15,271	2,035
Deferred offering costs	-	29
Receivable for principal payments on investments	273	-
Interest receivable	7,953	2,133
Prepaid expenses and other assets	157	148
Total Assets	$992,446	$586,464

Liabilities:
Corporate Credit Facility (Note 6)	$202,000	$-
Unamortized Corporate Credit Facility issuance costs	(2,511)	-
Loan and Security Agreement (Note 6)	-	162,000
Unamortized Loan and Security Agreement issuance costs	-	(247)
Revolving Funding Facility (Note 6)	200,000	-
Unamortized Revolving Funding Facility issuance costs	(2,215)	-
Subscription Credit Agreement (Note 6)	62,000	105,000
Unamortized Subscription Credit Facility issuance costs	(113)	(425)
Accrued organizational and offering costs	-	6
Distributions payable	-	4,615
Management fee payable	1,908	952
Incentive fee payable	3,025	65
Accrued expenses and other liabilities	4,625	2,529
Total Liabilities	$468,719	$274,495

Commitments and contingencies (Note 8)

Net Assets:
Common Shares, $0.001 par value; 100,000,000 shares authorized; 31,304,965 and 19,227,902 as of September 30, 2022 and December 31, 2021, respectively, issued and outstanding	$31	$19
Additional paid-in capital	497,851	300,726
Total distributable earnings (deficit)	25,845	11,224
Total Net Assets	$523,727	$311,969
Total Liabilities and Net Assets	$992,446	$586,464
Net Asset Value Per Common Share	$16.73	$16.22

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Statements of Operations

(amounts in 000’s, except share and per share amounts)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Income:
Investment income from investments:
Interest income	$20,494	$4,976	45,386	$10,531
Total Investment Income	20,494	4,976	45,386	10,531

Expenses:
Management fees	1,908	545	4,732	1,143
Incentive fees	1,230	-	2,960	-
Interest expense	5,504	948	11,325	2,337
Professional fees	166	140	466	433
Directors fees	107	81	321	226
Offering costs	-	76	29	182
Initial organization costs	-	-	-	175
Other general and administrative expenses	345	201	961	465
Total Expenses	9,260	1,991	20,794	4,961
Net Investment Income (Loss)	11,234	2,985	24,592	5,570

Realized and unrealized gains (losses) on investments
Net realized gains (losses):
Investments	47	131	70	178
Total net realized gains (losses)	47	131	70	178
Net change in unrealized gains (losses):
Investments	3,317	989	3,127	5,010
Total net change in unrealized gains (losses)	3,317	989	3,127	5,010
Total realized and unrealized gains (losses)	3,364	1,120	3,197	5,188

Net Increase (Decrease) in Net Assets Resulting from Operations	$14,598	$4,105	27,789	$10,758

Per Common Share Data:
Basic and diluted net investment income per common share	$0.38	$0.26	0.98	$0.63
Basic and diluted net increase in net assets resulting from operations	$0.49	$0.36	1.10	$1.21
Weighted Average Common Shares Outstanding - Basic and Diluted	29,530,036	11,406,064	25,177,005	8,910,050

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Statements of Changes in Net Assets

(amounts in 000’s)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$11,234	$2,985	$24,592	$5,570
Net realized gains (losses) on investments	47	131	70	178
Net change in unrealized gains (losses) on investments	3,317	989	3,127	5,010
Net Increase (Decrease) in Net Assets Resulting from Operations	14,598	4,105	27,789	10,758

Decrease in Net Assets Resulting from Stockholder Distributions
Dividends and distributions to stockholders	(7,065)	(2,024)	(13,168)	(2,874)
Net Decrease in Net Assets Resulting from Stockholder Distributions	(7,065)	(2,024)	(13,168)	(2,874)

Increase in Net Assets Resulting from Capital Share Transactions
Issuance of common shares	125,000	45,000	193,582	185,000
Reinvestment of distributions	1,431	585	3,555	606
Net Increase in Net Assets Resulting from Capital Share Transactions	126,431	45,585	197,137	185,606
Total Increase (Decrease) in Net Assets	133,964	47,666	211,758	193,490
Net Assets, Beginning of Period	389,763	145,026	311,969	(798)
Net Assets, End of Period	$523,727	$192,692	$523,727	$192,692

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Statements of Cash Flows

(amounts in 000’s)

(Unaudited)

	For the nine months ended September 30,
	2022	2021

Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$27,789	$10,758
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized (gains)/losses on investments	(70)	(178)
Net change in unrealized (gains)/losses on investments	(3,127)	(5,010)
Net accretion of discount on investments	(3,287)	(733)
Purchases of short-term investments, net	(1,084)	(1,925)
Purchases of portfolio investments	(468,799)	(308,311)
Proceeds from sales of investments and principal repayments	89,694	53,655
Paid-in-kind interest from portfolio investments	-	(144)
Amortization of deferred financing cost	1,533	141
Increase/(decrease) in operating assets and liabilities:
(Increase)/decrease in receivable for sales of investments	-	(1,501)
(Increase)/decrease in interest and dividends receivable	(5,820)	(957)
(Increase)/decrease in deferred offering costs	29	126
(Increase)/decrease in receivable for principal payments on investments	(273)	-
(Increase)/decrease in prepaid expenses and other assets	(9)	129
Increase/(decrease) in payable for investments purchased	-	1,293
Increase/(decrease) in management fees payable	956	545
Increase/(decrease) in incentive fee payable	2,960	-
Increase/(decrease) in payable to affiliate	-	(1,075)
Increase/(decrease) in accrued organizational and offering costs, net	(6)	(135)
Increase/(decrease) in accrued other general and administrative expenses	2,096	1,570
Net cash used in operating activities	(357,418)	(251,752)
Cash Flows from Financing Activities:
Borrowings on Corporate Credit Facility, net	202,000	-
Borrowings on Revolving Funding Facility, net	200,000	-
(Payments)/Borrowings on Loan and Security Agreement, net	(162,000)	50,000
(Payments)/Borrowings on Subscription and Credit Agreement, net	(43,000)	21,000
Payments of debt issuance costs	(5,700)	(747)
Distributions paid in cash	(14,228)	(2,268)
Proceeds from issuance of common shares	193,582	185,000
Net cash provided by financing activities	370,654	252,985
Net increase in cash and cash equivalents	13,236	1,233
Cash and cash equivalents, beginning of period	2,035	10
Cash and cash equivalents, end of period	$15,271	$1,243

Supplemental and Non-Cash Information:
Interest paid during the period	$8,168	$1,211
Non-cash financing activities not included herein consisted of reinvestment of dividends	$3,555	$606

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of September 30, 2022

(amounts in 000’s)

(Unaudited)

		Interest	Maturity	Principal/	Amortized	Fair	Percentage
Portfolio Company(1)	Investment	Rate	Date	Par	Cost(2)(3)	Value	of Net Assets
Debt and Equity Investments
Private Credit Investments(4)
Aerospace & defense
Fastener Distribution Holdings, LLC	First lien senior secured delayed draw loan	10.70% (S + 7.00%)	4/1/2024	$2,188	$2,174	$2,188	0.4%
	First lien senior secured delayed draw loan	10.18% (S + 7.00%)	4/1/2024	181	112	181	0.1%
	First lien senior secured loan	9.27% (S + 7.00%)	4/1/2024	20,753	20,333	20,753	4.0%
Precinmac (US) Holdings, Inc.	First lien senior secured delayed draw loan	9.13% (S + 6.00%)	8/31/2027	1,116	1,096	1,116	0.2%
	First lien senior secured loan	9.13% (S + 6.00%)	8/31/2027	4,830	4,748	4,830	0.9%
	First lien senior secured loan	9.13% (S + 6.00%)	8/31/2027	591	577	591	0.1%
				29,659	29,040	29,659	5.7%
Asset management & custody banks
Atria Wealth Solutions, Inc.	First lien senior secured delayed draw loan	8.82% (S + 6.00%)	2/29/2024	233	195	231	0.0%
	First lien senior secured loan	9.81% (S + 6.00%)	2/29/2024	5,152	5,138	5,100	1.0%
				5,385	5,333	5,331	1.0%
Auto components
Speedstar Holding LLC	First lien senior secured loan	10.07% (L + 7.00%)	1/22/2027	4,920	4,836	4,970	0.9%
Vehicle Accessories, Inc.	First lien senior secured revolving loan	11.00% (P + 4.75%)	11/30/2026	919	895	919	0.2%
	First lien senior secured loan	9.56% (S + 5.75%)	11/30/2026	21,279	20,956	21,279	4.1%
				27,118	26,687	27,168	5.2%
Building products
BCI Burke Holding Corp.	First lien senior secured delayed draw loan	9.70% (L + 5.50%)	12/14/2023	666	635	666	0.1%
	First lien senior secured loan	9.17% (L + 5.50%)	12/14/2027	17,173	16,944	17,173	3.3%
	First lien senior secured revolving loan	10.75% (P + 4.50%)	6/14/2027	632	607	632	0.1%
Eastern Wholesale Fence	First lien senior secured revolving loan	10.07% (L + 7.00%)	10/30/2025	1,502	1,476	1,502	0.3%
	First lien senior secured loan	10.07% (L + 7.00%)	10/30/2025	3,267	3,180	3,267	0.6%
	First lien senior secured loan	10.07% (L + 7.00%)	10/30/2025	18,108	17,695	18,108	3.5%
				41,348	40,537	41,348	7.9%

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of September 30, 2022

(amounts in 000’s)

(Unaudited)

		Interest	Maturity	Principal/	Amortized	Fair	Percentage
Portfolio Company(1)	Investment	Rate	Date	Par	Cost(2)(3)	Value	of Net Assets
Debt and Equity Investments
Private Credit Investments(4)
Chemicals
Cyalume Technologies Holdings, Inc.	First lien senior secured loan	8.67% (L + 5.00%)	8/30/2024	1,329	1,320	1,329	0.3%
Fralock Buyer LLC	First lien senior secured revolving loan	9.18% (L + 5.50%)	4/17/2024	-	-	-	0.0%
	First lien senior secured loan	9.18% (L + 5.50%)	4/17/2024	9,251	9,140	9,135	1.7%
	First lien senior secured loan	9.18% (L + 5.50%)	4/17/2024	2,434	2,407	2,404	0.5%
Schrieve Chemical Company, LLC	First lien senior secured loan	8.94% (L + 6.00%)	12/2/2024	614	601	614	0.1%
USALCO, LLC	First lien senior secured revolving loan	9.12% (L + 6.00%)	10/19/2026	1,144	1,103	1,133	0.2%
	First lien senior secured loan	9.67% (L + 6.00%)	10/19/2027	19,230	18,826	19,037	3.6%
				34,002	33,397	33,652	6.4%
Commercial services & supplies
Advanced Environmental Monitoring (5)	First lien senior secured loan	10.65% (S + 7.00%)	1/29/2026	10,158	9,903	10,158	1.9%
Allentown, LLC	First lien senior secured delayed draw loan	9.13% (S + 6.00%)	10/22/2023	-	-	-	0.0%
	First lien senior secured revolving loan	11.25% (P + 5.00%)	4/22/2027	357	348	347	0.1%
	First lien senior secured loan	9.13% (S + 6.00%)	4/22/2027	7,682	7,603	7,471	1.4%
American Equipment Holdings LLC	First lien senior secured delayed draw loan	7.94% (S + 6.00%)	11/5/2026	6,319	6,157	6,319	1.2%
	First lien senior secured revolving loan	7.94% (S + 6.00%)	11/5/2026	-	-	-	0.0%
	First lien senior secured delayed draw loan	9.33% (S + 6.00%)	4/8/2024	2,571	2,501	2,571	0.5%
	First lien senior secured loan	7.94% (S + 6.00%)	11/5/2026	1,759	1,729	1,759	0.3%
	First lien senior secured loan	7.60% (S + 6.00%)	11/5/2026	2,112	2,074	2,112	0.4%
	First lien senior secured loan	7.94% (S + 6.00%)	11/5/2026	16,428	16,150	16,428	3.1%
Arborworks Acquisition LLC	First lien senior secured revolving loan	9.87% (L + 7.00%)	11/9/2026	3,125	3,048	2,938	0.6%
	First lien senior secured loan	9.87% (L + 7.00%)	11/9/2026	19,855	19,520	18,664	3.6%
BLP Buyer, Inc. (Bishop Lifting Products)	First lien senior secured revolving loan	8.93% (L + 6.25%)	2/1/2027	604	575	604	0.1%
	First lien senior secured loan	9.03% (L + 6.25%)	2/1/2027	16,414	16,126	16,414	3.1%

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of September 30, 2022

(amounts in 000’s)

(Unaudited)

		Interest	Maturity	Principal/	Amortized	Fair	Percentage
Portfolio Company(1)	Investment	Rate	Date	Par	Cost(2)(3)	Value	of Net Assets
Debt and Equity Investments
Private Credit Investments(4)
Gusmer Enterprises, Inc.	First lien senior secured delayed draw loan	10.13% (S + 7.00%)	5/7/2027	6,294	6,181	6,294	1.2%
	First lien senior secured delayed draw loan	10.19% (S + 7.00%)	5/7/2027	1,759	1,725	1,759	0.3%
	First lien senior secured revolving loan	9.64% (S + 7.00%)	5/7/2027	735	669	735	0.2%
	First lien senior secured loan	9.86% (S + 7.00%)	5/7/2027	4,807	4,719	4,807	0.9%
PMFC Holding, LLC	First lien senior secured delayed draw loan	9.31% (L + 6.50%)	7/31/2023	2,825	2,816	2,825	0.5%
	First lien senior secured loan	9.31% (L + 6.50%)	7/31/2023	5,633	5,613	5,633	1.1%
	First lien senior secured revolving loan	9.48% (L + 6.50%)	7/31/2023	342	342	342	0.1%
Regiment Security Partners LLC	First lien senior secured delayed draw loan	11.59% (S + 8.00%)	9/15/2023	2,642	2,584	2,642	0.5%
	First lien senior secured loan	11.59% (S + 8.00%)	9/15/2026	6,481	6,370	6,481	1.3%
	First lien senior secured revolving loan	11.59% (S + 8.00%)	9/15/2026	1,345	1,319	1,345	0.3%
The Kleinfelder Group, Inc.	First lien senior secured loan	8.92% (L + 5.25%)	11/15/2027	12,793	12,701	12,697	2.4%
				133,040	130,773	131,345	25.1%
Containers & packaging
Drew Foam Companies, Inc.	First lien senior secured loan	9.67% (L + 6.00%)	11/5/2025	7,394	7,322	7,394	1.4%
FCA, LLC (FCA Packaging)	First lien senior secured revolving loan	9.46% (S + 6.50%)	7/18/2028	-	-	-	0.0%
	First lien senior secured loan	9.46% (S + 6.50%)	7/18/2028	23,869	23,479	23,869	4.6%
				31,263	30,801	31,263	6.0%
Diversified telecommunication services
Corbett Technology Solutions, Inc.	First lien senior secured revolving loan	7.62% (S + 5.00%)	10/29/2027	1,171	1,040	1,156	0.2%
	First lien senior secured delayed draw loan	8.33% (S + 5.00%)	10/29/2027	9,458	9,375	9,340	1.8%
	First lien senior secured loan	8.17% (S + 5.00%)	10/29/2027	1,747	1,731	1,725	0.3%
	First lien senior secured loan	7.73% (S + 5.00%)	10/29/2027	13,463	13,213	13,294	2.6%
Network Connex (f/k/a NTI Connect, LLC)	First lien senior secured loan	8.67% (L + 5.00%)	11/30/2024	5,262	5,192	5,210	1.0%
				31,101	30,551	30,725	5.9%

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of September 30, 2022

(amounts in 000’s)

(Unaudited)

		Interest	Maturity	Principal/	Amortized	Fair	Percentage
Portfolio Company(1)	Investment	Rate	Date	Par	Cost(2)(3)	Value	of Net Assets
Debt and Equity Investments
Private Credit Investments(4)
Electronic equipment, instruments & components
Process Insights, Inc.	First lien senior secured loan	9.36% (S + 6.50%)	10/30/2025	3,052	2,996	3,052	0.6%
				3,052	2,996	3,052	0.6%
Food products
BC CS 2, L.P. (Cuisine Solutions)(6)	First lien senior secured loan	10.27% (S + 8.00%)	7/8/2028	25,000	24,266	25,000	4.8%
Gulf Pacific Holdings, LLC	First lien senior secured delayed draw loan	9.70% (S + 6.00%)	9/30/2028	-	-	-	0.0%
	First lien senior secured revolving loan	9.70% (S + 6.00%)	9/30/2024	-	-	-	0.0%
	First lien senior secured loan	9.70% (S + 6.00%)	9/30/2028	20,435	19,821	20,435	3.9%
IF&P Foods, LLC (FreshEdge)	First lien senior secured loan	6.75% (L + 5.25%)	8/15/2023	33,800	33,326	33,800	6.4%
Siegel Egg Co., LLC	First lien senior secured revolving loan	7.78% (L + 5.50%)	12/29/2026	1,476	1,423	1,476	0.3%
	First lien senior secured loan	7.78% (L + 5.50%)	12/29/2026	15,663	15,410	15,663	3.0%
				96,374	94,246	96,374	18.4%
Health care providers & services
Brightview, LLC	First lien senior secured delayed draw loan	9.39% (L + 5.75%)	12/14/2026	811	785	811	0.2%
	First lien senior secured revolving loan	8.63% (L + 5.75%)	12/14/2026	-	-	-	0.0%
	First lien senior secured loan	8.63% (L + 5.75%)	12/14/2026	13,034	12,944	13,034	2.5%
Guardian Dentistry Partners	First lien senior secured delayed draw loan	9.19% (S + 6.00%)	8/20/2026	5,268	5,268	5,268	1.0%
	First lien senior secured delayed draw loan	9.15% (S + 6.00%)	8/20/2026	15,881	15,557	15,881	3.0%
	First lien senior secured loan	9.15% (S + 6.00%)	8/20/2026	8,160	8,048	8,160	1.6%
Light Wave Dental Management LLC	First lien senior secured delayed draw loan	10.31% (S + 6.50%)	1/2/2024	1,501	1,418	1,490	0.3%
	First lien senior secured delayed draw loan	10.31% (S + 6.50%)	1/2/2024	4,106	4,071	4,075	0.8%
	First lien senior secured revolving loan	10.31% (S + 6.50%)	1/2/2024	-	-	-	0.0%
	First lien senior secured loan	10.31% (S + 6.50%)	1/2/2024	8,452	8,377	8,389	1.6%
	First lien senior secured delayed draw loan	10.31% (S + 6.50%)	1/2/2024	2,889	2,864	2,867	0.5%
	First lien senior secured loan	10.31% (S + 6.50%)	1/2/2024	4,522	4,484	4,488	0.9%

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of September 30, 2022

(amounts in 000’s)

(Unaudited)

		Interest	Maturity	Principal/	Amortized	Fair	Percentage
Portfolio Company(1)	Investment	Rate	Date	Par	Cost(2)(3)	Value	of Net Assets
Debt and Equity Investments
Private Credit Investments(4)
OMH-HealthEdge Holdings, LLC	First lien senior secured loan	10.03% (L + 5.25%)	10/24/2025	12,281	12,063	12,281	2.3%
	First lien senior secured loan	10.03% (L + 5.25%)	10/24/2025	5,336	5,233	5,336	1.0%
SGA Dental Partners Holdings, LLC	First lien senior secured delayed draw loan	8.37% (S + 6.00%)	12/30/2026	11,164	10,958	11,164	2.1%
	First lien senior secured loan	8.37% (S + 6.00%)	12/30/2026	11,978	11,742	11,978	2.3%
	First lien senior secured revolving loan	8.37% (S + 6.00%)	12/30/2026	-	-	-	0.0%
				105,383	103,812	105,222	20.1%
Household durables
Curio Brands, LLC	First lien senior secured delayed draw loan	8.57% (L + 5.50%)	12/21/2023	3,296	3,296	3,230	0.6%
	First lien senior secured revolving loan	8.57% (L + 5.50%)	12/21/2027	-	-	-	0.0%
	First lien senior secured loan	9.17% (L + 5.50%)	12/21/2027	18,054	17,623	17,693	3.4%
				21,350	20,919	20,923	4.0%
Household products
Home Brands Group Holdings, Inc. (ReBath)	First lien senior secured revolving loan	7.56% (L + 4.75%)	11/8/2026	-	-	-	0.0%
	First lien senior secured loan	7.56% (L + 4.75%)	11/8/2026	20,253	19,876	20,253	3.9%
				20,253	19,876	20,253	3.9%
Insurance
Allcat Claims Service, LLC	First lien senior secured delayed draw loan	8.61% (S + 6.00%)	7/7/2027	5,409	5,128	5,409	1.0%
	First lien senior secured revolving loan	8.75% (S + 6.00%)	7/7/2027	-	-	-	0.0%
	First lien senior secured loan	8.75% (S + 6.00%)	7/7/2027	7,815	7,591	7,815	1.5%
				13,224	12,719	13,224	2.5%
IT services
Improving Acquisition LLC	First lien senior secured revolving loan	8.84% (L + 5.50%)	7/26/2024	-	-	-	0.0%
	First lien senior secured loan	8.84% (L + 5.50%)	7/26/2024	26,112	25,557	26,112	5.0%
				26,112	25,557	26,112	5.0%
Leisure products
MacNeill Pride Group	First lien senior secured delayed draw loan	10.06% (S + 6.25%)	4/22/2026	1,946	1,926	1,946	0.4%
	First lien senior secured delayed draw loan	10.06% (S + 6.25%)	4/30/2024	2,184	2,141	2,184	0.4%
	First lien senior secured loan	10.06% (S + 6.25%)	4/22/2026	8,641	8,551	8,641	1.6%
	First lien senior secured revolving loan	10.06% (S + 6.25%)	4/22/2026	1,378	1,353	1,378	0.3%

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of September 30, 2022

(amounts in 000’s)

(Unaudited)

		Interest	Maturity	Principal/	Amortized	Fair	Percentage
Portfolio Company(1)	Investment	Rate	Date	Par	Cost(2)(3)	Value	of Net Assets
Debt and Equity Investments
Private Credit Investments(4)
Trademark Global LLC	First lien senior secured delayed draw loan	9.37% (L + 6.25%)	7/30/2023	-	-	-	0.0%
	First lien senior secured revolving loan	9.37% (L + 6.25%)	7/30/2024	2,880	2,862	2,686	0.5%
	First lien senior secured loan	9.37% (L + 6.25%)	7/30/2024	11,423	11,345	10,652	2.0%
				28,452	28,178	27,487	5.2%
Machinery
Pennsylvania Machine Works, LLC	First lien senior secured loan	10.06% (S + 6.25%)	3/6/2025	2,014	1,995	2,014	0.4%
PVI Holdings, Inc	First lien senior secured loan	10.12% (S + 6.38%)	7/18/2027	24,198	23,824	24,198	4.6%
				26,212	25,819	26,212	5.0%
Personal products
DRS Holdings III, Inc. (Dr. Scholl’s)	First lien senior secured revolving loan	8.87% (L + 5.75%)	11/1/2025	-	-	-	0.0%
	First lien senior secured loan	8.87% (L + 5.75%)	11/1/2025	11,775	11,685	11,539	2.2%
PH Beauty Holdings III, Inc.	First lien senior secured loan	8.07% (L + 5.00%)	9/28/2025	9,567	9,278	9,280	1.8%
				21,342	20,963	20,819	4.0%
Pharmaceuticals
Foundation Consumer Brands	First lien senior secured revolving loan	8.43% (L + 5.50%)	2/12/2027	-	-	-	0.0%
	First lien senior secured loan	8.43% (L + 5.50%)	2/12/2027	7,485	7,427	7,485	1.4%
				7,485	7,427	7,485	1.4%
Professional services
4 Over International, LLC	First lien senior secured loan	9.67% (L + 6.00%)	12/7/2023	2,463	2,415	2,462	0.5%
	First lien senior secured loan	9.67% (L + 6.00%)	12/7/2023	22,001	21,649	22,001	4.2%
				24,464	24,064	24,463	4.7%
Software
AIDC Intermediate Co 2, LLC (Peak Technologies)	First lien senior secured loan	8.91% (S + 6.40%)	7/22/2027	35,000	33,794	35,000	6.7%
				35,000	33,794	35,000	6.7%
Specialty retail
Sundance Holdings Group, LLC (5)	First lien senior secured loan	8.11% (L + 6.00%)	5/1/2024	8,807	8,576	8,807	1.7%
				8,807	8,576	8,807	1.7%

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of September 30, 2022

(amounts in 000’s)

(Unaudited)

		Interest	Maturity	Principal/	Amortized	Fair	Percentage
Portfolio Company(1)	Investment	Rate	Date	Par	Cost(2)(3)	Value	of Net Assets
Debt and Equity Investments
Private Credit Investments(4)
Textiles, apparel & luxury goods
American Soccer Company, Incorporated (SCORE)	First lien senior secured revolving loan	10.95% (S + 7.25%)	7/20/2027	709	607	709	0.1%
	First lien senior secured loan	10.95% (S + 7.25%)	7/20/2027	30,195	29,530	30,195	5.8%
BEL USA, LLC	First lien senior secured loan	9.37% (S + 6.25%)	2/2/2025	114	113	112	0.0%
	First lien senior secured loan	9.37% (S + 6.25%)	2/2/2025	6,911	6,840	6,773	1.3%
YS Garments, LLC	First lien senior secured loan	7.98% (L + 5.50%)	8/9/2024	7,764	7,652	7,764	1.5%
				45,693	44,742	45,553	8.7%
Trading companies & distributors
Broder Bros., Co.	First lien senior secured loan	9.60% (L + 6.00%)	12/4/2025	4,793	4,737	4,793	0.9%
CGI Automated Manufacturing, LLC	First lien senior secured delayed draw loan	10.31% (S + 6.50%)	12/17/2026	3,733	3,585	3,733	0.7%
	First lien senior secured loan	10.31% (S + 6.50%)	12/17/2026	3,273	3,145	3,273	0.6%
	First lien senior secured loan	10.31% (S + 6.50%)	12/17/2026	6,896	6,726	6,896	1.3%
	First lien senior secured revolving loan	10.31% (S + 6.50%)	12/17/2026	-	-	-	0.0%
	First lien senior secured loan	10.31% (S + 6.50%)	12/17/2026	17,904	17,084	17,904	3.4%
EIS Legacy, LLC	First lien senior secured delayed draw loan	8.07% (L + 5.00%)	5/1/2023	-	-	-	0.0%
	First lien senior secured revolving loan	8.07% (L + 5.00%)	11/1/2027	-	-	-	0.0%
	First lien senior secured loan	8.07% (L + 5.00%)	11/1/2027	18,323	17,913	18,323	3.5%
Genuine Cable Group, LLC	First lien senior secured loan	8.88% (S + 5.75%)	11/1/2026	29,425	28,411	29,425	5.6%
I.D. Images Acquisition, LLC	First lien senior secured loan	9.67% (L + 6.00%)	7/30/2026	8,348	8,227	8,348	1.6%
	First lien senior secured loan	9.67% (L + 6.00%)	7/30/2026	1,097	1,081	1,097	0.2%
	First lien senior secured delayed draw loan	9.67% (L + 6.00%)	7/30/2026	2,614	2,593	2,614	0.5%
	First lien senior secured revolving loan	9.37% (L + 6.25%)	7/30/2026	848	820	848	0.2%
	First lien senior secured loan	9.67% (L + 6.00%)	7/30/2026	6,008	5,959	6,008	1.2%

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of September 30, 2022

(amounts in 000’s)

(Unaudited)

		Interest	Maturity	Principal/	Amortized	Fair	Percentage
Portfolio Company(1)	Investment	Rate	Date	Par	Cost(2)(3)	Value	of Net Assets
Debt and Equity Investments
Private Credit Investments(4)
Refrigeration Sales Corp.	First lien senior secured loan	10.11% (L + 6.50%)	6/22/2026	6,893	6,800	6,893	1.3%
United Safety & Survivability Corporation (USSC)	First lien senior secured delayed draw loan	9.17% (L + 6.25%)	9/30/2023	-	-	-	0.0%
	First lien senior secured revolving loan	9.17% (L + 6.25%)	9/30/2027	1,138	1,119	1,127	0.2%
	First lien senior secured loan	9.92% (L + 6.25%)	9/30/2027	12,595	12,380	12,469	2.4%
				123,888	120,580	123,751	23.6%
Wireless telecommunication services
Centerline Communications, LLC	First lien senior secured loan	9.12% (S + 6.00%)	8/10/2027	9,196	9,033	9,196	1.7%
	First lien senior secured delayed draw loan	9.12% (S + 6.00%)	8/10/2027	7,134	7,012	7,134	1.4%
	First lien senior secured delayed draw loan	9.12% (S + 6.00%)	8/10/2023	1,408	1,336	1,408	0.3%
	First lien senior secured revolving loan	9.12% (S + 6.00%)	8/10/2027	-	-	-	0.0%
	First lien senior secured loan	9.12% (S + 6.00%)	8/10/2027	5,940	5,811	5,940	1.1%
				23,678	23,192	23,678	4.5%
Total Private Credit Debt Investments				963,685	944,579	958,906	183.2%

	Number of Units	Cost	Fair Value	Percentage of Net Assets
Equity Investments
Auto components
Vehicle Accessories, Inc. - Class A common (7)	128.250	-	-	0.0%
Vehicle Accessories, Inc. - preferred (7)	250.000	250	262	0.1%
	378.250	250	262	0.1%
Commercial services & supplies
American Equipment Holdings LLC	250.000	250	248	0.0%
BLP Buyer, Inc. (Bishop Lifting Products) - Class A common (8)	500.000	500	625	0.1%
	750.000	750	873	0.1%
Food products
BC CS 2, L.P. (Cuisine Solutions)(6)	2,000.000	2,000	2,260	0.4%
Gulf Pacific Holdings, LLC – Class A common	250.000	250	248	0.0%
Gulf Pacific Holdings, LLC. - Class C common	250.000	-	-	0.0%

Siegel Parent, LLC (9)	0.250	250	495	0.1%
	2,500.250	2,500	3,003	0.5%
Textiles, apparel & luxury goods
American Soccer Company, Incorporated (SCORE)	1,000.000	1,000	990	0.2%
	1,000.000	1,000	990	0.2%
Total Private Equity Investments	4,628.500	4,500	5,128	0.9%

Total Private Investments		949,079	964,034	184.1%

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of September 30, 2022

(amounts in 000’s)

(Unaudited)

	Number of		Fair	Percentage
	Shares	Cost	Value	of Net Assets
Short-Term Investments
First American Treasury Obligations Fund - Institutional Class Z, 2.83% (10)	4,758	4,758	4,758	0.9%
Total Short-Term Investments	4,758	4,758	4,758	0.9%

Total Investments		$953,837	$968,792	185.0%

Liabilities in Excess of Other Assets			(445,065)	(85.0)%
Net Assets			$523,727	100.0%

(1)	As of September 30, 2022, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company.

(2)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.

(3)	As of September 30, 2022, the tax cost of the Company’s investments approximates their amortized cost.

(4)	Loan contains a variable rate structure, that may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three- or six-month LIBOR), the Secured Overnight Funding Rate (“SOFR” or “S”) (which can include one-, three- or six-month SOFR), or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate or “P”).

(5)	The Company may be entitled to receive additional interest as a result of an arrangement with other lenders in the syndication. In exchange for the higher interest rate, the “last-out” portion is at a greater risk of loss. Certain lenders represent a “first out” portion of the investment and have priority to the “last-out” portion with respect to payments of principal and interest.

(6)	Non-qualifying investment as defined by Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2022, 2.7% of the Company’s total assets were in non-qualifying investments.

(7)	The Company owns 0.19% of the common equity and 0.43% of the preferred equity of Vehicle Accessories, Inc.

(8)	The Company owns 0.53% of the common equity BLP Buyer, Inc. (Bishop Lifting Products).

(9)	The Company owns 50% of a pass-through LLC, KSCF IV Equity Aggregator, LLC (the “Aggregator”), which holds 500 Class A units of Siegel Parent, LLC. The Aggregator’s ownership of Siegel Parent, LLC is 1.14%. Through the Company’s ownership of the Aggregator, the Company owns 250 Class A units of Siegel Parent, LLC.

(10)	The indicated rate is the yield as of September 30, 2022.

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

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

Note 1. Organization

Organization

Kayne Anderson BDC, Inc. (the “Company”) is an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for U.S. federal income tax purposes, the Company intends to continue to be treated as and to qualify as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

As of September 30, 2022, the Company has entered into subscription agreements with investors for an aggregate capital commitment of $808,212 to purchase shares of the Company’s common stock. See Note 11 – Subsequent Events.

KA Credit Advisors, LLC (the “Advisor”) is an indirect subsidiary of Kayne Anderson Capital Advisors, L.P. (“KACALP” or “Kayne Anderson”). The Advisor is registered with the Securities and Exchange Commission (“SEC”) as an investment advisor under the Investment Advisers Act of 1940, as amended. Subject to the overall supervision of the Company’s board of directors (the “Board”), the Advisor is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring investments and monitoring its investments and portfolio companies on an ongoing basis. The Board consists of six directors, four of whom are independent (including the Board’s chairperson). See Note 11 – Subsequent Events.

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

In December 2020, the SEC adopted Rule 2a-5 under the 1940 Act, establishing requirements to determine fair value in good faith for purposes of the 1940 Act. Pursuant to Rule 2a-5 and effective September 1, 2022, the Board of Directors designated the Advisor as the “valuation designee” to perform fair value determinations of the Company’s portfolio holdings, subject to oversight by and periodic reporting to the Board. The valuation designee will perform fair valuation of the Company’s portfolio holdings in accordance with the Company’s Valuation Program, as adopted by the Board. The Advisor’s internal valuation process did not materially change as a result of Rule 2a-5.

Traded Investments (Level 1 or Level 2)

Investments for which market quotations are readily available will typically be valued at those market quotations. Traded investments such as corporate bonds, preferred stock, bank notes, loans or loan participations are valued by using the bid price provided by an independent pricing service, by an independent broker, the agent bank, syndicate bank or principal market maker. When price quotes for investments are not available, or such prices are stale or do not represent fair value in the judgment of the Company’s Advisor, fair market value will be determined using the Advisor’s valuation process for investments that are privately issued or otherwise restricted as to resale.

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

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

Non-Traded Investments (Level 3)

Investments that are privately issued or otherwise restricted as to resale, as well as any security for which (a) reliable market quotations are not available in the judgment of the Company’s Advisor, or (b) the independent pricing service or independent broker does not provide prices or provides a price that in the judgment of the Company’s Advisor is stale or does not represent fair value, shall each be valued in a manner that most fairly reflects fair value of the security on the valuation date. The Company expects that a significant majority of its investments will be Level 3 investments. Unless otherwise determined by the Advisor, the following valuation process is used for the Company’s Level 3 investments:

●	Valuation Designee. The applicable investments will be valued no less frequently than quarterly by the Advisor, with new investments valued at the time such investment was made. The value of each Level 3 investment will be initially reviewed by the persons responsible for such portfolio company or investment. The Advisor will use a standardized template designed to approximate fair market value based on observable market inputs, updated credit statistics and unobservable inputs to determine a preliminary value. The Advisor will specify the titles of the persons responsible for determining the fair value of Company investments, including by specifying the particular functions for which they are responsible, and will reasonably segregate fair value determinations from the portfolio management of the Company such that the portfolio manager(s) may not determine, or effectively determine by exerting substantial influence on, the fair values ascribed to portfolio investments.

●	Valuation Firm. Quarterly, a third-party valuation firm engaged by the Advisor reviews the valuation methodologies and calculations employed for each of the Company’s investments that the Advisor has placed on the “watch list” and approximately 25% of the Company’s remaining investments. The third-party valuation firm will review and independently value all of the Level 3 investments at least once per year, on a rolling twelve-month basis. The quarterly report issued by the third-party valuation firm will provide positive assurance on the fair values of the investments reviewed.

●	Oversight. The Board has appointed the Advisor as the valuation designee for the Company for purposes of making determinations of fair value as permitted by Rule 2a-5 under the 1940 Act. The Audit Committee shall aid the Board in overseeing the Advisor’s fair valuation of securities that are not publicly traded or for which current market values are not readily available. The Audit Committee shall meet quarterly to review the fair value determinations, processes and written reports of the Advisor as part of the Board’s oversight responsibilities.

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

The Company must pay distributions equal to 90% of its investment company taxable income (ordinary income and short-term capital gains) to qualify as a RIC and it must distribute all of its taxable income (ordinary income, short-term capital gains and long-term capital gains) to avoid federal income taxes. The Company will be subject to federal income tax on any undistributed portion of income. For purposes of the distribution test, the Company may elect to treat as paid on the last day of its taxable year all or part of any distributions that are declared after the end of its taxable year if such distributions are declared before the due date of its tax return, including any extensions.

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

All RICs are subject to a non-deductible 4% excise tax on income that is not distributed on a timely basis in accordance with the calendar year distribution requirements. To avoid the tax, the Company must distribute during each calendar year an amount at least equal to the sum of (i) 98% of its ordinary income for the calendar year, (ii) 98.2% of its net capital gains for the one-year period ending on December 31, the last day of our taxable year, and (iii) undistributed amounts from previous years on which the Company paid no U.S. federal income tax. A distribution will be treated as paid during the calendar year if it is paid during the calendar year or declared by the Company in October, November or December of such year, payable to stockholders of record on a date during such months and paid by the Company no later than January of the following year. Any such distributions paid during January of the following year will be deemed to be received by stockholders on December 31 of the year the distributions are declared, rather than when the distributions are actually received.

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

For the three months ended September 30, 2022 and 2021, the Company incurred base management fees of $1,908 and $545, respectively.

For the nine months ended September 30, 2022 and 2021, the Company incurred base management fees of $4,732 and $1,143, respectively.

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

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

Incentive Fee on Income

The incentive fee based on income (the “income incentive fee”) is determined and paid quarterly in arrears in cash (subject to the limitations described in “Payment of Incentive Fees” below). The Company’s quarterly pre-incentive fee net investment income must exceed a preferred return of 1.50% of the Company’s net asset value (“NAV”) at the end of the immediately preceding calendar quarter (6.0% annualized but not compounded) (the “Hurdle Amount”) in order for the Company to receive an income incentive fee. The income incentive fee is calculated as follows:

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

For the three months ended September 30, 2022, the Company incurred incentive fees on income of $1,230 and no incentive fees on capital gains.

For the three months ended September 30, 2021 the Company did not incur any incentive fees on income or capital gains.

For the nine months ended September 30, 2022, the Company incurred incentive fees on income of $2,960 and no incentive fees on capital gains.

For the nine months ended September 30, 2021, the Company did not incur any incentive fee on income or capital gains.

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

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

Note 4. Investments

The following table presents the composition of the Company’s investment portfolio at amortized cost and fair value as of September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
First-lien senior secured debt investments	$944,579	$958,906	$566,366	$578,195
Equity investments	4,500	5,128	250	250
Short-term investments	4,758	4,758	3,674	3,674
Total Investments	$953,837	$968,792	$570,290	$582,119

As of September 30, 2022, $27,260 of the Company’s total assets were non-qualifying assets, as defined by Section 55(a) of the 1940 Act. As of December 31, 2021, all of the Company’s investments were qualifying assets as defined by Section 55(a) of the 1940 Act.

Beginning with the three months ended March 31, 2022, the Company uses Global Industry Classification Standards (GICS), Level 3 – Industry, for classifying the industry groupings of its portfolio companies. As of December 31, 2021, the Company used GICS, Level 2 – Industry Group.

The industry composition of long-term investments based on fair value as of September 30, 2022 and December 31, 2021 was as follows:

September 30, 2022

Commercial services & supplies	13.7%
Trading companies & distributors	12.8%
Health care providers & services	10.9%
Food products	10.3%
Textiles, apparel & luxury goods	4.8%
Building products	4.3%
Software	3.6%
Chemicals	3.5%
Containers & packaging	3.2%
Diversified telecommunication services	3.2%
Aerospace & defense	3.1%
Leisure products	2.9%
Auto components	2.8%
Machinery	2.7%
IT services	2.7%
Professional services	2.5%
Wireless telecommunication services	2.5%
Household durables	2.2%
Personal products	2.2%
Household products	2.1%
Insurance	1.4%
Specialty retail	0.9%
Pharmaceuticals	0.8%
Asset management & custody banks	0.6%
Electronic equipment, instruments & components	0.3%
Total	100.0%

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

The following tables presents the fair value hierarchy of investments as of September 30, 2022 and December 31, 2021. Note that the valuation levels below are not necessarily an indication of the risk or liquidity associated with the underlying investment.

	Fair Value Hierarchy as of September 30, 2022
Investments:	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$-	$-	$958,906	$958,906
Equity investments	-	-	5,128	5,128
Short-term investments	4,758	-	-	4,758
Total Investments	$4,758	$-	$964,034	$968,792

	Fair Value Hierarchy as of December 31, 2021
Investments:	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$-	$-	$578,195	$578,195
Private equity investments	-	-	250	250
Short-term investments	3,674	-	-	3,674
Total Investments	$3,674	$-	$578,445	$582,119

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and nine months ended September 30, 2022 and 2021:

	First-lien senior secured debt investments	Private Equity investments	Total
For the three months ended September 30, 2022
Fair value, beginning of period	$716,581	$1,383	$717,964
Purchases of investments	284,098	3,250	287,348
Proceeds from sales of investments and principal repayments	(45,917)	-	(45,917)
Net change in unrealized gain (loss)	2,822	495	3,317
Net realized gain (loss)	47	-	47
Net accretion of discount on investments	1,275	-	1,275
Transfers into (out of) Level 3	-	-	-
Fair value, end of period	$958,906	$5,128	$964,034

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

	First-lien senior secured debt investments	Private Equity investments	Total
For the three months ended September 30, 2021
Fair value, beginning of period	$205,159	$-	$205,159
Purchases of investments	83,194	-	83,194
Proceeds from sales of investments and principal repayments	(29,002)	-	(29,002)
Net change in unrealized gain (loss)	1,102	-	1,102
Net realized gain (loss)	-	-	-
Net accretion of discount on investments	267	-	267
Transfers into (out of) Level 3	-	-	-
Fair value, end of period	$260,720	$-	$260,720

	First-lien senior secured debt investments	Private Equity investments	Total
For the nine months ended September 30, 2022
Fair value, beginning of period	$578,195	$250	$578,445
Purchases of investments	464,549	4,250	468,799
Proceeds from sales of investments and principal repayments	(89,694)	-	(89,694)
Net change in unrealized gain (loss)	2,499	628	3,127
Net realized gain (loss)	70	-	70
Net accretion of discount on investments	3,287	-	3,287
Transfers into (out of) Level 3	-	-	-
Fair value, end of period	$958,906	$5,128	$964,034

	First-lien senior secured debt investments	Private Equity investments	Total
For the nine months ended September 30, 2021
Fair value, beginning of period	$-	$-	$-
Purchases of investments	287,627	-	287,627
Proceeds from sales of investments and principal repayments	(32,650)	-	(32,650)
Net change in unrealized gain (loss)	5,010	-	5,010
Net realized gain (loss)	-	-	-
Net accretion of discount on investments	733	-	733
Transfers into (out of) Level 3		-	-
Fair value, end of period	$260,720	$-	$260,720

For the three and nine months ended September 30, 2022 and 2021, the Company did not recognize any transfers to or from Level 3. The increase in unrealized gain (loss) relates to investments that were held during the period. The Company includes these unrealized gains and losses on the Statement of Operations – Net Change in Unrealized Gains (Losses).

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

Valuation Techniques and Unobservable Inputs

Non-traded debt investments are typically valued using either a market yield analysis or an enterprise value analysis. For debt investments that are not considered to be credit impaired, the Company uses a market yield analysis to determine fair value. If the debt investment is considered to be credit impaired (which is determined by performing an enterprise value analysis), the Company will use the enterprise value analysis or a liquidation basis analysis to determine fair value. As of September 30, 2022, none of the Company’s non-traded debt investments were considered to be credit impaired, and the Company used a market yield analysis to determine fair value on these investments.

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

Under all of these valuation techniques, the Advisor estimates operating results of the companies in which it invests, including earnings before interest expense, income tax expense, depreciation and amortization (“EBITDA”) and free cash flow. These estimates utilize unobservable inputs such as historical operating results, which may be unaudited, and projected operating results, which will be based on operating assumptions for such company. Investment performance data utilized will be the most recently available as of the measurement date which in many cases may reflect up to a one quarter lag in information. These estimates will be sensitive to changes in assumptions specific to such company as well as general assumptions for the industry. Other unobservable inputs utilized in the valuation techniques outlined above include: discounts for lack of marketability, selection of publicly traded companies, selection of similar precedent transactions, selected ranges for valuation multiples and expected required rates of return (discount rates).

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

Quantitative Table for Valuation Techniques

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of September 30, 2022 and December 31, 2021. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	As of September 30, 2022
		Valuation	Unobservable		Weighted
	Fair Value	Technique	Input	Range	Average
First-lien senior secured debt investments	$958,906	Market Approach - Yield Analysis	Credit Spreads	5.00% - 8.00%	6.11%
Equity investments		Precedent Transaction Analysis	Original Cost
	$5,128		EV / EBITDA Multiples	6.7 – 17.2	12.5
	$964,034

	As of December 31, 2021
		Valuation	Unobservable		Weighted
	Fair Value	Technique	Input	Range	Average
First-lien senior secured debt investments	$578,195	Market Approach - Yield Analysis	Credit Spreads	5.00% - 8.50%	6.00%
Private Equity investments	$250	Precedent Transaction Analysis	Transaction Price	1.0	1.0
	$578,445

Note 6. Debt

Subscription Credit Agreement

As of September 30, 2022, the Company had a $150,000 credit agreement (the “Subscription Credit Agreement”) with certain lenders party thereto. The Subscription Credit Agreement permits the Company to borrow up to $150,000, subject to availability under the borrowing base which is calculated based on the unused capital commitments of the investors meeting various eligibility requirements. The interest rate under the Subscription Credit Agreement is equal to the Secured Overnight Funding Rate (“SOFR”) plus 1.975% (subject to a 0.275% SOFR floor). The Company is also required to pay a commitment fee of 0.25% per annum on any unused portion of the Subscription Credit Agreement. The Subscription Credit Agreement will expire on December 31, 2022. See Note 11 – Subsequent Events.

For the nine months ended September 30, 2022 and 2021, the average amount of borrowings outstanding under the Subscription Credit Agreement was $53,333 and $13,794, respectively, with a weighted average interest rate of 3.02% and 2.26%, respectively. As of September 30, 2022, the Company had $62,000 outstanding under the Subscription Credit Agreement at a weighted average interest rate of 5.04%.

Corporate Credit Facility

As of September 30, 2022, the Company had a senior secured revolving credit facility (the “Corporate Credit Facility”), that has a total commitment of $350,000. The Corporate Credit Facility’s commitment termination date and the final maturity date are February 18, 2026 and February 18, 2027, respectively. The Corporate Credit Facility also provides for a feature that allows the Company, under certain circumstances, to increase the overall size of the Corporate Credit Facility to a maximum of $550,000. The interest rate on the Corporate Credit Facility is equal to Term SOFR (a forward-looking rate based on SOFR futures) plus an applicable spread of 2.35% per annum or an “alternate base rate” (as defined in the agreements governing the Corporate Credit Facility) plus an applicable spread of 1.25%. The Company is also required to pay a commitment fee of 0.375% per annum on any unused portion of the Corporate Credit Facility.

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

For the nine months ended September 30, 2022, the average amount of borrowings outstanding under the Corporate Credit Facility was $101,617 with a weighted average interest rate of 3.61%. As of September 30, 2022, the Company had $202,000 outstanding under the Corporate Credit Facility at a weighted average interest rate of 5.09%. See Note 11 – Subsequent Events.

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

For the nine months ended September 30, 2022, the average amount of borrowings outstanding under the Revolving Funding Facility was $130,220 with a weighted average interest rate of 3.44%. As of September 30, 2022, the Company had $200,000 outstanding under the Revolving Funding Facility at a weighted average interest rate of 5.34%.

Loan and Security Agreement

On February 18, 2022, the Company and KABDCF established two new credit facilities (described above) and fully repaid the $150,000 outstanding balance on the Loan and Security Agreement (the “LSA”), which was entered into by KABDCF in February 2021. Advances under LSA had an interest rate of LIBOR plus 4.25% (subject to a 1.00% LIBOR floor).

For the nine months ended 2022, the average amount of borrowings outstanding under the LSA were $27,253 with a weighted average interest rate of 5.25%.

Debt obligations consisted of the following as of September 30, 2022 and December 31, 2021:

	September 30, 2022
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Corporate Credit Facility	$350,000	$202,000	$148,000	$199,489
Revolving Funding Facility	250,000	200,000	22,819	197,785
Subscription Credit Agreement	150,000	62,000	88,000	61,887
Total debt	$750,000	$464,000	$258,819	$459,161

(1)	The amount available reflects any limitations related to the Credit Facility’s borrowing base as of September 30, 2022.

(2)	The carrying value of the Corporate Credit Facility, Revolving Funding Facility, and Credit Agreement are presented net of deferred financing costs totaling $4,839.

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

	December 31, 2021
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Loan and Security Agreement (LSA)	$200,000	$162,000	$13,685	$161,753
Subscription Credit Agreement	150,000	105,000	45,000	104,575
Total debt	$350,000	$267,000	$58,685	$266,328

(1)	The amount available reflects any limitations related to each credit facility’s borrowing base as of December 31, 2021.

(2)	The carrying value of the LSA and Subscription Credit Agreement are presented net of deferred financing costs totaling $672.

For the three and nine months ended September 30, 2022 and 2021, the components of interest expense were as follows:

	For the three months ended
	September 30, 2022	September 30, 2021
Interest expense	$4,976	$893
Amortization of debt issuance costs	528	55
Total interest expense	$5,504	$948
Average interest rate	5.3%	6.2%
Average borrowings	$410,146	$60,435

	For the nine months ended
	September 30, 2022	September 30, 2021
Interest expense	$9,792	$2,196
Amortization of debt issuance costs	1,533	141
Total interest expense	$11,325	$2,337
Average interest rate	4.8%	5.9%
Average borrowings	$312,423	$61,064

Note 7. Share Transactions

Common Stock Issuances

The following table summarizes the number of common stock shares issued and aggregate proceeds received from such issuances related to the Company’s capital call notices pursuant to subscription agreements with investors for the nine months ended September 30, 2022 and 2021. See Note 11 – Subsequent Events.

For the nine months ended September 30, 2022
	Offering		Aggregate
	price per	Common stock	offering
Common stock issue date	share	shares issued	amount
January 24, 2022	$16.36	4,191,292	$68,582
July 22, 2022	$16.30	7,666,830	125,000
Total common stock issued		11,858,122	$193,582

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

For the nine months ended September 30, 2021
	Offering		Aggregate
	price per	Common stock	offering
Common stock issue date	share	shares issued	amount
February 5, 2021	$15.00	5,666,667	$85,000
April 23, 2021	$15.57	3,532,434	55,000
July 23, 2021	$15.72	2,862,595	45,000
Total common stock issued		12,061,696	$185,000

As of September 30, 2022, the Company had subscription agreements with investors for an aggregate capital commitment of $808,212   to purchase shares of common stock. Of this amount, the Company had $315,129 of undrawn commitments at September 30, 2022.

Dividends and Dividend Reinvestment

The following table summarizes the dividends declared and payable by the Company for the nine months ended September 30, 2022. See Note 11 – Subsequent Events.

	Dividend	Dividend	Dividend
	record	payment	per
Dividend declaration date	date	date	share
April 19, 2022	April 20, 2022	April 26, 2022	$0.26
July 19, 2022	July 20, 2022	July 27, 2022	0.30
			$0.56

The following table summarizes the dividends declared and payable by the Company for the nine months ended September 30, 2021.

	Dividend	Dividend	Dividend
	record	payment	per
Dividend declaration date	date	date	share
April 23, 2021	April 20, 2021	May 14, 2021	$0.15
July 19, 2021	July 20, 2021	July 27, 2021	0.22
			$0.37

The following table summarizes the amounts received and shares of common stock issued to shareholders pursuant to the Company’s dividend reinvestment plan for the nine months ended September 30, 2022. See Note 11 – Subsequent Events.

	Dividend	DRIP
	payment	shares	DRIP
Dividend record date	date	issued	value
December 29, 2021	January 18, 2022	55,590	$902
April 20, 2022	April 26, 2022	75,270	1,222
July 20, 2022	July 27, 2022	88,081	1,431
		218,941	$3,555

The following table summarizes the amounts received and shares of common stock issued to shareholders pursuant to the Company’s dividend reinvestment plan for the nine months ended September 30, 2021

	Dividend	DRIP
	payment	shares	DRIP
Dividend record date	date	issued	value
April 20, 2021	May 14, 2021	1,361	$21
July 20, 2021	July 27, 2021	37,460	585
		38,821	$606

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

Note 8. Commitments and Contingencies

The Company had an aggregate of $125,185 and $97,810, respectively, of unfunded commitments to provide debt financing to its portfolio companies as of September 30, 2022 and December 31, 2021. Such commitments are generally subject to the satisfaction of certain financial and nonfinancial covenants and certain operational metrics. The commitment period for these amounts may be shorter than the maturity date if drawn or funded. These commitments are not reflected in the Company’s consolidated statement of assets and liabilities. Consequently, such commitments result in an element of credit risk in excess of the amount recognized in the Company’s consolidated statement of assets and liabilities.

A summary of the composition of the unfunded commitments as of September 30, 2022 and December 31, 2021 is shown in the table below:

	As of September 30, 2022	As of December 31, 2021
Allcat Claims Service, LLC	$21,756	$-
Allentown, LLC	2,040	-
American Equipment Holdings LLC	5,670	1,698
American Soccer Company, Incorporated (SCORE)	4,020	-
Arborworks Acquisition LLC	1,563	3,219
Atria Wealth Solutions, Inc.	2,996	-
BCI Burke Holding Corp.	4,026	4,935
Blade (US) Holdings, Inc.	-	1,121
BLP Buyer, Inc. (Bishop Lifting Products)	1,047	-
Brightview, LLC	3,834	4,647
Centerline Communications, LLC	6,661	2,040
CGI Automated Manufacturing, LLC	2,717	6,522
Corbett Technology Solutions, Inc.	735	1,525
Curio Brands, LLC	2,722	6,018
DRS Holdings III, Inc. (Dr. Scholl’s)	310	310
Eastern Wholesale Fence	198	666
EIS Legacy, LLC	6,538	6,538
Fastener Distribution Holdings, LLC	6,810	-
FCA, LLC (FCA Packaging)	2,670	-
Foundation Consumer Brands	577	577
Fralock Buyer LLC	749	749
Guardian Dentistry Partners	613	15,898
Gulf Pacific Holdings, LLC	14,565	-
Gusmer Enterprises, Inc.	2,941	4,220
Home Brands Group Holdings, Inc. (ReBath)	2,099	2,099
I.D. Images Acquisition, LLC	1,172	1,570
Improving Acquisition LLC	2,028	-
Light Wave Dental Management LLC	8,420	-
MacNeill Pride Group	2,499	357
PMFC Holding, LLC	342	684
Regiment Security Partners LLC	3,207	7,200
SGA Dental Partners Holdings, LLC	1,724	12,931
Siegel Egg Co., LLC	1,655	2,102
Speedstar Holding LLC	-	694
Trademark Global LLC	581	1,182
United Safety & Survivability Corporation (USSC)	3,549	4,285
USALCO, LLC	1,399	2,352
Vehicle Accessories, Inc.	752	1,671
Total unfunded commitments	$125,185	$97,810

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2022 and December 31, 2021, management was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

Note 9. Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of September 30, 2022 and 2021, there were no dilutive shares.

The following table sets forth the computation of basic and diluted earnings per share of common stock for the three and nine months ended September 30, 2022 and 2021:

	For the three months ended		For the nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Net increase (decrease) in net assets resulting from operations	$14,598	$4,105	$27,789	$10,758
Weighted average shares of common stock outstanding - basic and diluted	29,530,036	11,406,064	25,177,005	8,910,050
Earnings (loss) per share of common stock - basic and diluted	$0.49	$0.36	$1.10	$1.21

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

Note 10. Financial Highlights

The following per share of common stock data has been derived from information provided in the unaudited financial statements. The following is a schedule of financial highlights for the nine months ended September 30, 2022 and 2021:

	For the nine months ended September 30,
	2022 (amounts in thousands, except share and per share amounts)	2021 (amounts in thousands, except share and per share amounts)
Per Common Share Operating Performance (1)
Net Asset Value, Beginning of Period(2)	$16.22	$14.86

Results of Operations:
Net Investment Income	0.98	0.63
Net Realized and Unrealized Gain (Loss) on Investments(3)	0.09	0.80
Net Increase (Decrease) in Net Assets Resulting from Operations	1.07	1.43

Distributions to Common Stockholders
Distributions	(0.56)	(0.37)
Net Decrease in Net Assets Resulting from Distributions	(0.56)	(0.37)

Net Asset Value, End of Period	$16.73	$15.92

Shares Outstanding, End of Period	31,304,965	12,101,184

Ratio/Supplemental Data
Net assets, end of period	$523,727	$192,692
Weighted-average shares outstanding	25,177,005	8,910,050
Total Return(4)	6.7%	8.7%
Portfolio turnover	12.5%	29.0%
Ratio of operating expenses to average net assets(5)	6.9%	5.9%
Ratio of net investment income (loss) to average net assets(5)	8.2%	6.8%

(1)	The per common share data was derived by using weighted average shares outstanding.

(2)	On February 5, 2021, the initial offering price of $15.00 per share less $0.14 per share of organizational costs.

(3)	Realized and unrealized gains and losses per share in this caption are balancing amounts necessary to reconcile the change in net asset value per share for the period, and may not reconcile with the aggregate gains and losses in the Consolidated Statement of Operations due to share transactions during the period. For the nine months ended September 30, 2022 and 2021, such share transactions include the effect of share issuances of $0.03 and $0.15 per share, respectively. During the period, shares were issued at prices that reflect the aggregate amount of the Company’s initial organizational and offering expenses. As a result, investors subscribing after the initial capital call are allocated organizational expenses consistently with all stockholders.

(4)	Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share (if any), divided by the beginning NAV per share. The calculation also assumes reinvestment of dividends at actual prices pursuant to the Company’s dividend reinvestment plan. Total return is not annualized.

(5)	The ratios reflect an annualized amount, except in the case of non-recurring expenses (e.g. initial organizational expense of $175 for the period February 5, 2021 (commencement of operations) through September 30, 2021).

Note 11. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the financial statements included herein. There have been no subsequent events that require recognition or disclosure in these financial statements except as described below.

On October 25, 2022, the Company paid a distribution of $0.35 per share to each common stockholder of record as of October 13, 2022. The total distribution was $10,957 and $2,087 was reinvested into the Company through the purchase of 127,414 shares of common stock.

On October 31, 2022, the Company sold 1,485,844 shares of its common stock for a total aggregate offering price of $24,636. As of the same date, the Company has subscription agreements with investors for an aggregate capital commitment of $808,212 to purchase shares of common stock ($290,492 is undrawn).

On November 8, 2022, the Board of Directors (the “Board”) of the Company elected Rhonda Smith as a member of the Board. Ms. Smith will serve as an independent director of the Company until she stands for re-election at the 2024 Annual Meeting of Stockholders of the Company.

On November 10, 2022, the Company increased its Corporate Credit Facility commitment amount from $350,000 to $400,000. All other terms of the Corporate Credit Facility remain substantially the same.

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

We are managed by KA Credit Advisors, LLC (the “Advisor”) which is an indirect subsidiary of Kayne Anderson Capital Advisors, L.P. (“KACALP” or “Kayne Anderson”). The Advisor is registered with the Securities and Exchange Commission (“SEC”) as an investment advisor under the Investment Advisers Act of 1940, as amended. Subject to the overall supervision of the Company’s board of directors (the “Board”), the Advisor is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring investments and monitoring its investments and portfolio companies on an ongoing basis. The Board consists of six directors, four of whom are independent.

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

We intend to execute on our investment objective by (1) accessing the established loan sourcing channels developed by Kayne Anderson’s middle market private credit team, which includes an extensive network of private equity firms, other middle-market lenders, financial advisors and intermediaries, and management teams, (2) selecting investments within our middle-market company focus, (3) implementing Kayne Anderson’s middle market private credit team’s proven underwriting process, and (4) drawing upon the experience and resources of our Advisor’s investment team and the broader Kayne Anderson network.

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

Recent Developments

On October 25, 2022, we paid a distribution of $0.35 per share to each common stockholder of record as of October 13, 2022. The total distribution was $11.0 million and $2.1 million was reinvested into the Company through the purchase of 127,414 shares of common stock.

On October 31, 2022, we sold 1,485,844 shares of common stock for a total aggregate offering price of $24.6 million. We have subscription agreements with investors for an aggregate capital commitment of $808.2 million to purchase shares of common stock ($290.5 million is undrawn).

On November 8, 2022, our Board of Directors (the “Board”) elected Rhonda Smith as a member of the Board. Ms. Smith will serve as an independent director for us until she stands for re-election at our 2024 Annual Meeting of Stockholders.

On November 10, 2022, we increased our Corporate Credit Facility commitment amount from $350 million to $400 million. All other terms of the Corporate Credit Facility remain substantially the same.

Portfolio and Investment Activity

As of September 30, 2022, we had 140 debt investments and 9 equity investments in 59 portfolio companies with an aggregate fair value of approximately $964.0 million and an amortized cost of $949.1 million consisting of first lien senior secured debt ($958.9 million fair value) and equity ($5.1 million fair value) investments.

As of September 30, 2022, our weighted average total yield to maturity of debt and income producing securities at fair value was 9.8%, and our weighted average total yield to maturity of debt and income producing securities at amortized cost was 9.9%.

Our investment activity for the three months ended September 30, 2022 and 2021 is presented below (information presented herein is at par value unless otherwise indicated).

	For the three months ended September 30,
	2022 ($ in millions)	2021 ($ in millions)

New investments:
Gross new investment commitments	$331.8	$105.6
Less: investment commitments sold down, exited or repaid(1)	(49.5)	(44.0)
Net investment commitments	282.3	61.6

Principal amount of investments funded:
Private credit investments	$292.6	$84.5
Liquid credit investments	-	-
Preferred equity investments(2)	-	-
Common equity investments(2)	3.3	-
Total principal amount of investments funded	295.9	84.5

Principal amount of investments sold:
Private credit investments	(47.3)	(29.5)
Liquid credit investments	-	(14.5)
Total principal amount of investments sold or repaid	(47.3)	(44.0)

Number of new investment commitments	20	24
Average new investment commitment amount	$16.6	$4.4
Weighted average maturity for new investment commitments(3)	4.3 years	4.1 years
Percentage of new debt investment commitments at floating rates	100.0%	100.0%
Percentage of new debt investment commitments at fixed rates	0.0%	0.0%
Weighted average interest rate of new investment commitments	9.7%	7.3%
Weighted average spread over benchmark rate of new floating rate investment commitments	6.6%	6.3%
Weighted average interest rate on investment sold or paid down	9.6%	5.9%

(1)	Does not include repayments on revolving loans, which may be redrawn.
(2)	As of September 30, 2022, preferred equity investments and common equity investments were reported in aggregate as equity investments.
(3)	For undrawn delayed draw term loans, the maturity date used is that of the associated term loan.

Beginning with the three months ended March 31, 2022, we use Global Industry Classification Standards (GICS), Level 3 – Industry, for classifying the industry groupings of its portfolio companies. As of December 31, 2021, we used GICS, Level 2 – Industry Group.

The tables below describe long-term investments by industry composition based on fair value as of September 30, 2022 and December 31, 2021:

September 30, 2022

Commercial services & supplies	13.7%
Trading companies & distributors	12.8%
Health care providers & services	10.9%
Food products	10.3%
Textiles, apparel & luxury goods	4.8%
Building products	4.3%
Software	3.6%
Chemicals	3.5%
Containers & packaging	3.2%
Diversified telecommunication services	3.2%
Aerospace & defense	3.1%
Leisure products	2.9%
Auto components	2.8%
Machinery	2.7%
IT services	2.7%
Professional services	2.5%
Wireless telecommunication services	2.5%
Household durables	2.2%
Personal products	2.2%
Household products	2.1%
Insurance	1.4%
Specialty retail	0.9%
Pharmaceuticals	0.8%
Asset management & custody banks	0.6%
Electronic equipment, instruments & components	0.3%
Total	100.0%

December 31, 2021

Commercial & professional services	19.6%
Capital goods	19.5%
Consumer durables & apparel	15.8%
Telecommunication services	8.8%
Health care equipment & services	8.5%
Household & personal products	7.4%
Materials	7.0%
Automobiles & components	4.1%
Food & beverage	2.9%
Software & services	2.4%
Retailing	1.6%
Pharmaceuticals, biotech & life sciences	1.5%
Diversified financials	0.9%
Total	100.0%

Results of Operations

For the three and nine months ended September 30, 2022 and 2021, our total investment income was derived from our portfolio of investments. All debt investments were income producing, and there were no loans on non-accrual status as of September 30, 2022 or 2021.

The following table represents the operating results for the three and nine months ended September 30, 2022 and 2021:

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
	($ in millions)	($ in millions)	($ in millions)	($ in millions)
Total investment income	$20.5	$5.0	$45.4	$10.5
Less: Net expenses	(9.2)	(2.0)	(20.8)	(4.9)
Net investment income	11.3	3.0	24.6	5.6
Net realized gains (losses) on investments	0.0	0.1	0.1	0.2
Net change in unrealized gains (losses) on investments	3.3	1.0	3.1	5.0
Net increase (decrease) in net assets resulting from operations	$14.6	$4.1	$27.8	$10.8

Investment Income

Investment income for the three and nine months ended September 30, 2022 totaled $20.5 million and $45.4 million respectively, and consisted primarily of interest income on our debt investments. Investment income for the three and nine months ended September 30, 2021 totaled $5.0 million and $10.5 million, respectively, and consisted primarily of interest income on our debt investments.

Expenses

Operating expenses for the three and nine months ended September 30, 2022 and 2021 were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
	($ in millions)	($ in millions)	($ in millions)	($ in millions)
Interest and debt financing expenses	$5.5	$0.9	$11.3	$2.3
Management fees	1.9	0.5	4.7	1.1
Incentive fees	1.2	-	3.0	-
Directors fees	0.1	0.1	0.3	0.2
Initial organization	-	-	-	0.2
Deferred offering costs	-	0.1	-	0.2
Other operating expenses	0.5	0.4	1.5	0.9
Total expenses	$9.2	$2.0	$20.8	$4.9

Total expenses for the three and nine months ended September 30, 2022 included zero and $0.03 million of deferred offering costs. Total expenses for the three and nine months ended September 30, 2021 included zero and $0.2 million of initial organization expenses and $0.1 million and $0.2 million of deferred offering costs, respectively.

Net Unrealized Gains (Losses) on Investments

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the three and nine months ended September 30, 2022 and 2021, net unrealized gains (losses) on our investment portfolio were comprised of the following:

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
	($ in millions)	($ in millions)	($ in millions)	($ in millions)
Unrealized gains on investments	$7.3	$1.7	$9.4	$5.0
Unrealized (losses) on investments	(4.0)	(0.7)	(6.3)	-
Net change in unrealized gains (losses) on investments	$3.3	$1.0	$3.1	$5.0

The change in unrealized appreciation for the three months ended September 30, 2022 and 2021 totaled $7.3 million and $1.7 million, which primarily related to our investments in the following tables:

For the three months ended
September 30, 2022
($ in millions)
Portfolio Company
Genuine Cable Group, LLC	1.0
BC CS 2, L.P. (Cuisine Solutions)	1.0
AIDC Intermediate Co 2, LLC (Peak Technologies)	0.8
American Soccer Company, Incorporated (SCORE)	0.8
Gulf Pacific Holdings, LLC	0.6
Improving Acquisition LLC	0.6
CGI Automated Manufacturing, LLC	0.5
Allcat Claims Service, LLC	0.5
Fastener Distribution Holdings, LLC	0.5
FCA, LLC (FCA Packaging)	0.4
Other portfolio companies	0.6
Total Unrealized Appreciation	$7.3

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

The change in unrealized depreciation for the three months ended September 30, 2022 totaled $4.0 million and related to our investments in the following table. The change in unrealized depreciation for the three months ended September 30, 2021 totaled $0.7 million, which was primarily attributable to accretion of discounts on investments.

For the three months ended
September 30, 2022
($ in millions)
Portfolio Company
Arborworks Acquisition LLC	(0.6)
Trademark Global LLC	(0.5)
Curio Brands, LLC	(0.4)
Corbett Technology Solutions, Inc.	(0.3)
DRS Holdings III, Inc. (Dr. Scholl’s)	(0.2)
Allentown, LLC	(0.2)
USALCO, LLC	(0.2)
Light Wave Dental Management LLC	(0.2)
PH Beauty Holdings III, Inc.	(0.2)
Other portfolio companies	(1.2)
Total Unrealized Depreciation	$(4.0)

The change in unrealized appreciation for the nine months ended September 30, 2022 and 2021 totaled $9.4 and $5.0 million, which primarily related to our investments in the following tables:

For the nine months ended
September 30, 2022
($ in millions)
Portfolio Company
AIDC Intermediate Co 2, LLC (Peak Technologies)	$1.1
Genuine Cable Group, LLC	1.0
BC CS 2, L.P. (Cuisine Solutions)	1.0
CGI Automated Manufacturing, LLC	0.8
American Soccer Company, Incorporated (SCORE)	0.8
Gulf Pacific Holdings, LLC	0.6
Improving Acquisition LLC	0.5
Allcat Claims Service, LLC	0.5
Fastener Distribution Holdings, LLC	0.5
IF&P Foods, LLC (FreshEdge)	0.5
Other portfolio companies	2.1
Total Unrealized Appreciation	$9.4

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

The change in unrealized depreciation for the nine months ended September 30, 2022 totaled $6.3 million, which primarily related to our investments in the following table. There was no change in unrealized depreciation for the nine months ended September 30, 2021.

For the nine months ended
September 30, 2022
($ in millions)
Portfolio Company
Arborworks Acquisition LLC	$(1.5)
Trademark Global LLC	(1.0)
Curio Brands, LLC	(0.5)
PH Beauty Holdings III, Inc.	(0.4)
Corbett Technology Solutions, Inc.	(0.3)
Broder Bros., Co.	(0.3)
USALCO, LLC	(0.3)
DRS Holdings III, Inc. (Dr. Scholl’s)	(0.3)
Fralock Buyer LLC	(0.2)
Other portfolio companies	(1.5)
Total Unrealized Depreciation	$(6.3)

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

In accordance with the 1940 Act, we are required to meet a coverage ratio of total assets (less total liabilities other than indebtedness) to total borrowings and other senior securities (and any preferred stock that we may issue in the future) of at least 150%. If this ratio declines below 150%, we cannot incur additional leverage and could be required to sell a portion of our investments to repay some leverage when it is disadvantageous to do so. As of September 30, 2022 and December 31, 2021, our asset coverage ratios were 213% and 217%. We currently intend to target asset coverage of 200% to 180% (which equates to a debt-to-equity ratio of 1.0x to 1.25x) but may alter this target based on market conditions.

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

As of September 30, 2022, we had $464 million borrowed under our credit facilities and cash and cash equivalents of $20.0 million (including short-term investments). As of November 9, 2022, we had $508 million borrowed under our credit facilities and cash and cash equivalents of $7.2 million (including short-term investments).

Capital Contributions

During the nine months ended September 30, 2022 and 2021, we issued and sold 11,858,122 and 12,062,363 shares of our common stock, respectively, related to capital called at an aggregate purchase price of $193.6 million and $185.0 million, respectively. As of November 9, 2022, we had aggregate capital commitments of $808.2 million and undrawn capital commitments from investors of $290.5 million ($517.7 million or 64.1% funded).

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

Corporate Credit Facility: We are party to a senior secured revolving credit facility (the “Corporate Credit Facility”), that has a total commitment of $400 million. The facility’s commitment termination date and the final maturity date are February 18, 2026 and February 18, 2027, respectively. The Corporate Credit Facility also provides for a feature that allows us, under certain circumstances, to increase the overall size of the Corporate Credit Facility to a maximum of $550 million. The interest rate on the Corporate Credit Facility is equal to Term SOFR (a forward-looking rate based on SOFR futures) plus an applicable spread of 2.35% per annum or an “alternate base rate” (as defined in the agreements governing the Corporate Credit Facility) plus an applicable spread of 1.25%. We are also required to pay a commitment fee of 0.375% per annum on any unused portion of the Corporate Credit Facility.

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

Subscription Credit Agreement: We are party to a senior secured revolving credit agreement that includes a capital call facility (the “Subscription Credit Agreement”). The Subscription Credit Agreement permits us to borrow up to $150 million, subject to availability under the borrowing base which is calculated based on the unused capital commitments of the investors meeting various eligibility requirements. The Subscription Credit Agreement has a maximum commitment of $150 million and the interest rate under the facility is equal to Term SOFR plus 1.975% (subject to a 0.275% floor). We are also required to pay a commitment fee of 0.25% per annum on the unused portion of the Subscription Credit Agreement. The Subscription Credit Agreement will expire on December 31, 2022. We expect to renew this facility for a term of one year upon its maturity.

Contractual Obligations

A summary of our significant contractual principal payment obligations related to the repayment of our outstanding indebtedness at September 30, 2022 is as follows:

	Payments Due by Period ($ in millions)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Corporate Credit Facility	$202.0	$-	$-	$202.0	$-
Revolving Funding Facility	200.0	-	-	200.0	-
Subscription Credit Agreement	62.0	62.0	-	-	-
Total contractual obligations	$464.0	$62.0	$-	$402.0	$-

Off-Balance Sheet Arrangements

As of September 30, 2022 and December 31, 2021, we had an aggregate $125.2 million and $97.8 million, respectively, of unfunded commitments to provide debt financing to our portfolio companies. Such commitments are generally subject to the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in our financial statements. Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not have any other off-balance sheet financings or liabilities.

Critical Accounting Estimates

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies, including those relating to the valuation of our investment portfolio, are described below. The critical accounting policies should be read in conjunction with our risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and in this Quarterly Report. See Note 2 to our consolidated financial statements for the nine months ended September 30, 2022, for more information on our critical accounting policies.

Investment Valuation

Traded Investments (Level 1 or Level 2)

Investments for which market quotations are readily available will typically be valued at those market quotations. Traded investments such as corporate bonds, preferred stock, bank notes, loans or loan participations are valued by using the bid price provided by an independent pricing service, by an independent broker, the agent bank, syndicate bank or principal market maker. When price quotes for investments are not available, or such prices are stale or do not represent fair value in the judgment of our Advisor, fair market value will be determined using our Advisor’s valuation process for investments that are privately issued or otherwise restricted as to resale.

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

Non-Traded Investments (Level 3)

Investments that are privately issued or otherwise restricted as to resale, as well as any security for which (a) reliable market quotations are not available in the judgment of our Advisor, or (b) the independent pricing service or independent broker does not provide prices or provides a price that in the judgment of our Advisor is stale or does not represent fair value, shall each be valued in a manner that most fairly reflects fair value of the security on the valuation date. We expect that a significant majority of our investments will be Level 3 investments. Unless otherwise determined by the Advisor, the following valuation process is used for our Level 3 investments:

●	Valuation Designee. The applicable investments will be valued no less frequently than quarterly by the Advisor, with new investments valued at the time such investment was made. The value of each Level 3 investment will be initially reviewed by the persons responsible for such portfolio company or investment. The Advisor will use a standardized template designed to approximate fair market value based on observable market inputs, updated credit statistics and unobservable inputs to determine a preliminary value. The Advisor will specify the titles of the persons responsible for determining the fair value of Company investments, including by specifying the particular functions for which they are responsible, and will reasonably segregate fair value determinations from the portfolio management of the Company such that the portfolio manager(s) may not determine, or effectively determine by exerting substantial influence on, the fair values ascribed to portfolio investments.

●	Valuation Firm. Quarterly, a third-party valuation firm engaged by the Advisor reviews the valuation methodologies and calculations employed for each of the Company’s investments that the Advisor has placed on the “watch list” and approximately 25% of the Company’s remaining investments. The third-party valuation firm will review and independently value all of the Level 3 investments at least once per year, on a rolling twelve-month basis. The quarterly report issued by the third-party valuation firm will provide positive assurance on the fair values of the investments reviewed.

●	Oversight. The Board has appointed the Advisor as the valuation designee for the Company for purposes of making determinations of fair value as permitted by Rule 2a-5 under the 1940 Act. The Audit Committee shall aid the Board in overseeing the Advisor’s fair valuation of securities that are not publicly traded or for which current market values are not readily available. The Audit Committee shall meet quarterly to review the fair value determinations, processes and written reports of the Advisor as part of the Board’s oversight responsibilities.

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

Assuming that the consolidated statement of assets and liabilities as of September 30, 2022 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact ($ in millions) of hypothetical base rate changes in interest rate (considering interest rate floors for floating rate instruments).

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 25 basis points	$(2.4)	$(1.2)	$(1.2)
Up 75 basis points	$7.2	$3.5	$3.7
Up 100 basis points	$9.6	$4.6	$5.0
Up 200 basis points	$19.3	$9.3	$10.0
Up 300 basis points	$28.9	$13.9	$15.0

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2022 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic United States Securities and Exchange Commission filings is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As set forth in the table below (dollars in thousands, except per share and share amounts), during the nine months ended September 30, 2022, we issued and sold 11,858,122 shares of common stock at an aggregate offering amount of approximately $193.6 million. The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof and previously reported by us on our current reports on Form 8-K. The Company relied, in part, upon representations from the investors in the subscription agreements that each investor was an accredited investor as defined in Regulation D under the Securities Act. We did not engage in general solicitation or advertising, and did not offer securities to the public, in connection with such issuances and sales.

	Offering		Aggregate
	price per	Common stock	offering
Common stock issue date	share	shares issued	amount
January 24, 2022	$16.36	4,191,292	$68,582
July 22, 2022	$16.30	7,666,830	125,000
Total common stock issued		11,858,122	$193,582

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this Report.

Exhibit Index

3.1	Certificate of Formation (3)
3.2	Initial Limited Liability Company Agreement (1)
3.3	Certificate of Conversion (2)
3.4	Certificate of Incorporation (2)
3.5	Amended and Restated Bylaws (5)
4.1	Description of Securities (3)
10.1	Investment Advisory Agreement (1)
10.2	Administration Agreement (1)
10.3	License Agreement (1)
10.4	Indemnification Agreement (1)
10.5	Custody Agreement (1)
10.6	Subscription Agreement (1)
10.7	Loan and Security Agreement, dated as of February 5, 2021, by and between KA Credit Advisors, LLC, as collateral manager, Kayne Anderson BDC Financing, LLC, as borrower, certain lenders thereto, administrative agent for the lenders, and collateral agent for the lenders (2)
10.8	Credit Agreement, dated February 5, 2021, by and between Kayne Anderson BDC, Inc., as borrower, lenders signatories thereto, and agent and the lead arranger (2)
10.9	Second Amendment to Credit Agreement, dated December 3, 2021, by and between Kayne Anderson BDC, Inc., as borrower, lender signatories thereto, and agent and lead arranger (5)
10.10	Senior Secured Revolving Credit Agreement (4)
10.11	Loan and Security Agreement (4)
21.1	Subsidiaries of Kayne Anderson BDC, Inc. (3)
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Code of Ethics (1)
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Incorporated by reference from the Company’s Amendment No. 2 to Form 10, as filed with the Securities and Exchange Commission on November 9, 2020.

(2)	Incorporated by reference from the Company’s Form 8-K, as filed with the Securities and Exchange Commission on February 9, 2021.

(3)	Incorporated by reference from the Company’s Form 10-K, as filed with the Securities and Exchange Commission on February 26, 2021.

(4)	Incorporated by reference from the Company’s Form 8-K, as filed with the Securities and Exchange Commission on February 25, 2022.

(5)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, as filed with the Securities and Exchange Commission on August 15, 2022.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kayne Anderson BDC, Inc.
Date: November 14, 2022
/s/ James C. Baker, Jr.
	Name:	James C. Baker, Jr.
	Title:	Chief Executive Officer
(Principal Executive Officer)
Date: November 14, 2022
/s/ Terry A. Hart
	Name:	Terry A. Hart
	Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)