Form 10-Q
period 2023-03-31
Kayne Anderson BDC, Inc.
filed 2023-05-15
CIK 1747172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 10, 2023, the registrant had 39,013,826 shares of common stock, $0.001 par value per share, issued and outstanding and there was no public market for the registrant’s shares.

i

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that involve substantial known and unknown risks, uncertainties and other factors. Undue reliance should not be placed on such statements. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about the company, current and prospective portfolio investments, the industry, beliefs and assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond control of Kayne Anderson BDC, Inc. (“the Company”) and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:

●	future operating results;

●	business prospects and the prospects of portfolio companies;

●	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets;

●	the ability of KA Credit Advisors, LLC (our “Advisor”) to locate suitable investments and to monitor and administer investments;

●	the ability of the Advisor and its affiliates to attract and retain highly talented professionals;

●	risk associated with possible disruptions in operations or the economy generally;

●	the timing of cash flows, if any, from the operations of the companies in which the Company invests;

●	the dependence of the future success on the general economy and its effect on the industries in which the Company invests;

●	the ability to maintain qualification as a business development company (“BDC”) and as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”);

●	the use of borrowed money to finance a portion of the Company’s investments;

●	the adequacy, availability and pricing of financing sources and working capital for the Company;

●	actual or potential conflicts of interest with the Advisor and its affiliates;

●	contractual arrangements and relationships with third parties;

●	the risk associated with an economic downturn, increased inflation, political instability, interest rate volatility, loss of key personnel, and the illiquid nature of investments of the Company; and

●	the risks, uncertainties and other factors the Company identifies under “Item 1A. Risk Factors” and elsewhere in this quarterly report on Form 10-Q, as well as in the Company’s annual report on Form 10-K for the year ended December 31, 2022.

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

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Kayne Anderson BDC, Inc.

Consolidated Statements of Assets and Liabilities

(amounts in 000’s, except share and per share amounts)

	March 31, 2023 (Unaudited)	December 31, 2022
Assets:
Investments, at fair value:
Long-term investments (amortized cost of $1,236,904 and $1,147,788)	$1,254,359	$1,165,119
Short-term investments (amortized cost of $15,192 and $9,847)	15,192	9,847
Cash and cash equivalents	11,206	8,526
Receivable for principal payments on investments	190	111
Interest receivable	13,597	10,444
Prepaid expenses and other assets	283	347
Total Assets	$1,294,827	$1,194,394

Liabilities:
Corporate Credit Facility (Note 6)	$297,000	$269,000
Unamortized Corporate Credit Facility issuance costs	(2,320)	(2,517)
Revolving Funding Facility (Note 6)	275,000	200,000
Unamortized Revolving Funding Facility issuance costs	(2,500)	(2,827)
Subscription Credit Agreement (Note 6)	92,000	108,000
Unamortized Subscription Credit Facility issuance costs	(65)	(65)
Payable for investments purchased	-	956
Capital payable (Note 11)	7,110	-
Distributions payable	16,890	15,428
Management fee payable	2,685	2,415
Incentive fee payable	6,900	4,762
Accrued expenses and other liabilities	6,614	7,201
Total Liabilities	$699,314	$602,353

Commitments and contingencies (Note 8)

Net Assets:
Common Shares, $0.001 par value; 100,000,000 shares authorized; 35,937,151 and 35,879,291 as of March 31, 2023 and December 31, 2022, respectively, issued and outstanding	$36	$36
Additional paid-in capital	575,495	574,540
Total distributable earnings (deficit)	19,982	17,465
Total Net Assets	$595,513	$592,041
Total Liabilities and Net Assets	$1,294,827	$1,194,394
Net Asset Value Per Common Share	$16.57	$16.50

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Statements of Operations

(amounts in 000’s, except share and per share amounts)

(Unaudited)

	For the three months ended March 31,
	2023	2022
Income:
Investment income from investments:
Interest income	$36,366	$11,897
Total Investment Income	36,366	11,897

Expenses:
Management fees	2,685	1,326
Incentive fees	2,138	955
Interest expense	11,523	2,808
Professional fees	150	145
Directors fees	139	107
Offering costs	-	29
Other general and administrative expenses	449	314
Total Expenses	17,084	5,684
Net Investment Income (Loss)	19,282	6,213

Realized and unrealized gains (losses) on investments
Net realized gains (losses):
Investments	-	28
Total net realized gains (losses)	-	28
Net change in unrealized gains (losses):
Investments	125	(512)
Total net change in unrealized gains (losses)	125	(512)
Total realized and unrealized gains (losses)	125	(484)

Net Increase (Decrease) in Net Assets Resulting from Operations	$19,407	$5,729

Per Common Share Data:
Basic and diluted net investment income per common share	$0.54	$0.28
Basic and diluted net increase in net assets resulting from operations	$0.54	$0.26
Weighted Average Common Shares Outstanding - Basic and Diluted	35,929,436	22,393,176

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Statements of Changes in Net Assets

(amounts in 000’s)

(Unaudited)

	For the three months ended March 31,
	2023	2022
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$19,282	$6,213
Net realized gains (losses) on investments	-	28
Net change in unrealized gains (losses) on investments	125	(512)
Net Increase (Decrease) in Net Assets Resulting from Operations	19,407	5,729

Decrease in Net Assets Resulting from Stockholder Distributions
Dividends and distributions to stockholders	(16,890)	-
Net Decrease in Net Assets Resulting from Stockholder Distributions	(16,890)	-

Increase in Net Assets Resulting from Capital Share Transactions
Issuance of common shares	-	68,582
Reinvestment of distributions	955	902
Net Increase in Net Assets Resulting from Capital Share Transactions	955	69,484
Total Increase (Decrease) in Net Assets	3,472	75,213
Net Assets, Beginning of Period	592,041	311,969
Net Assets, End of Period	$595,513	$387,182

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Statements of Cash Flows

(amounts in 000’s)

(Unaudited)

	For the three months ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$19,407	$5,729
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized (gains)/losses on investments	-	(28)
Net change in unrealized (gains)/losses on investments	(125)	512
Net accretion of discount on investments	(2,115)	(750)
Sales (purchases) of short-term investments, net	(5,345)	670
Purchases of portfolio investments	(104,080)	(66,523)
Proceeds from sales of investments and principal repayments	17,245	28,167
Paid-in-kind interest from portfolio investments	(165)	-
Amortization of deferred financing cost	591	519
Increase/(decrease) in operating assets and liabilities:
(Increase)/decrease in interest and dividends receivable	(3,153)	(1,046)
(Increase)/decrease in deferred offering costs	-	29
(Increase)/decrease in receivable for principal payments on investments	(79)	-
(Increase)/decrease in prepaid expenses and other assets	64	(38)
Increase/(decrease) in payable for investments purchased	(956)	-
Increase/(decrease) in management fees payable	270	185
Increase/(decrease) in incentive fee payable	2,138	955
Increase/(decrease) in accrued organizational and offering costs, net	-	(6)
Increase/(decrease) in accrued other general and administrative expenses	(587)	475
Net cash used in operating activities	(76,890)	(31,150)
Cash Flows from Financing Activities:
Borrowings on Corporate Credit Facility, net	28,000	78,000
Borrowings on Revolving Funding Facility, net	75,000	150,000
Borrowings/(payments) on Loan and Security Agreement, net	-	(162,000)
Borrowings/(payments) on Subscription and Credit Agreement, net	(16,000)	(91,000)
Payments of debt issuance costs	(67)	(4,937)
Deposits for issuance of common shares	7,110	-
Distributions paid in cash	(14,473)	(3,713)
Proceeds from issuance of common shares	-	68,582
Net cash provided by financing activities	79,570	34,932
Net increase in cash and cash equivalents	2,680	3,782
Cash and cash equivalents, beginning of period	8,526	2,035
Cash and cash equivalents, end of period	$11,206	$5,817

Supplemental and Non-Cash Information:
Interest paid during the period	$11,213	$1,550
Non-cash financing activities not included herein consisted of reinvestment of dividends	$955	$902

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of March 31, 2023

(amounts in 000’s)

(Unaudited)

			Maturity	Principal /	Amortized	Fair	Percentage of Net
Portfolio Company(1)	Investment	Interest Rate	Date	Par	Cost(2)(3)	Value	Assets
Debt and Equity Investments
Private Credit Investments(4)
Aerospace & defense
Basel U.S. Acquisition Co., Inc. (IAC) (5)	First lien senior secured revolving loan	11.58% (S + 6.50%)	12/5/2028	$-	$-	$-	0.0%
	First lien senior secured loan	11.58% (S + 6.50%)	12/5/2028	18,634	18,154	18,634	3.1%
Fastener Distribution Holdings, LLC	First lien senior secured delayed draw loan	12.05% (S + 7.00%)	4/1/2024	2,357	2,302	2,357	0.4%
	First lien senior secured loan	12.05% (S + 7.00%)	4/1/2024	20,649	20,370	20,649	3.5%
Precinmac (US) Holdings, Inc.	First lien senior secured delayed draw loan	10.91% (S + 6.00%)	8/31/2027	1,110	1,093	1,094	0.2%
	First lien senior secured loan	11.05% (S + 6.00%)	8/31/2027	5,393	5,308	5,312	0.9%
				48,143	47,227	48,046	8.1%
Asset management & custody banks
Atria Wealth Solutions, Inc.	First lien senior secured delayed draw loan	11.16% (S + 6.00%)	2/29/2024	232	208	232	0.0%
	First lien senior secured loan	11.16% (S + 6.00%)	2/29/2024	5,125	5,097	5,125	0.9%
				5,357	5,305	5,357	0.9%
Auto components
Speedstar Holding LLC	First lien senior secured delayed draw loan	12.31% (S + 7.25%)	1/22/2027	274	266	274	0.0%
	First lien senior secured loan	12.29% (S + 7.25%)	1/22/2027	6,059	5,952	6,059	1.0%
Vehicle Accessories, Inc.	First lien senior secured revolving loan	10.39% (S + 5.50%)	11/30/2026	1,170	1,148	1,170	0.2%
	First lien senior secured loan	10.66% (S + 5.50%)	11/30/2026	21,172	20,889	21,172	3.6%
				28,675	28,255	28,675	4.8%
Biotechnology
Alcami Corporation (Alcami)	First lien senior secured delayed draw loan	11.91% (S + 7.00%)	6/30/2024	-	-	-	0.0%
	First lien senior secured revolving loan	11.91% (S + 7.00%)	12/21/2028	-	-	-	0.0%
	First lien senior secured loan	11.91% (S + 7.00%)	12/21/2028	11,706	11,229	11,706	2.0%
				11,706	11,229	11,706	2.0%
Building products
BCI Burke Holding Corp.	First lien senior secured delayed draw loan	10.66% (L + 5.50%)	12/14/2023	637	620	637	0.1%
	First lien senior secured loan	10.66% (L + 5.50%)	12/14/2027	16,446	16,227	16,446	2.8%
	First lien senior secured revolving loan	10.66% (L + 5.50%)	6/14/2027	-	-	-	0.0%
Eastern Wholesale Fence	First lien senior secured revolving loan	13.05% (S + 8.00%)	10/30/2025	1,332	1,310	1,325	0.2%
	First lien senior secured loan	13.05% (S + 8.00%)	10/30/2025	21,104	20,524	20,998	3.5%
				39,519	38,681	39,406	6.6%
Chemicals
Cyalume Technologies Holdings, Inc.	First lien senior secured loan	10.16% (L + 5.00%)	8/30/2024	1,274	1,268	1,274	0.2%
Fralock Buyer LLC	First lien senior secured revolving loan	10.66% (L + 5.50%)	4/17/2024	200	198	199	0.1%
	First lien senior secured loan	10.66% (L + 5.50%)	4/17/2024	11,673	11,580	11,615	1.9%
Shrieve Chemical Company, LLC	First lien senior secured loan	11.05% (L + 6.38%)	12/2/2024	604	594	604	0.1%
	First lien senior secured loan	11.20% (L + 6.38%)	12/2/2024	3,546	3,514	3,546	0.6%
USALCO, LLC	First lien senior secured revolving loan	10.84% (L + 6.00%)	10/19/2026	763	727	755	0.1%
	First lien senior secured loan	11.16% (L + 6.00%)	10/19/2027	19,133	18,765	18,941	3.2%
				37,193	36,646	36,934	6.2%

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of March 31, 2023

(amounts in 000’s)

(Unaudited)

			Maturity	Principal /	Amortized	Fair	Percentage of Net
Portfolio Company(1)	Investment	Interest Rate	Date	Par	Cost(2)(3)	Value	Assets
Private Credit Investments(4)
Commercial services & supplies
Advanced Environmental Monitoring (6)	First lien senior secured loan	11.97% (S + 7.00%)	1/29/2026	10,158	9,936	10,057	1.7%
Allentown, LLC	First lien senior secured delayed draw loan	10.91% (S + 6.00%)	10/22/2023	-	-	-	0.0%
	First lien senior secured revolving loan	13.00% (P + 5.00%)	4/22/2027	357	349	350	0.1%
	First lien senior secured loan	10.91% (S + 6.00%)	4/22/2027	7,643	7,575	7,491	1.3%
American Equipment Holdings LLC	First lien senior secured delayed draw loan	10.88% (S + 6.00%)	11/5/2026	6,287	6,195	6,287	1.1%
	First lien senior secured revolving loan	10.45% (S + 6.00%)	11/5/2026	2,253	2,206	2,253	0.4%
	First lien senior secured delayed draw loan	10.42% (S + 6.00%)	11/5/2026	5,016	4,933	5,016	0.8%
	First lien senior secured loan	10.88% (S + 6.00%)	11/5/2026	18,097	17,832	18,097	3.0%
	First lien senior secured loan	10.51% (S + 6.00%)	11/5/2026	2,101	2,070	2,101	0.4%
Arborworks Acquisition LLC	First lien senior secured revolving loan	11.83% (L + 7.00%)	11/9/2026	3,125	3,057	2,750	0.5%
	First lien senior secured loan	11.85% (L + 7.00%)	11/9/2026	19,703	19,409	17,339	2.9%
BLP Buyer, Inc. (Bishop Lifting Products)	First lien senior secured revolving loan	11.09% (S + 6.25%)	2/1/2027	604	578	596	0.1%
	First lien senior secured loan	11.33% (S + 6.50%)	2/1/2027	6,160	6,021	6,083	1.0%
	First lien senior secured loan	11.08% (S + 6.25%)	2/1/2027	16,331	16,077	16,127	2.7%
Gusmer Enterprises, Inc.	First lien senior secured delayed draw loan	11.87% (S + 7.00%)	5/7/2027	8,012	7,881	7,892	1.3%
	First lien senior secured revolving loan	11.78% (S + 7.00%)	5/7/2027	210	150	207	0.0%
	First lien senior secured loan	11.86% (S + 7.00%)	5/7/2027	4,783	4,704	4,711	0.8%
PMFC Holding, LLC	First lien senior secured delayed draw loan	11.32% (L + 6.50%)	7/31/2023	2,811	2,807	2,811	0.5%
	First lien senior secured loan	11.32% (L + 6.50%)	7/31/2023	5,604	5,597	5,604	0.9%
	First lien senior secured revolving loan	11.38% (L + 6.50%)	7/31/2023	342	342	342	0.1%
Regiment Security Partners LLC	First lien senior secured delayed draw loan	12.88% (S + 8.00%)	9/15/2023	2,628	2,602	2,602	0.4%
	First lien senior secured loan	12.88% (S + 8.00%)	9/15/2026	6,442	6,347	6,377	1.1%
	First lien senior secured revolving loan	12.88% (S + 8.00%)	9/15/2026	1,345	1,321	1,331	0.2%
The Kleinfelder Group, Inc.	First lien senior secured loan	10.41% (L + 5.25%)	11/30/2024	12,728	12,658	12,665	2.1%
				142,740	140,647	139,089	23.4%
Containers & packaging
Drew Foam Companies, Inc.	First lien senior secured loan	11.80% (S + 6.75%)	11/5/2025	7,357	7,278	7,302	1.2%
	First lien senior secured loan	11.55% (S + 6.75%)	11/5/2025	20,911	20,551	20,754	3.5%
FCA, LLC (FCA Packaging)	First lien senior secured revolving loan	11.29% (S + 6.50%)	7/18/2028	-	-	-	0.0%
	First lien senior secured loan	11.29% (S + 6.50%)	7/18/2028	22,083	21,743	22,304	3.8%
				50,351	49,572	50,360	8.5%
Diversified telecommunication services
Network Connex (f/k/a NTI Connect, LLC)	First lien senior secured loan	9.80% (S + 4.75%)	11/30/2024	5,236	5,182	5,236	0.9%
Pavion Corp. (f/k/a Corbett Technology Solutions, Inc.)	First lien senior secured revolving loan	10.55% (S + 5.75%)	10/29/2027	1,819	1,690	1,819	0.3%
	First lien senior secured delayed draw loan	11.02% (S + 5.75%)	10/29/2027	9,411	9,336	9,411	1.6%
	First lien senior secured loan	10.83% (S + 5.75%)	10/29/2027	1,738	1,724	1,738	0.3%
	First lien senior secured loan	10.58% (S + 5.75%)	10/29/2027	13,395	13,169	13,395	2.2%
				31,599	31,101	31,599	5.3%
Electronic equipment, instruments & components
Process Insights, Inc.	First lien senior secured loan	11.18% (S + 6.00%)	10/30/2025	3,036	2,990	3,036	0.5%
				3,036	2,990	3,036	0.5%

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of March 31, 2023

(amounts in 000’s)

(Unaudited)

			Maturity	Principal /	Amortized	Fair	Percentage of Net
Portfolio Company(1)	Investment	Interest Rate	Date	Par	Cost(2)(3)	Value	Assets
Private Credit Investments(4)
Food products
BC CS 2, L.P. (Cuisine Solutions) (5)	First lien senior secured loan	12.18% (S + 8.00%)	7/8/2028	25,000	24,335	25,000	4.2%
BR PJK Produce, LLC (Keany)	First lien senior secured loan	10.99% (S + 6.25%)	11/14/2027	29,788	29,065	29,788	5.0%
	First lien senior secured delayed draw loan	10.99% (S + 6.25%)	5/14/2024	-	-	-	0.0%
Gulf Pacific Holdings, LLC	First lien senior secured delayed draw loan	11.11% (S + 6.00%)	9/30/2024	1,714	1,619	1,714	0.3%
	First lien senior secured revolving loan	10.98% (S + 6.00%)	9/30/2028	2,098	1,988	2,098	0.4%
	First lien senior secured loan	11.05% (S + 6.00%)	9/30/2028	20,333	19,958	20,333	3.4%
IF&P Foods, LLC (FreshEdge) (6)	First lien senior secured delayed draw loan	10.14% (S + 5.25%)	10/3/2024	-	-	-	0.0%
	First lien senior secured revolving loan	10.07% (S + 5.25%)	10/3/2028	1,776	1,697	1,776	0.3%
	First lien senior secured loan	10.14% (S + 5.25%)	10/3/2028	27,451	26,726	27,451	4.6%
Siegel Egg Co., LLC	First lien senior secured revolving loan	10.26% (L + 5.50%)	12/29/2026	1,476	1,429	1,468	0.2%
	First lien senior secured loan	10.26% (L + 5.50%)	12/29/2026	15,584	15,362	15,506	2.6%
Worldwide Produce Acquisition, LLC	First lien senior secured revolving loan	10.88% (S + 6.25%)	1/18/2029	155	143	155	0.0%
	First lien senior secured delayed draw loan	11.15% (S + 6.25%)	1/18/2029	565	532	565	0.1%
	First lien senior secured delayed draw loan	10.88% (S + 6.25%)	4/18/2024	-	-	-	0.0%
	First lien senior secured delayed draw loan	11.15% (S + 6.25%)	4/18/2024	71	54	71	0.0%
	First lien senior secured loan	10.88% (S + 6.25%)	1/18/2029	2,882	2,799	2,882	0.5%
				128,893	125,707	128,807	21.6%
Health care providers & services
Brightview, LLC	First lien senior secured delayed draw loan	10.59% (L + 5.75%)	12/14/2026	1,732	1,715	1,714	0.3%
	First lien senior secured revolving loan	10.59% (L + 5.75%)	12/14/2026	232	229	230	0.0%
	First lien senior secured loan	10.59% (L + 5.75%)	12/14/2026	12,969	12,913	12,839	2.1%
Guardian Dentistry Partners	First lien senior secured delayed draw loan	11.42% (S + 6.50%)	8/20/2026	21,654	21,371	21,654	3.6%
	First lien senior secured loan	11.42% (S + 6.50%)	8/20/2026	8,119	7,954	8,119	1.4%
Light Wave Dental Management LLC	First lien senior secured delayed draw loan	11.66% (S + 6.50%)	12/31/2023	9,535	9,446	9,535	1.6%
	First lien senior secured loan	(7)	9/30/2023	6,254	6,254	6,254	1.0%
	First lien senior secured revolving loan	11.66% (S + 6.50%)	12/31/2023	558	556	558	0.1%
	First lien senior secured loan	11.66% (S + 6.50%)	12/31/2023	12,906	12,844	12,906	2.2%
OMH-HealthEdge Holdings, LLC	First lien senior secured loan	10.03% (L + 5.25%)	10/24/2025	17,528	17,254	17,528	3.0%
SGA Dental Partners Holdings, LLC	First lien senior secured delayed draw loan	10.39% (S + 5.50%)	12/30/2026	11,108	10,927	11,108	1.9%
	First lien senior secured loan	10.39% (S + 5.50%)	12/30/2026	11,918	11,711	11,918	2.0%
	First lien senior secured revolving loan	10.89% (S + 5.50%)	12/30/2026	-	-	-	0.0%
				114,513	113,174	114,363	19.2%

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of March 31, 2023

(amounts in 000’s)

(Unaudited)

			Maturity	Principal /	Amortized	Fair	Percentage of Net
Portfolio Company(1)	Investment	Interest Rate	Date	Par	Cost(2)(3)	Value	Assets
Private Credit Investments(4)
Healthcare equipment & supplies
LSL Industries, LLC (LSL Healthcare)	First lien senior secured delayed draw loan	11.45% (S + 6.50%)	11/3/2024	-	-	-	0.0%
	First lien senior secured revolving loan	11.45% (S + 6.50%)	11/3/2027	-	-	-	0.0%
	First lien senior secured loan	11.45% (S + 6.50%)	11/3/2027	19,677	19,003	19,480	3.3%
				19,677	19,003	19,480	3.3%
Household durables
Curio Brands, LLC	First lien senior secured delayed draw loan	10.20% (L + 5.25%)	12/21/2027	3,296	3,296	3,214	0.6%
	First lien senior secured revolving loan	10.41% (L + 5.25%)	12/21/2027	-	-	-	0.0%
	First lien senior secured loan	10.41% (L + 5.25%)	12/21/2027	17,963	17,573	17,514	2.9%
				21,259	20,869	20,728	3.5%
Household products
Home Brands Group Holdings, Inc. (ReBath)	First lien senior secured revolving loan	9.58% (L + 4.75%)	11/8/2026	-	-	-	0.0%
	First lien senior secured loan	9.58% (L + 4.75%)	11/8/2026	18,627	18,317	18,533	3.1%
				18,627	18,317	18,533	3.1%
Insurance
Allcat Claims Service, LLC	First lien senior secured delayed draw loan	10.77% (S + 6.00%)	7/7/2027	21,768	21,364	21,768	3.7%
	First lien senior secured revolving loan	10.91% (S + 6.00%)	7/7/2027	-	-	-	0.0%
	First lien senior secured loan	10.91% (S + 6.00%)	7/7/2027	7,776	7,574	7,776	1.3%
				29,544	28,938	29,544	5.0%
IT services
Domain Information Services Inc. (Integris)	First lien senior secured loan	10.99% (S + 6.25%)	9/30/2025	20,600	20,148	20,600	3.4%
Improving Acquisition LLC	First lien senior secured revolving loan	10.45% (S + 6.00%)	7/26/2027	-	-	-	0.0%
	First lien senior secured loan	10.45% (S + 6.00%)	7/26/2027	31,890	31,272	31,890	5.4%
				52,490	51,420	52,490	8.8%
Leisure products
CTM Group, Inc.	First lien senior secured loan	11.79% (S + 6.75%)	11/30/2026	4,454	4,344	4,454	0.8%
MacNeill Pride Group	First lien senior secured delayed draw loan	11.66% (S + 6.50%)	4/22/2026	4,109	4,055	4,027	0.7%
	First lien senior secured loan	11.66% (S + 6.50%)	4/22/2026	8,597	8,519	8,425	1.4%
	First lien senior secured revolving loan	11.66% (S + 6.50%)	4/22/2026	539	516	529	0.1%
Trademark Global LLC	First lien senior secured revolving loan	12.34% (L + 7.50%), 4.50% is PIK	7/30/2024	2,760	2,747	2,574	0.4%
	First lien senior secured revolving loan	12.34% (L + 7.50%), 4.50% is PIK	7/30/2024	61	53	57	0.0%
	First lien senior secured loan	12.34% (L + 7.50%), 4.50% is PIK	7/30/2024	11,619	11,568	10,834	1.8%
				32,139	31,802	30,900	5.2%
Machinery
Pennsylvania Machine Works, LLC	First lien senior secured loan	11.16% (S + 6.00%)	3/6/2027	2,004	1,988	2,004	0.3%
PVI Holdings, Inc.	First lien senior secured loan	10.57% (S + 5.94%)	7/18/2027	24,077	23,738	24,077	4.1%
Techniks Holdings, LLC / Eppinger Holdings Germany GMBH (5)	First lien senior secured loan	11.78% (S + 6.75%)	2/4/2025	25,000	24,385	25,000	4.2%
	First lien senior secured revolving loan	11.78% (S + 6.75%)	2/4/2025	-	-	-	0.0%
				51,081	50,111	51,081	8.6%
Personal products
DRS Holdings III, Inc. (Dr. Scholl’s)	First lien senior secured revolving loan	10.59% (L + 5.75%)	11/1/2025	-	-	-	0.0%
	First lien senior secured loan	10.59% (L + 5.75%)	11/1/2025	11,346	11,275	11,120	1.9%
PH Beauty Holdings III, Inc.	First lien senior secured loan	9.84% (L + 5.00%)	9/28/2025	9,517	9,281	9,089	1.5%
				20,863	20,556	20,209	3.4%
Pharmaceuticals
Foundation Consumer Brands	First lien senior secured revolving loan	10.38% (L + 5.50%)	2/12/2027	-	-	-	0.0%
	First lien senior secured loan	10.38% (L + 5.50%)	2/12/2027	7,123	7,075	7,123	1.2%
				7,123	7,075	7,123	1.2%

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of March 31, 2023

(amounts in 000’s)

(Unaudited)

			Maturity	Principal /	Amortized	Fair	Percentage of Net
Portfolio Company(1)	Investment	Interest Rate	Date	Par	Cost(2)(3)	Value	Assets
Private Credit Investments(4)
Professional services
4 Over International, LLC	First lien senior secured loan	11.50% (S + 6.50%)	12/7/2023	24,190	23,970	24,007	4.0%
DISA Holdings Corp. (DISA)	First lien senior secured delayed draw loan	10.16% (S + 5.50%)	9/9/2028	2,443	2,290	2,443	0.4%
	First lien senior secured revolving loan	10.16% (S + 5.50%)	9/9/2028	-	-	-	0.0%
	First lien senior secured loan	10.16% (S + 5.50%)	9/9/2028	22,345	21,665	22,345	3.8%
Universal Marine Medical Supply International, LLC (Unimed)	First lien senior secured revolving loan	13.14% (S + 7.50%)	12/5/2027	509	449	509	0.1%
	First lien senior secured loan	12.58% (S + 7.50%)	12/5/2027	14,449	14,116	14,449	2.4%
				63,936	62,490	63,753	10.7%
Software
AIDC Intermediate Co 2, LLC (Peak Technologies)	First lien senior secured loan	11.06% (S + 6.25%)	7/22/2027	34,912	33,807	34,651	5.8%
				34,912	33,807	34,651	5.8%
Specialty retail
Sundance Holdings Group, LLC (6)	First lien senior secured loan	10.99% (L + 6.00%)	5/1/2024	8,681	8,523	8,594	1.4%
				8,681	8,523	8,594	1.4%
Textiles, apparel & luxury goods
American Soccer Company, Incorporated (SCORE)	First lien senior secured revolving loan	11.29% (S + 6.50%)	7/20/2027	2,365	2,273	2,365	0.4%
	First lien senior secured loan	11.55% (S + 6.50%)	7/20/2027	30,043	29,439	30,043	5.0%
BEL USA, LLC	First lien senior secured loan	11.11% (S + 6.25%)	2/2/2025	113	112	112	0.0%
	First lien senior secured loan	11.11% (S + 6.25%)	2/2/2025	6,849	6,803	6,781	1.1%
YS Garments, LLC	First lien senior secured loan	10.33% (L + 5.50%)	8/9/2026	7,649	7,423	7,649	1.3%
				47,019	46,050	46,950	7.8%
Trading companies & distributors
BCDI Meteor Acquisition, LLC (Meteor)	First lien senior secured loan	11.91% (S + 7.00%)	6/29/2028	16,420	16,030	16,420	2.8%
Broder Bros., Co.	First lien senior secured loan	11.16% (L + 6.00%)	12/4/2025	4,732	4,450	4,732	0.8%
CGI Automated Manufacturing, LLC	First lien senior secured delayed draw loan	12.16% (S + 7.00%)	12/17/2026	3,686	3,552	3,686	0.6%
	First lien senior secured loan	12.16% (S + 7.00%)	12/17/2026	27,719	26,723	27,719	4.6%
	First lien senior secured revolving loan	12.15% (S + 7.00%)	12/17/2026	1,087	982	1,087	0.2%
EIS Legacy, LLC	First lien senior secured delayed draw loan	9.95% (L + 5.00%)	5/1/2023	-	-	-	0.0%
	First lien senior secured revolving loan	9.95% (L + 5.00%)	11/1/2027	-	-	-	0.0%
	First lien senior secured loan	9.95% (L + 5.00%)	11/1/2027	18,231	17,861	18,231	3.1%
Engineered Fastener Company, LLC (EFC International)	First lien senior secured loan	11.56% (S + 6.50%)	11/1/2027	23,782	23,197	23,782	4.0%
Genuine Cable Group, LLC	First lien senior secured loan	10.41% (S + 5.50%)	11/1/2026	34,825	33,723	34,215	5.7%
I.D. Images Acquisition, LLC	First lien senior secured loan	11.30% (S + 6.25%)	7/30/2026	15,375	15,210	15,375	2.6%
	First lien senior secured loan	11.16% (S + 6.25%)	7/30/2026	4,731	4,647	4,731	0.8%
	First lien senior secured delayed draw loan	11.30% (S + 6.25%)	7/30/2026	2,601	2,582	2,601	0.4%
	First lien senior secured revolving loan	11.16% (S + 6.25%)	7/30/2026	192	164	192	0.0%
Krayden Holdings, Inc.	First lien senior secured delayed draw loan	11.00% (S + 6.00%)	3/1/2025	-	-	-	0.0%
	First lien senior secured delayed draw loan	11.00% (S + 6.00%)	3/1/2025	-	-	-	0.0%
	First lien senior secured revolving loan	11.00% (S + 6.00%)	3/1/2029	-	-	-	0.0%
	First lien senior secured loan	11.00% (S + 6.00%)	3/1/2029	9,563	9,117	9,563	1.6%
United Safety & Survivability Corporation (USSC)	First lien senior secured delayed draw loan	11.63% (S + 6.75%)	9/30/2027	668	629	661	0.1%
	First lien senior secured revolving loan	11.66% (S + 6.75%)	9/30/2027	1,075	1,052	1,064	0.2%
	First lien senior secured loan	11.80% (S + 6.75%)	9/30/2027	12,531	12,315	12,406	2.1%
				177,218	172,234	176,465	29.6%
Wireless telecommunication services
Centerline Communications, LLC	First lien senior secured loan	11.04% (S + 6.00%)	8/10/2027	15,060	14,797	14,909	2.5%
	First lien senior secured loan	10.95% (S + 6.00%)	8/10/2027	1,028	1,000	1,018	0.2%
	First lien senior secured delayed draw loan	11.04% (S + 6.00%)	8/10/2027	7,098	6,988	7,027	1.2%
	First lien senior secured delayed draw loan	10.95% (S + 6.00%)	8/10/2027	6,249	6,140	6,187	1.0%
	First lien senior secured revolving loan	11.04% (S + 6.00%)	8/10/2027	-	-	-	0.0%
				29,435	28,925	29,141	4.9%
Total Private Credit Debt Investments				1,255,729	1,230,654	1,247,020	209.4%

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of March 31, 2023

(amounts in 000’s)

(Unaudited)

	Number of Units	Cost	Fair Value	Percentage of Net Assets
Equity Investments
Auto components
Vehicle Accessories, Inc. - Class A common (8)	128.250	-	75	0.0%
Vehicle Accessories, Inc. - preferred (8)	250.000	250	274	0.1%
	378.250	250	349	0.1%
Commercial services & supplies
American Equipment Holdings LLC (9)	250.000	250	247	0.1%
BLP Buyer, Inc. (Bishop Lifting Products) - Class A common (10)	500.000	500	788	0.1%
	750.000	750	1,035	0.2%
Food products
BC CS 2, L.P. (Cuisine Solutions) (5)	2,000.000	2,000	2,337	0.4%
Gulf Pacific Holdings, LLC - Class A common (9)	0.250	250	277	0.0%
Gulf Pacific Holdings, LLC - Class C common (9)	0.250	-	-	0.0%
IF&P Foods, LLC (FreshEdge) - Class A common (9)	0.750	750	742	0.1%
IF&P Foods, LLC (FreshEdge) - Class B common (9)	0.750	-	-	0.0%
Siegel Parent, LLC (11)	0.250	250	347	0.1%
	2,002.250	3,250	3,703	0.6%
Healthcare equipment & supplies
LSL Industries, LLC (LSL Healthcare) (9)	7.500	750	742	0.1%
	7.500	750	742	0.1%
IT services
Domain Information Services Inc. (Integris)	250.000	250	250	0.0%
	250.000	250	250	0.0%
Textiles, apparel & luxury goods
American Soccer Company, Incorporated (SCORE) (11)	1,000.000	1,000	1,260	0.2%
	1,000.000	1,000	1,260	0.2%
Total Private Equity Investments	4,388.000	6,250	7,339	1.2%

Total Private Investments		1,236,904	1,254,359	210.6%

	Number of Shares	Cost	Fair Value	Percentage of Net Assets
Short-Term Investments
First American Treasury Obligations Fund - Institutional Class Z, 4.66% (12)	15,192	15,192	15,192	2.6%
Total Short-Term Investments	15,192	15,192	15,192	2.6%

Total Investments		$1,252,096	$1,269,551	213.2%

Liabilities in Excess of Other Assets			(674,038)	(113.2)%
Net Assets			$595,513	100.0%

(1)	As of March 31, 2023, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company.

(2)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of March 31, 2023

(amounts in 000’s)

(Unaudited)

(3)	As of March 31, 2023, the tax cost of the Company’s investments approximates their amortized cost.

(4)	Loan contains a variable rate structure, that may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three- or six-month LIBOR), the Secured Overnight Funding Rate (“SOFR” or “S”) (which can include one-, three- or six-month SOFR), or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate or “P”).

(5)	Non-qualifying investment as defined by Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2023, 5.5% of the Company’s total assets were in non-qualifying investments.

(6)	The Company may be entitled to receive additional interest as a result of an arrangement with other lenders in the syndication. In exchange for the higher interest rate, the “last-out” portion is at a greater risk of loss. Certain lenders represent a “first out” portion of the investment and have priority to the “last-out” portion with respect to payments of principal and interest.

(7)	On December 5, 2022, the Company funded a $6,254 first lien senior secured loan in Light Wave Dental Management LLC. The loan has a minimum of 1.3x MOIC (multiple on invested capital) if the loan is repaid prior to June 6, 2023 with further increases above 1.3x thereafter. The interest and the repayment premium are payable to the Company upon a triggering event or maturity in September 2023.

(8)	The Company owns 0.19% of the common equity and 0.43% of the preferred equity of Vehicle Accessories, Inc.

(9)	The Company owns 71% of a pass-through, taxable limited liability company, KSCF IV Equity Aggregator Blocker, LLC (the “Aggregator Blocker”), which holds the Company’s equity investments in American Equipment Holdings LLC, Gulf Pacific Holdings, LLC, IF&P Foods, LLC (FreshEdge) and LSL Industries, LLC (LSL Healthcare). Through the Company’s ownership of the Aggregator Blocker, the Company owns the respective units of each company listed above in the Schedule of Investments.

(10)	The Company owns 0.53% of the common equity BLP Buyer, Inc. (Bishop Lifting Products).

(11)	The Company owns 40% of a pass-through limited liability company, KSCF IV Equity Aggregator, LLC (the “Aggregator”), which holds the Company’s equity investments in Siegel Parent, LLC and American Soccer Company, Incorporated (SCORE). The Aggregator’s ownership of Siegel Parent, LLC is 1.1442%. Through the Company’s ownership of the Aggregator, the Company owns the respective units of each company listed above in the Schedule of Investments.

(12)	The indicated rate is the yield as of March 31, 2023.

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

As of March 31, 2023, the Company has entered into subscription agreements with investors for an aggregate capital commitment of $832,342 to purchase shares of the Company’s common stock. See Note 11 – Subsequent Events.

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

B. Consolidation—As provided under Regulation S-X and ASC Topic 946 – “Financial Services – Investment Companies”, the Company will generally not consolidate its investment in a company other than a wholly-owned investment company or controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the accounts of the Company’s wholly-owned subsidiaries, Kayne Anderson BDC Financing, LLC, (“KABDCF”) and KABDC Corp, LLC, in its consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation. As of March 31, 2023, KABDC Corp, LLC held no investments.

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

Pursuant to Rule 2a-5 under the 1940 Act, the Board of Directors has designated the Advisor as the “valuation designee” to perform fair value determinations of the Company’s portfolio holdings, subject to oversight by and periodic reporting to the Board. The valuation designee performs fair valuation of the Company’s portfolio holdings in accordance with the Company’s Valuation Program, as approved by the Board.

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

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to the Company’s financial statements will express the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on the Company’s financial statements.

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

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon the Company’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid or there is no longer any reasonable doubt that such principal or interest will be collected in full and, in the Company’s judgment, principal and interest are likely to remain current. The Company may make exceptions to this policy if the loan has sufficient collateral value (i.e., typically measured as enterprise value of the portfolio company) or is in the process of collection. As of March 31, 2023 and December 31, 2022, the Company did not have any investments in portfolio companies on non-accrual status.

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

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

Note 3. Agreements and Related Party Transactions

A. Administration Agreement—on February 5, 2021, the Company entered into an Administration Agreement with its Advisor, which serves as its Administrator and will provide or oversee the performance of its required administrative services and professional services rendered by others, which will include (but are not limited to), accounting, payment of our expenses, legal, compliance, operations, technology and investor relations, preparation and filing of its tax returns, and preparation of financial reports provided to its stockholders and filed with the SEC. On March 7, 2023, the Board approved a one-year renewal of the Administration Agreement through March 15, 2024.

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

B. Investment Advisory Agreement—on February 5, 2021, the Company entered into an Investment Advisory Agreement with its Advisor. Pursuant to the Investment Advisory Agreement with its Advisor, the Company will pay its Advisor a fee for investment advisory and management services consisting of two components—a base management fee and an incentive fee. The Advisor may, from time-to-time, grant waivers on the Company’s obligations, including waivers of the base management fee and/or incentive fee, under the Investment Advisory Agreement. The Investment Advisory Agreement may be terminated by either party with 60 days’ written notice. On March 7, 2023, the Board approved a one-year renewal of the Investment Advisory Agreement through March 15, 2024.

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

For the three months ended March 31, 2023 and 2022, the Company incurred base management fees of $2,685 and $1,326, respectively.

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

For the three months ended March 31, 2023, the Company incurred incentive fees on income of $2,138 and no incentive fees on capital gains. For the three months ended March 31, 2022, the Company incurred incentive fees on income of $953 and on realized gains of $2 (total of $955).

C. Other—KACALP, an affiliate of the Advisor, made an equity contribution of $10 to the Company on December 18, 2018.

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

Note 4. Investments

The following table presents the composition of the Company’s investment portfolio at amortized cost and fair value as of March 31, 2023 and December 31, 2022.

	March 31, 2023		December 31, 2022
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
First-lien senior secured debt investments	$1,230,654	$1,247,020	$1,141,538	$1,157,971
Equity investments	6,250	7,339	6,250	7,148
Short-term investments	15,192	15,192	9,847	9,847
Total Investments	$1,252,096	$1,269,551	$1,157,635	$1,174,966

As of March 31, 2023 and December 31, 2022, $70,971 and $45,901, respectively, of the Company’s total assets were non-qualifying assets, as defined by Section 55(a) of the 1940 Act.

The Company uses Global Industry Classification Standards (GICS), Level 3 – Industry, for classifying the industry groupings of its portfolio companies.

The industry composition of long-term investments based on fair value as of March 31, 2023 and December 31, 2022 was as follows:

	March 31, 2023	December 31, 2022

Trading companies & distributors	14.1%	12.9%
Commercial services & supplies	11.2%	11.9%
Food products	10.6%	10.9%
Health care providers & services	9.1%	9.8%
Professional services	5.1%	5.5%
IT services	4.2%	3.9%
Machinery	4.1%	2.2%
Containers & packaging	4.0%	4.5%
Textiles, apparel & luxury goods	3.8%	4.1%
Aerospace & defense	3.8%	4.1%
Building products	3.1%	3.4%
Chemicals	2.9%	2.9%
Software	2.8%	3.0%
Diversified telecommunication services	2.5%	2.6%
Leisure products	2.5%	2.3%
Insurance	2.4%	1.3%
Wireless telecommunication services	2.3%	2.5%
Auto components	2.3%	2.3%
Household durables	1.7%	1.8%
Healthcare equipment & supplies	1.6%	1.8%
Personal products	1.6%	1.7%
Household products	1.5%	1.6%
Biotechnology	0.9%	1.0%
Specialty retail	0.7%	0.7%
Pharmaceuticals	0.6%	0.6%
Asset management & custody banks	0.4%	0.4%
Electronic equipment, instruments & components	0.2%	0.3%
Total	100.0%	100.0%

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

The following tables present the fair value hierarchy of investments as of March 31, 2023 and December 31, 2022. Note that the valuation levels below are not necessarily an indication of the risk or liquidity associated with the underlying investment.

	Fair Value Hierarchy as of March 31, 2023
Investments:	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$-	$-	$1,247,020	$1,247,020
Equity investments	-	-	7,339	7,339
Short-term investments	15,192	-	-	15,192
Total Investments	$15,192	$-	$1,254,359	$1,269,551

	Fair Value Hierarchy as of December 31, 2022
Investments:	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$-	$-	$1,157,971	$1,157,971
Equity investments	-	-	7,148	7,148
Short-term investments	9,847	-	-	9,847
Total Investments	$9,847	$-	$1,165,119	$1,174,966

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three months ended March 31, 2023 and 2022.

	First-lien	Private
	senior secured	equity
	debt investments	investments	Total
For the three months ended March 31, 2023
Fair value, beginning of period	$1,157,971	$7,148	$1,165,119
Purchases of investments	104,245	-	104,245
Proceeds from sales of investments and principal repayments	(17,245)	-	(17,245)
Net change in unrealized gain (loss)	(66)	191	125
Net realized gain (loss)	-	-	-
Net accretion of discount on investments	2,115	-	2,115
Transfers into (out of) Level 3	-	-	-
Fair value, end of period	$1,247,020	$7,339	$1,254,359

	First-lien	Private
	senior secured	equity
	debt investments	investments	Total
For the three months ended March 31, 2022
Fair value, beginning of period	$578,195	$250	$578,445
Purchases of investments	65,773	750	66,523
Proceeds from sales of investments and principal repayments	(28,167)	-	(28,167)
Net change in unrealized gain (loss)	(512)	-	(512)
Net realized gain (loss)	28	-	28
Net accretion of discount on investments	750	-	750
Transfers into (out of) Level 3	-	-	-
Fair value, end of period	$616,067	$1,000	$617,067

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

For the three months ended March 31, 2023 and 2022, the Company did not recognize any transfers to or from Level 3. The increase in unrealized gain (loss) relates to investments that were held during the period. The Company includes these unrealized gains and losses on the Statement of Operations – Net Change in Unrealized Gains (Losses).

Valuation Techniques and Unobservable Inputs

Non-traded debt investments are typically valued using either a market yield analysis or an enterprise value analysis. For debt investments that are not considered to be credit impaired, the Advisor uses a market yield analysis to determine fair value. If the debt investment is considered to be credit impaired (which is determined by performing an enterprise value analysis), the Advisor will use the enterprise value analysis or a liquidation basis analysis to determine fair value.

To determine fair value using a market yield analysis, the Advisor discounts the contractual cash flows of each investment at an appropriate discount rate (the market yield). To determine the estimated market yield for its debt investments, the Advisor analyzes changes in the risk/reward (measured by yields and leverage) of middle market indices as compared to changes in risk/reward for the underlying investment and estimates the appropriate discount rate for such debt investment. In this context, the discount rate and the fair market value of the investment is impacted by the structure and pricing of the security relative to current market yields for similar investments in similar businesses as well as the financial performance of such business. In performing this analysis, the Advisor considers data sources including, but not limited to: (i) industry publications, such as S&P Global’s High-End Middle Market Lending Review; Thomson Reuter’s Refinitiv Middle Market Monthly Stats; CapitalIQ; Pitchbook News; The Lead Left, and other data sources; (ii) comparable investments reviewed or completed by affiliates of the Advisor, and (iii) information obtained and provided by the Advisor’s independent valuation managers.

To determine if a debt investment is credit impaired, the Advisor estimates the enterprise value of the business and compares such estimate to the outstanding indebtedness of such business. The Advisor utilizes the following valuation methodologies to determine the estimated enterprise value of the company: (i) analysis of valuations of publicly traded companies in a similar line of business (“public company comparable analysis”), (ii) analysis of valuations of M&A transaction valuations for companies in a similar line of business (“precedent transaction analysis”), (iii) discounted cash flows (“DCF analysis”) and (iv) other valuation methodologies.

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

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

Quantitative Table for Valuation Techniques

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of March 31, 2023 and December 31, 2022. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Advisor’s determination of fair value.

	As of March 31, 2023
		Valuation	Unobservable		Weighted
	Fair Value	Technique	Input	Range	Average
First-lien senior secured debt investments	$1,247,020
		Discounted cash flow analysis	Discount rate	8.2% - 15.0%	9.9%
Equity investments	$7,339	Precedent Transaction Analysis	Original Cost	1.0	1.0
		Comparable Multiples	EV/ EBITDA	6.1 - 17.2	12.7
	$1,254,359

	As of December 31, 2022
		Valuation	Unobservable		Weighted
	Fair Value	Technique	Input	Range	Average
First-lien senior secured debt investments	$1,157,971	Discounted cash flow analysis	Discount rate	8.4% - 15.0%	10.1%

Equity investments	$1,988	Precedent Transaction Analysis	Original Cost	1.0	1.0
	5,160	Comparable Multiples	EV/ EBITDA	6.6 - 17.2	12.7
	$1,165,119

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

Note 6. Debt

Subscription Credit Agreement

As of March 31, 2023, the Company had a $125,000 credit agreement (the “Subscription Credit Agreement”) with certain lenders party thereto. The Subscription Credit Agreement permits the Company to elect the commitment amount each quarter to borrow up to $125,000, subject to availability under the borrowing base which is calculated based on the unused capital commitments of the investors meeting various eligibility requirements. The interest rate under the Subscription Credit Agreement is equal to the Secured Overnight Funding Rate (“SOFR”) plus 1.975% (subject to a 0.275% SOFR floor). The Company is also required to pay a commitment fee of 0.25% per annum on any unused portion of the Subscription Credit Agreement. The Company also pays an extension fee of 0.05% per quarter on the elected commitment amount on the first day of each calendar quarter. The Subscription Credit Agreement will expire on December 31, 2023.

For the three months ended March 31, 2023 and 2022, the average amount of borrowings outstanding under the Subscription Credit Agreement were $89,311 and $52,567, respectively, with a weighted average interest rate of 6.52% and 2.25%, respectively. As of March 31, 2023, the Company had $92,000 outstanding under the Subscription Credit Agreement at a weighted average interest rate of 6.77%.

Corporate Credit Facility

As of March 31, 2023, the Company had a senior secured revolving credit facility (the “Corporate Credit Facility”), that has a total commitment of $400,000. The Company entered into the Corporate Credit Facility on February 18, 2022. The Corporate Credit Facility’s commitment termination date and the final maturity date are February 18, 2026 and February 18, 2027, respectively. The Corporate Credit Facility also provides for a feature that allows the Company, under certain circumstances, to increase the overall size of the Corporate Credit Facility to a maximum of $550,000. The interest rate on the Corporate Credit Facility is equal to Term SOFR (a forward-looking rate based on SOFR futures) plus an applicable spread of 2.35% per annum or an “alternate base rate” (as defined in the agreements governing the Corporate Credit Facility) plus an applicable spread of 1.25%. The Company is also required to pay a commitment fee of 0.375% per annum on any unused portion of the Corporate Credit Facility.

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

For the three months ended March 31, 2023 and 2022, the average amount of borrowings outstanding under the Corporate Credit Facility was $289,711 and $36,400, respectively, with a weighted average interest rate of 6.81% and 2.48%, respectively. As of March 31, 2023, the Company had $297,000 outstanding under the Corporate Credit Facility at a weighted average interest rate of 7.15%.

Revolving Funding Facility

As of March 31, 2023, the Company had a senior secured revolving funding facility (the “Revolving Funding Facility”), that has a total commitment of $350,000. The Company and KABDCF entered into the Revolving Funding Facility on February 18, 2022. The Revolving Funding Facility is secured by all of the assets held by KABDCF and the Company has agreed that it will not grant or allow a lien on the membership interest of KABDCF. The end of the reinvestment period and the stated maturity date for the Revolving Funding Facility are February 18, 2025 and February 18, 2027, respectively. The interest rate on the Revolving Funding Facility is equal to daily SOFR plus 2.75% per annum. KABDCF is also required to pay a commitment fee of between 0.50% and 1.50% per annum depending on the size of the unused portion of the Revolving Funding Facility. Amounts available to borrow under the Revolving Funding Facility are subject to a borrowing base that applies different advance rates to different types of assets held by KABDCF and is subject to limitations with respect to the loans securing the Revolving Funding Facility, including restrictions on, loan size, payment frequency and status, as well as restrictions on portfolio company leverage, all of which may also affect the borrowing base and therefore amounts available to borrow. The Company and KABDCF are also required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. These covenants are subject to important limitations and exceptions that are described in the agreements governing the Revolving Funding Facility.

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

For the three months ended March 31, 2023 and 2022, the average amount of borrowings outstanding under the Revolving Funding Facility was $235,833 and $70,000, respectively, with a weighted average interest rate of 7.20% and 2.45%, respectively. As of March 31, 2023, the Company had $275,000 outstanding under the Revolving Funding Facility at a weighted average interest rate of 7.55%.

Loan and Security Agreement

On February 18, 2022, the Company and KABDCF established two new credit facilities (described above) and fully repaid the $150,000 outstanding balance on the Loan and Security Agreement (the “LSA”), which was entered into by KABDCF on February 5, 2021. Advances under the LSA had an interest rate of LIBOR plus 4.25% (subject to a 1.00% LIBOR floor).

For the three months ended March 31, 2022, the average amount of borrowings outstanding under the LSA were $82,667 with a weighted average interest rate of 5.25%.

Debt obligations consisted of the following as of March 31, 2023 and December 31, 2022.

	March 31, 2023
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Corporate Credit Facility	$400,000	$297,000	$103,000	$294,680
Revolving Funding Facility	350,000	275,000	19,815	272,500
Subscription Credit Agreement	125,000	92,000	33,000	91,935
Total debt	$875,000	$664,000	$155,815	$659,115

(1)	The amount available reflects any limitations related to the Credit Facility’s borrowing base as of March 31, 2023.

(2)	The carrying value of the Corporate Credit Facility, Revolving Funding Facility, and Subscription Credit Agreement are presented net of deferred financing costs totaling $4,885.

	December 31, 2022
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Corporate Credit Facility	$400,000	$269,000	$131,000	$266,483
Revolving Funding Facility	350,000	200,000	21,793	197,173
Subscription Credit Agreement	125,000	108,000	17,000	107,935
Total debt	$875,000	$577,000	$169,793	$571,591

(1)	The amount available reflects any limitations related to the Credit Facility’s borrowing base as of December 31, 2022.

(2)	The carrying value of the Corporate Credit Facility, Revolving Funding Facility and Subscription Credit Agreement are presented net of deferred financing costs totaling $5,409.

For the three months ended March 31, 2023 and 2022, the components of interest expense were as follows:

	For the three months ended
	March 31, 2023	March 31, 2022
Interest expense	$10,932	$2,289
Amortization of debt issuance costs	591	519
Total interest expense	$11,523	$2,808
Average interest rate	7.6%	4.7%
Average borrowings	$614,856	$241,633

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

Note 7. Share Transactions

Common Stock Issuances

The following table summarizes the number of common stock shares issued and aggregate proceeds received from such issuances related to the Company’s capital call notices pursuant to subscription agreements with investors for the three months ended March 31, 2022. There were no common stock shares issued during the three months ended March 31, 2023 related to the Company’s subscription agreements with investors. See Note 11 – Subsequent Events.

	Offering		Aggregate
	price per	Common stock	offering
Common stock issue date	share	shares issued	amount
January 24, 2022	$16.36	4,191,292	$68,582
		4,191,292	$68,582

As of March 31, 2023, the Company had subscription agreements with investors for an aggregate capital commitment of $832,342 to purchase shares of common stock. Of this amount, the Company had $264,612 of undrawn commitments as of March 31, 2023. See Note 11 – Subsequent Events.

Dividends and Dividend Reinvestment

The following table summarizes the dividends declared and payable by the Company for the three months ended March 31, 2023. For the three months ended March 31, 2022, no dividends were declared and payable by the Company. See Note 11 – Subsequent Events.

	Dividend	Dividend	Dividend
	record	payment	per
Dividend declaration date	date	date	share
March 7, 2023	March 31, 2023	April 14, 2023	$0.47
$0.47

The following tables summarize the amounts received and shares of common stock issued to shareholders pursuant to the Company’s dividend reinvestment plan (“DRIP”) for the three months ended March 31, 2023 and 2022. See Note 11 – Subsequent Events.

	Dividend	DRIP
	payment	shares	DRIP
Dividend record date	date	issued	value
December 29, 2022	January 13, 2023	57,860	$955
		57,860	$955

	Dividend	DRIP
	payment	shares	DRIP
Dividend record date	date	issued	value
December 29, 2021	January 18, 2022	55,590	$902
		55,590	$902

For the dividend declared on March 7, 2023 and paid on April 14, 2023, there were 65,733 shares issued with a DRIP value of $1,089. These shares are excluded from the table above, as the DRIP shares were issued after March 31, 2023.

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

Note 8. Commitments and Contingencies

The Company had an aggregate of $135,707 and $149,338, respectively, of unfunded commitments to provide debt financing to its portfolio companies as of March 31, 2023 and December 31, 2022. Such commitments are generally subject to the satisfaction of certain financial and nonfinancial covenants and certain operational metrics. The commitment period for these amounts may be shorter than the maturity date if drawn or funded. These commitments are not reflected in the Company’s consolidated statement of assets and liabilities. Consequently, such commitments result in an element of credit risk in excess of the amount recognized in the Company’s consolidated statement of assets and liabilities.

A summary of the composition of the unfunded commitments as of March 31, 2023 and December 31, 2022 is shown in the table below.

	As of	As of
	March 31, 2023	December 31, 2022
Alcami Corporation (Alcami)	$2,543	$2,543
Allcat Claims Service, LLC	5,370	20,106
Allentown, LLC	2,040	2,040
American Equipment Holdings LLC	966	2,956
American Soccer Company, Incorporated (SCORE)	2,365	2,838
Arborworks Acquisition LLC	1,563	1,563
Atria Wealth Solutions, Inc.	2,996	2,996
Basel U.S. Acquisition Co., Inc. (IAC)	1,622	1,622
BCI Burke Holding Corp.	4,659	4,659
BLP Buyer, Inc. (Bishop Lifting Products)	1,047	1,047
BR PJK Produce, LLC (Keany)	1,429	1,429
Brightview, LLC	2,672	2,904
Centerline Communications, LLC	1,800	1,800
CGI Automated Manufacturing, LLC	1,630	2,717
Curio Brands, LLC	2,722	2,722
DISA Holdings Corp. (DISA)	7,825	7,769
DRS Holdings III, Inc. (Dr. Scholl’s)	310	310
Eastern Wholesale Fence	368	425
EIS Legacy, LLC	6,538	6,539
Fastener Distribution Holdings, LLC	6,810	6,810
FCA, LLC (FCA Packaging)	2,670	2,670
Foundation Consumer Brands	577	577
Fralock Buyer LLC	549	749
Gulf Pacific Holdings, LLC	10,753	13,066
Gusmer Enterprises, Inc.	3,466	3,676
Home Brands Group Holdings, Inc. (ReBath)	2,099	2,099
I.D. Images Acquisition, LLC	1,828	1,424
IF&P Foods, LLC (FreshEdge)	5,704	6,114
Improving Acquisition LLC	1,672	2,028
Krayden Holdings, Inc.	5,437	-
Light Wave Dental Management LLC	6,774	6,774
LSL Industries, LLC (LSL Healthcare)	15,224	15,224
MacNeill Pride Group	3,338	2,978
Pavion Corp., f/k/a Corbett Technology Solutions, Inc.	87	1,334
PMFC Holding, LLC	342	342
Regiment Security Partners LLC	3,207	3,207
SGA Dental Partners Holdings, LLC	1,724	1,724
Siegel Egg Co., LLC	1,655	1,207
Techniks Holdings, LLC / Eppinger Holdings Germany GMBH	2,500	-
Trademark Global LLC	240	240
United Safety & Survivability Corporation (USSC)	2,942	2,942
Universal Marine Medical Supply International, LLC (Unimed)	2,035	2,035
USALCO, LLC	1,780	1,462
Vehicle Accessories, Inc.	501	1,671
Worldwide Produce Acquisition, LLC	1,328	-
Total unfunded commitments	$135,707	$149,338

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2023 and December 31, 2022, management was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

Note 9. Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of March 31, 2023 and 2022, there were no dilutive shares.

The following table sets forth the computation of basic and diluted earnings per share of common stock for the three months ended March 31, 2023 and 2022.

	For the three months ended
	March 31, 2023	March 31, 2022
Net increase (decrease) in net assets resulting from operations	$19,407	$5,729
Weighted average shares of common stock outstanding - basic and diluted	35,929,436	22,393,176
Earnings (loss) per share of common stock - basic and diluted	$0.54	$0.26

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

Note 10. Financial Highlights

The following per share of common stock data has been derived from information provided in the unaudited financial statements. The following is a schedule of financial highlights for the three months ended March 31, 2023 and 2022.

	For the three months ended March 31,
	2023 (amounts in thousands, except share and per share amounts)	2022 (amounts in thousands, except share and per share amounts)
Per Common Share Operating Performance (1)
Net Asset Value, Beginning of Period(2)	$16.50	$16.22

Results of Operations:
Net Investment Income	0.54	0.28
Net Realized and Unrealized Gain (Loss) on Investments(3)	-	(0.01)
Net Increase (Decrease) in Net Assets Resulting from Operations	0.54	0.27

Distributions to Common Stockholders
Distributions	(0.47)	-
Net Decrease in Net Assets Resulting from Distributions	(0.47)	-

Net Asset Value, End of Period	$16.57	$16.49

Shares Outstanding, End of Period	35,937,151	23,474,784

Ratio/Supplemental Data
Net assets, end of period	$595,513	$387,182
Weighted-average shares outstanding	35,929,436	22,393,176
Total Return(4)	3.3%	1.7%
Portfolio turnover	1.4%	4.7%
Ratio of operating expenses to average net assets	11.7%	6.6%
Ratio of net investment income (loss) to average net assets	13.2%	7.2%

(1)	The per common share data was derived by using weighted average shares outstanding.

(2)	On February 5, 2021, the initial offering price of $15.00 per share less $0.14 per share of organizational costs.

(3)	Realized and unrealized gains and losses per share in this caption are balancing amounts necessary to reconcile the change in net asset value per share for the period, and may not reconcile with the aggregate gains and losses in the Consolidated Statement of Operations due to share transactions during the period.

During the three months ended March 31, 2023 and 2022, there were no such share transactions including the effect of share issuances. In periods where shares are issued, shares are issued at prices that reflect the aggregate amount of the Company’s initial organizational and offering expenses. As a result, investors subscribing after the initial capital call are allocated organizational expenses consistently with all stockholders.

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

On April 4, 2023, the Company sold 3,010,942 shares of its common stock for a total aggregate offering price of $50,000. As of the same date, the Company has subscription agreements with investors for an aggregate capital commitment of $832,342 to purchase shares of common stock ($214,612 is undrawn). The capital payable of $7,110 on the Company’s Consolidated Statement of Assets and Liabilities as of March 31, 2023 represents cash received early from investors as of March 31, 2023, which was prior to the capital call funding date and issuance of the shares on April 4, 2023.

On April 14, 2023, the Company paid a distribution of $0.47 per share to each common stockholder of record as of March 31, 2023. The total distribution was $16,890 and $1,089 was reinvested into the Company through the purchase of 65,733 shares of common stock.

As of May 10, 2023, the Company has subscription agreements with investors for an aggregate capital commitment of $852,617 to purchase shares of common stock ($234,887 of the commitments are undrawn).

On May 10, 2023, the Board declared a distribution of $0.53 per share to each common stockholder of record as of June 30, 2023. The distribution will be paid on July 14, 2023.

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

Recent Developments

On April 4, 2023, we sold 3,010,942 shares of common stock for a total aggregate offering price of $50.0 million.

On April 14, 2023, we paid a distribution of $0.47 per share to each common stockholder of record as of March 31, 2023. The total distribution was $16.9 million and $1.1 million was reinvested into the Company through the purchase of 65,733 shares of common stock.

As of May 10, 2023, we have subscription agreements with investors for an aggregate capital commitment of $852.6 million to purchase shares of common stock ($234.9 million is undrawn).

On May 10, 2023, the Board declared a distribution of $0.53 per share to each common stockholder of record as of June 30, 2023. The distribution will be paid on July 14, 2023.

Portfolio and Investment Activity

As of March 31, 2023, we had 180 debt investments and 13 equity investments in 71 portfolio companies with an aggregate fair value of approximately $1,254 million and an amortized cost of $1,237 million consisting of first lien senior secured debt ($1,247.0 million fair value) and equity ($7.3 million fair value) investments.

As of March 31, 2023, our weighted average total yield to maturity of debt and income producing securities at fair value was 11.9%, and our weighted average total yield to maturity of debt and income producing securities at amortized cost was 12.0%.

Our investment activity for the three months ended March 31, 2023 and 2022 is presented below (information presented herein is at par value unless otherwise indicated).

	For the three months ended March 31,
	2023 ($ in millions)	2022 ($ in millions)

New investments:
Gross new investments commitments	$88.5	$40.0
Less: investment commitments sold down, exited or repaid(1)	(12.4)	(28.5)
Net investment commitments	76.1	11.5

Principal amount of investments funded:
Private credit investments	$105.0	$66.9
Liquid credit investments	-	-
Preferred equity investments(2)	-	0.3
Common equity investments(2)	-	0.5
Total principal amount of investments funded	105.0	67.7

Principal amount of investments sold:
Private credit investments	(15.2)	(28.5)
Liquid credit investments	-	-
Total principal amount of investments sold or repaid	(15.2)	(28.5)

Number of new investment commitments	19	11
Average new investment commitment amount	4.7	$3.6
Weighted average maturity for new investment commitments(3)	3.6 years	4.7 years
Percentage of new debt investment commitments at floating rates	100.0%	100.0%
Percentage of new debt investment commitments at fixed rates	0.0%	0.0%
Weighted average interest rate of new investment commitments(4)	11.4%	7.0%
Weighted average spread over benchmark rate of new floating rate investment commitments(4)	6.5%	6.0%
Weighted average interest rate on investment sold or paid down(5)	11.1%	7.3%

(1)	Does not include repayments on revolving loans, which may be redrawn.

(2)	As of March 31, 2023, preferred equity investments and common equity investments were reported as equity investments.
(3)	For undrawn delayed draw term loans, the maturity date used is that of the associated term loan.
(4)	Based on the rate in effect at March 31, 2023 per our Consolidated Schedule of Investments for new commitments entered into during the quarter.
(5)	Based on the underlying rate if still held at March 31, 2023. For those investments sold or paid down in full during the year, based on the rate in effect at the time of sale or paid down.

We use Global Industry Classification Standards (GICS), Level 3 – Industry, for classifying the industry groupings of our portfolio companies.

The table below describes long-term investments by industry composition based on fair value as of March 31, 2023 and December 31, 2022.

	March 31, 2023	December 31, 2022

Trading companies & distributors	14.1%	12.9%
Commercial services & supplies	11.2%	11.9%
Food products	10.6%	10.9%
Health care providers & services	9.1%	9.8%
Professional services	5.1%	5.5%
IT services	4.2%	3.9%
Machinery	4.1%	2.2%
Containers & packaging	4.0%	4.5%
Textiles, apparel & luxury goods	3.8%	4.1%
Aerospace & defense	3.8%	4.1%
Building products	3.1%	3.4%
Chemicals	2.9%	2.9%
Software	2.8%	3.0%
Diversified telecommunication services	2.5%	2.6%
Leisure products	2.5%	2.3%
Insurance	2.4%	1.3%
Wireless telecommunication services	2.3%	2.5%
Auto components	2.3%	2.3%
Household durables	1.7%	1.8%
Healthcare equipment & supplies	1.6%	1.8%
Personal products	1.6%	1.7%
Household products	1.5%	1.6%
Biotechnology	0.9%	1.0%
Specialty retail	0.7%	0.7%
Pharmaceuticals	0.6%	0.6%
Asset management & custody banks	0.4%	0.4%
Electronic equipment, instruments & components	0.2%	0.3%
Total	100.0%	100.0%

Results of Operations

For the three months ended March 31, 2023 and 2022, our total investment income was derived from our portfolio of investments. All debt investments were income producing, and there were no loans on non-accrual status as of March 31, 2023 or 2022.

The following table represents the operating results for the three months ended March 31, 2023 and 2022.

	For the three months ended March 31,
	2023	2022
	($ in millions)	($ in millions)
Total investment income	$36.4	$11.9
Less: Net expenses	(17.1)	(5.7)
Net investment income	19.3	6.2
Net realized gains (losses) on investments	-	0.0
Net change in unrealized gains (losses) on investments	0.1	(0.5)
Net increase (decrease) in net assets resulting from operations	$19.4	$5.7

Investment Income

Investment income for the three months ended March 31, 2023 and 2022 totaled $36.4 million and $11.9 million, respectively, and consisted primarily of interest income on our debt investments.

Expenses

Operating expenses for the three months ended March 31, 2023 and 2022 were as follows:

	For the three months ended March 31,
	2023	2022
	($ in millions)	($ in millions)
Interest and debt financing expenses	$11.5	$2.8
Management fees	2.7	1.3
Incentive fees	2.1	1.0
Directors fees	0.2	0.1
Other operating expenses	0.6	0.5
Total expenses	$17.1	$5.7

Net Unrealized Gains (Losses) on Investments

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the three months ended March 31, 2023 and 2022, net unrealized gains (losses) on our investment portfolio were comprised of the following:

	For the three months ended March 31,
	2023	2022
	($ in millions)	($ in millions)
Unrealized gains on investments	$3.6	$1.1
Unrealized (losses) on investments	(3.5)	(1.6)
Net change in unrealized gains (losses) on investments	$0.1	$(0.5)

The change in unrealized appreciation for the three months ended March 31, 2023 and 2022 totaled $3.6 million and $1.1 million, which primarily related to our investments in the following tables.

For the three months ended
March 31, 2023
($ in millions)
Portfolio Company
Techniks Holdings, LLC / Eppinger Holdings Germany GMBH	$0.6
Engineered Fastener Company, LLC (EFC International)	0.6
Krayden Holdings, Inc.	0.5
Pavion Corp.(f/k/a Corbett Technology Solutions, Inc.)	0.4
BLP Buyer, Inc. (Bishop Lifting Products)	0.2
Worldwide Produce Acquisition, LLC	0.1
Vehicle Accessories, Inc.	0.1
YS Garments, LLC	0.1
Allcat Claims Service, LLC	0.1
EIS Legacy, LLC	0.1
Other portfolio companies	0.8
Total Unrealized Appreciation	$3.6

For the three months ended
March 31, 2022
($ in millions)
Portfolio Company
BLP Buyer, Inc. (Bishop Lifting Products)	$0.4
CGI Automated Manufacturing, LLC	0.2
OMH-HealthEdge Holdings, LLC	0.1
BEL USA, LLC	0.1
Other portfolio companies	0.3
Total Unrealized Appreciation	$1.1

The change in unrealized depreciation for the three months ended March 31, 2023 and 2022 totaled $3.5 million and $1.6 million, respectively, which was primarily related to our investments in the following table.

For the three months ended
March 31, 2023
($ in millions)
Portfolio Company
AIDC Intermediate Co 2, LLC (Peak Technologies)	$(0.3)
Drew Foam Companies, Inc.	(0.3)
Genuine Cable Group, LLC	(0.3)
LSL Industries, LLC (LSL Healthcare)	(0.3)
Gusmer Enterprises, Inc.	(0.2)
Centerline Communications, LLC	(0.2)
United Safety & Survivability Corporation (USSC)	(0.2)
4 Over International, LLC	(0.2)
Siegel Parent, LLC	(0.1)
Regiment Security Partners LLC	(0.1)
Other portfolio companies	(1.3)
Total Unrealized Depreciation	$(3.5)

For the three months ended
March 31, 2022
($ in millions)
Portfolio Company
Arborworks Acquisition LLC	$(0.5)
Trademark Global LLC	(0.3)
Other portfolio companies	(0.8)
Total Unrealized Depreciation	$(1.6)

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

In accordance with the 1940 Act, we are required to meet a coverage ratio of total assets (less total liabilities other than indebtedness) to total borrowings and other senior securities (and any preferred stock that we may issue in the future) of at least 150%. If this ratio declines below 150%, we cannot incur additional leverage and could be required to sell a portion of our investments to repay some leverage when it is disadvantageous to do so. As of March 31, 2023 and December 31, 2022, our asset coverage ratios were 190% and 203%. We currently intend to target asset coverage of 200% to 180% (which equates to a debt-to-equity ratio of 1.0x to 1.25x) but may alter this target based on market conditions.

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

As of March 31, 2023, we had $664 million borrowed under our credit facilities and cash and cash equivalents of $26.4 million (including short-term investments), of which $7.1 million is cash received early from investors relating to the April 4, 2023 issuance of common stock. As of May 10, 2023, we had $652 million borrowed under our credit facilities and cash and cash equivalents of $7.7 million (including short-term investments).

Capital Contributions

During the three months ended March 31, 2023, we did not issue any shares of our common stock related to capital called. During the three months ended March 31, 2022, we issued 4,191,292 shares of our common stock related to capital called at an aggregate purchase price of $68.6 million. As of May 10, 2023, we had aggregate capital commitments of $852.6 million. As of May 10, 2023, we had undrawn capital commitments of $234.9 million from investors ($617.7 million or 72.4% funded).

Credit Facilities

Corporate Credit Facility: As of March 31, 2023, we are party to a senior secured revolving credit facility (the “Corporate Credit Facility”), that has a total commitment of $400 million. The facility’s commitment termination date and the final maturity date are February 18, 2026 and February 18, 2027, respectively. The Corporate Credit Facility also provides for a feature that allows us, under certain circumstances, to increase the overall size of the Corporate Credit Facility to a maximum of $550 million. The interest rate on the Corporate Credit Facility is equal to Term SOFR (a forward-looking rate based on SOFR futures) plus an applicable spread of 2.35% per annum or an “alternate base rate” (as defined in the agreements governing the Corporate Credit Facility) plus an applicable spread of 1.25%. We are also required to pay a commitment fee of 0.375% per annum on any unused portion of the Corporate Credit Facility.

Revolving Funding Facility: As of March 31, 2023, we and our wholly owned, special purpose financing subsidiary, Kayne Anderson BDC Financing, LLC (“KABDCF”), are party to a senior secured revolving funding facility (the “Revolving Funding Facility”), that has a total commitment of $350 million. The Revolving Funding Facility is secured by all of the assets held by, and the membership interest in, KABDCF. The end of the reinvestment period and the stated maturity date for the Revolving Funding Facility are February 18, 2025 and February 18, 2027, respectively. The interest rate on the Revolving Funding Facility is equal to daily SOFR plus 2.75% per annum. KABDCF is also required to pay a commitment fee of between 0.50% and 1.50% per annum depending on the size of the unused portion of the Revolving Funding Facility.

Subscription Credit Agreement: As of March 31, 2023, we are party to a senior secured revolving credit agreement that includes a capital call facility (the “Subscription Credit Agreement”). The Subscription Credit Agreement permits us to elect the commitment amount each quarter to borrow up to $125 million, subject to availability under the borrowing base which is calculated based on the unused capital commitments of the investors meeting various eligibility requirements. The Subscription Credit Agreement has a maximum commitment of $125 million and the interest rate under the facility is equal to Term SOFR plus 1.975% (subject to a 0.275% floor). We are also required to pay a commitment fee of 0.25% per annum on the unused portion of the Subscription Credit Agreement. We also pay an extension fee of 0.05% per quarter on the elected commitment amount on the first day of each calendar quarter. The Subscription Credit Agreement will expire on December 31, 2023.

Contractual Obligations

A summary of our significant contractual principal payment obligations related to the repayment of our outstanding indebtedness at March 31, 2023 is as follows:

	Payments Due by Period ($ in millions)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Corporate Credit Facility	$297.0	$-	$-	$297.0	$-
Revolving Funding Facility	275.0	-	-	275.0	-
Subscription Credit Agreement	92.0	92.0	-	-	-
Total contractual obligations	$664.0	$92.0	$-	$572.0	$-

Off-Balance Sheet Arrangements

As of March 31, 2023 and December 31, 2022, we had an aggregate $135.7 million and $149.3 million, respectively, of unfunded commitments to provide debt financing to our portfolio companies. Such commitments are generally subject to the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in our financial statements. Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not have any other off-balance sheet financings or liabilities.

Critical Accounting Estimates

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies, including those relating to the valuation of our investment portfolio, are described below. The critical accounting policies should be read in conjunction with our risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and in this Quarterly Report. See Note 2 to our consolidated financial statements for the three months ended March 31, 2023, for more information on our critical accounting policies.

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

Related Party Transactions

Investment Advisory Agreement. On February 5, 2021, we entered into the Investment Advisory Agreement with our Advisor. On March 7, 2023, the Board approved a one-year renewal of the Investment Advisory Agreement through March 15, 2024. Our Advisor will agree to serve as our investment advisor in accordance with the terms of our Investment Advisory Agreement. Payments under our Investment Advisory Agreement in each reporting period will consist of the base management fee equal to a percentage of the fair market value of investments, including, in each case, assets purchased with borrowed funds or other forms of leverage, but excluding cash, U.S. government securities and commercial paper instruments maturing within one year of purchase as well as an incentive fee based on our performance.

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

Administration Agreement. On February 5, 2021, we entered into an Administration Agreement with our Advisor, which serves as our Administrator pursuant to which the Administrator will furnish us with administrative services necessary to conduct our day-to-day operations. On March 7, 2023, the Board approved a one-year renewal of the Administration Agreement through March 15, 2024. The Administrator will be reimbursed for administrative expenses it incurs on our behalf in performing its obligations. Such reimbursement may be made for our allocable portion (subject to the review and approval of our independent directors) of office facilities, overhead, and compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and their respective staff who provide services to us. As we reimburse the Administrator for its expenses, we will indirectly bear such cost. The Administrator engaged U.S. Bank Global Fund Services under a sub-administration agreement to assist the Administrator in performing certain of its administrative duties. On March 28, 2023, the Administrator engaged Ultimus Fund Solutions, LLC under a sub-administration agreement to assist the Administrator in performing certain of its administrative duties effective in the second quarter of 2023. The Administrator may enter into additional sub-administration agreements with third-parties to perform other administrative and professional services on behalf of the Administrator.

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

Assuming that the consolidated statement of assets and liabilities as of March 31, 2023 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact ($ in millions) of hypothetical base rate changes in interest rate (considering interest rate floors for floating rate instruments).

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 200 basis points	$(25.0)	$(13.3)	$(11.7)
Down 100 basis points	$(12.5)	$(6.6)	$(5.9)
Up 100 basis points	$12.5	$6.6	$5.9
Up 200 basis points	$25.0	$13.3	$11.7

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2023 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic United States Securities and Exchange Commission (the “SEC”) filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors described below and in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Our business is dependent on bank relationships and recent strain on the banking system may adversely impact us.

The financial markets recently have encountered volatility associated with concerns about the balance sheets of banks, especially small and regional banks, which may have significant losses associated with investments that make it difficult to fund demands to withdraw deposits and other liquidity needs. Although the federal government has announced measures to assist these banks and protect depositors, some banks have already been impacted and others may be materially and adversely impacted. Our business is dependent on bank relationships and we are proactively monitoring the financial health of such bank relationships. Continued strain on the banking system may adversely impact our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this Report.

Exhibit Index

3.1	Certificate of Formation (3)
3.2	Initial Limited Liability Company Agreement (1)
3.3	Certificate of Conversion (2)
3.4	Certificate of Incorporation (2)
3.5	Amended and Restated Bylaws (5)
4.1	Description of Securities (3)
10.1	Investment Advisory Agreement (1)
10.2	Amendment to Investment Advisory Agreement (3)
10.3	Administration Agreement (1)
10.4	License Agreement (1)
10.5	Indemnification Agreement (1)
10.6	Custody Agreement (1)
10.7	Subscription Agreement (1)
10.8	Loan and Security Agreement, dated as of February 5, 2021, by and between KA Credit Advisors, LLC, as collateral manager, Kayne Anderson BDC Financing, LLC, as borrower, certain lenders thereto, administrative agent for the lenders, and collateral agent for the lenders (2)
10.9	Credit Agreement, dated February 5, 2021, by and between Kayne Anderson BDC, Inc., as borrower, lenders signatories thereto, and agent and the lead arranger (2)
10.10	Second Amendment to Credit Agreement, dated December 3, 2021, by and between Kayne Anderson BDC, Inc., as borrower, lender signatories thereto, and agent and lead arranger (5)
10.11	Senior Secured Revolving Credit Agreement (4)
10.12	Loan and Security Agreement (4)
21.1	Subsidiaries of Kayne Anderson BDC, Inc. (3)
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Code of Ethics (1)
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Incorporated by reference from the Company’s Amendment No. 2 to Form 10, as filed with the Securities and Exchange Commission on November 9, 2020.

(2)	Incorporated by reference from the Company’s Form 8-K, as filed with the Securities and Exchange Commission on February 9, 2021.

(3)	Incorporated by reference from the Company’s Form 10-K, as filed with the Securities and Exchange Commission on March 10, 2023.

(4)	Incorporated by reference from the Company’s Form 8-K, as filed with the Securities and Exchange Commission on February 25, 2022.

(5)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, as filed with the Securities and Exchange Commission on August 15, 2022.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kayne Anderson BDC, Inc.
Date: May 15, 2023
/s/ James C. Baker, Jr.
	Name:	James C. Baker, Jr.
	Title:	Chief Executive Officer
(Principal Executive Officer)
Date: May 15, 2023
/s/ Terry A. Hart
	Name:	Terry A. Hart
	Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)