Form 10-Q
period 2023-06-30
Kayne Anderson BDC, Inc.
filed 2023-08-14
CIK 1747172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 10, 2023, the registrant had 41,506,935 shares of common stock, $0.001 par value per share, issued and outstanding and there was no public market for the registrant’s shares.

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

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Kayne Anderson BDC, Inc.

Consolidated Statements of Assets and Liabilities

(amounts in 000’s, except share and per share amounts)

	June 30, 2023 (Unaudited)	December 31, 2022
Assets:
Investments, at fair value:
Long-term investments (amortized cost of $1,267,227 and $1,147,788)	$1,283,951	$1,165,119
Short-term investments (amortized cost of $15,094 and $9,847)	15,094	9,847
Cash and cash equivalents	12,919	8,526
Receivable for principal payments on investments	148	111
Interest receivable	12,270	10,444
Prepaid expenses and other assets	207	347
Total Assets	$1,324,589	$1,194,394

Liabilities:
Corporate Credit Facility (Note 6)	$237,000	$269,000
Unamortized Corporate Credit Facility issuance costs	(2,120)	(2,517)
Revolving Funding Facility (Note 6)	320,000	200,000
Unamortized Revolving Funding Facility issuance costs	(2,850)	(2,827)
Subscription Credit Agreement (Note 6)	9,000	108,000
Unamortized Subscription Credit Facility issuance costs	(63)	(65)
Notes (Note 6)	75,000	-
Unamortized notes issuance costs	(881)	-
Payable for investments purchased	-	956
Distributions payable	20,678	15,428
Management fee payable	2,848	2,415
Incentive fee payable	9,320	4,762
Accrued expenses and other liabilities	9,731	7,201
Total Liabilities	$677,663	$602,353

Commitments and contingencies (Note 8)

Net Assets:
Common Shares, $0.001 par value; 100,000,000 shares authorized; 39,013,826 and 35,879,291 as of June 30, 2023 and December 31, 2022, respectively, issued and outstanding	$39	$36
Additional paid-in capital	626,581	574,540
Total distributable earnings (deficit)	20,306	17,465
Total Net Assets	$646,926	$592,041
Total Liabilities and Net Assets	$1,324,589	$1,194,394
Net Asset Value Per Common Share	$16.58	$16.50

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Statements of Operations

(amounts in 000’s, except share and per share amounts)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Income:
Investment income from investments:
Interest income	$40,746	$12,991	$77,112	$24,892
Total Investment Income	40,746	12,991	77,112	24,892

Expenses:
Management fees	2,848	1,498	5,533	2,824
Incentive fees	2,420	775	4,558	1,730
Interest expense	13,002	3,014	24,525	5,822
Professional fees	143	155	293	300
Directors fees	178	107	317	214
Offering costs	-	-	-	29
Other general and administrative expenses	422	302	871	615
Total Expenses	19,013	5,851	36,097	11,534
Net Investment Income (Loss)	21,733	7,140	41,015	13,358

Realized and unrealized gains (losses) on investments
Net realized gains (losses):
Investments	-	-	-	23
Total net realized gains (losses)	-	-	-	23
Net change in unrealized gains (losses):
Investments	(731)	322	(606)	(190)
Total net change in unrealized gains (losses)	(731)	322	(606)	(190)
Total realized and unrealized gains (losses)	(731)	322	(606)	(167)

Net Increase (Decrease) in Net Assets Resulting from Operations	$21,002	$7,462	$40,409	$13,191

Per Common Share Data:
Basic and diluted net investment income per common share	$0.56	$0.30	$1.10	$0.58
Basic and diluted net increase in net assets resulting from operations	$0.54	$0.32	$1.08	$0.57
Weighted Average Common Shares Outstanding - Basic and Diluted	38,905,173	23,529,376	37,425,525	22,964,415

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Statements of Changes in Net Assets

(amounts in 000’s)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$21,733	$7,140	$41,015	$13,358
Net realized gains (losses) on investments	-	-	-	23
Net change in unrealized gains (losses) on investments	(731)	322	(606)	(190)
Net Increase (Decrease) in Net Assets Resulting from Operations	21,002	7,462	40,409	13,191

Decrease in Net Assets Resulting from Stockholder Distributions
Dividends and distributions to stockholders	(20,678)	(6,103)	(37,568)	(6,103)
Net Decrease in Net Assets Resulting from Stockholder Distributions	(20,678)	(6,103)	(37,568)	(6,103)

Increase in Net Assets Resulting from Capital Share Transactions
Issuance of common shares	50,000	-	50,000	68,582
Reinvestment of distributions	1,089	1,222	2,044	2,124
Net Increase in Net Assets Resulting from Capital Share Transactions	51,089	1,222	52,044	70,706
Total Increase (Decrease) in Net Assets	51,413	2,581	54,885	77,794
Net Assets, Beginning of Period	595,513	387,182	592,041	311,969
Net Assets, End of Period	$646,926	$389,763	$646,926	$389,763

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Statements of Cash Flows

(amounts in 000’s)

(Unaudited)

	For the six months ended June 30,
	2023	2022

Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$40,409	$13,191
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized (gains)/losses on investments	-	(23)
Net change in unrealized (gains)/losses on investments	606	190
Net accretion of discount on investments	(4,317)	(2,011)
Sales (purchases) of short-term investments, net	(5,247)	(4,731)
Purchases of portfolio investments	(177,629)	(181,452)
Proceeds from sales of investments and principal repayments	63,543	43,777
Paid-in-kind interest from portfolio investments	(1,035)	-
Amortization of deferred financing cost	1,184	1,005
Increase/(decrease) in operating assets and liabilities:
(Increase)/decrease in interest and dividends receivable	(1,826)	(2,217)
(Increase)/decrease in deferred offering costs	-	29
(Increase)/decrease in receivable for principal payments on investments	(37)	(333)
(Increase)/decrease in prepaid expenses and other assets	140	(97)
Increase/(decrease) in payable for investments purchased	(956)	-
Increase/(decrease) in management fees payable	433	546
Increase/(decrease) in incentive fee payable	4,558	1,730
Increase/(decrease) in accrued organizational and offering costs, net	-	(6)
Increase/(decrease) in accrued other general and administrative expenses	2,530	1,978
Net cash used in operating activities	(77,644)	(128,424)
Cash Flows from Financing Activities:
Borrowings/(payments) on Corporate Credit Facility, net	(32,000)	78,000
Borrowings on Revolving Funding Facility, net	120,000	150,000
Borrowings/(payments) on Loan and Security Agreement, net	-	(162,000)
Borrowings/(payments) on Subscription and Credit Agreement, net	(99,000)	9,000
Payments of debt issuance costs	(1,689)	(5,185)
Distributions paid in cash	(30,274)	(8,594)
Proceeds from issuance of common shares	50,000	68,582
Proceeds from issuance of Notes	75,000	-
Net cash provided by financing activities	82,037	129,803
Net increase in cash and cash equivalents	4,393	1,379
Cash and cash equivalents, beginning of period	8,526	2,035
Cash and cash equivalents, end of period	$12,919	$3,414

Supplemental and Non-Cash Information:
Interest paid during the period	$20,556	$4,654
Non-cash financing activities not included herein consisted of reinvestment of dividends	$2,044	$2,124

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of June 30, 2023

(amounts in 000’s)

(Unaudited)

			Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(1)	Investment	Interest Rate	Date	Par	Cost(2)(3)	Value	of Net Assets
Debt and Equity Investments
Private Credit Investments(4)
Aerospace & defense
Basel U.S. Acquisition Co., Inc. (IAC) (5)	First lien senior secured revolving loan	11.88% (S + 6.50%)	12/5/2028	$-	$-	$-	0.0%
	First lien senior secured loan	11.88% (S + 6.50%)	12/5/2028	18,588	18,124	18,588	2.9%
Fastener Distribution Holdings, LLC	First lien senior secured loan	12.39% (S + 7.00%)	10/1/2025	20,597	20,076	20,597	3.2%
	First lien senior secured delayed draw loan	12.39% (S + 7.00%)	10/1/2025	9,144	9,031	9,144	1.4%
Precinmac (US) Holdings, Inc.	First lien senior secured loan	11.20% (S + 6.00%)	8/31/2027	5,380	5,299	5,272	0.8%
	First lien senior secured delayed draw loan	11.20% (S + 6.00%)	8/31/2027	1,107	1,091	1,085	0.2%
				54,816	53,621	54,686	8.5%
Automobile components
Speedstar Holding LLC	First lien senior secured loan	12.66% (S + 7.25%)	1/22/2027	6,043	5,943	6,043	0.8%
	First lien senior secured delayed draw loan	12.68% (S + 7.25%)	1/22/2027	273	265	273	0.0%
Vehicle Accessories, Inc.	First lien senior secured loan	11.00% (S + 5.50%)	11/30/2026	21,118	20,835	21,118	3.3%
	First lien senior secured revolving loan	11.00% (S + 5.50%)	11/30/2026	-	-	-	0.0%
				27,434	27,043	27,434	4.1%
Biotechnology
Alcami Corporation (Alcami)	First lien senior secured delayed draw loan	12.20% (S + 7.00%)	12/21/2028	-	-	-	0.0%
	First lien senior secured revolving loan	12.20% (S + 7.00%)	12/21/2028	-	-	-	0.0%
	First lien senior secured loan	12.20% (S + 7.00%)	12/21/2028	11,677	11,218	11,910	1.8%
				11,677	11,218	11,910	1.8%
Building products
Eastern Wholesale Fence	First lien senior secured loan	13.39% (S + 8.00%)	10/30/2025	20,420	19,912	20,165	3.1%
	First lien senior secured revolving loan	13.39% (S + 8.00%)	10/30/2025	1,275	1,256	1,260	0.2%
				21,695	21,168	21,425	3.3%
Capital Markets
Atria Wealth Solutions, Inc.	First lien senior secured loan	12.00% (S + 6.50%)	2/29/2024	5,112	5,092	5,112	0.8%
	First lien senior secured delayed draw loan	12.00% (S + 6.50%)	2/29/2024	231	213	231	0.0%
				5,343	5,305	5,343	0.8%
Chemicals
FAR Technologies Holdings, Inc.(f/k/a Cyalume Technologies Holdings, Inc.)	First lien senior secured loan	10.50% (S + 5.00%)	8/30/2024	1,274	1,269	1,274	0.2%
Fralock Buyer LLC	First lien senior secured loan	11.00% (S + 5.50%)	4/17/2024	11,667	11,596	11,608	1.8%
	First lien senior secured revolving loan	11.00% (S + 5.50%)	4/17/2024	349	348	348	0.1%
Shrieve Chemical Company, LLC	First lien senior secured loan	11.64% (S + 6.38%)	12/2/2024	587	579	587	0.1%
	First lien senior secured loan	11.64% (S + 6.38%)	12/2/2024	3,446	3,419	3,446	0.5%
USALCO, LLC	First lien senior secured loan	11.22% (S + 6.00%)	10/19/2027	19,084	18,738	19,084	3.0%
	First lien senior secured revolving loan	11.22% (S + 6.00%)	10/19/2026	1,462	1,429	1,462	0.2%
				37,869	37,378	37,809	5.9%

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of June 30, 2023

(amounts in 000’s)

(Unaudited)

			Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(1)	Investment	Interest Rate	Date	Par	Cost(2)(3)	Value	of Net Assets
Commercial services & supplies
Advanced Environmental Monitoring (6)	First lien senior secured loan	12.88% (S + 7.50%)	1/29/2026	10,158	9,955	10,158	1.6%
Allentown, LLC	First lien senior secured loan	11.20% (S + 6.00%)	4/22/2027	7,624	7,566	7,548	1.2%
	First lien senior secured delayed draw loan	11.20% (S + 6.00%)	10/22/2023	1,377	1,363	1,363	0.2%
	First lien senior secured revolving loan	13.25% (P + 5.00%)	4/22/2027	643	635	636	0.1%
American Equipment Holdings LLC	First lien senior secured loan	11.45% (S + 6.00%)	11/5/2026	20,147	19,871	20,147	3.1%
	First lien senior secured delayed draw loan	11.45% (S + 6.00%)	11/5/2026	7,369	7,264	7,369	1.1%
	First lien senior secured delayed draw loan	10.83% (S + 6.00%)	11/5/2026	3,896	3,840	3,896	0.6%
	First lien senior secured revolving loan	11.72% (S + 6.00%)	11/5/2026	966	901	966	0.1%
Arborworks Acquisition LLC	First lien senior secured loan	10.08% (S + 7.00%)	11/9/2026	20,209	19,935	17,784	2.8%
	First lien senior secured revolving loan	15.39% (S + 7.00%)	11/9/2026	3,291	3,234	2,897	0.4%
BLP Buyer, Inc. (Bishop Lifting Products)	First lien senior secured loan	11.44% (S + 6.25%)	2/1/2027	16,290	16,053	16,086	2.5%
	First lien senior secured loan	11.69% (S + 6.50%)	2/1/2027	6,145	6,014	6,114	0.9%
	First lien senior secured loan	11.94% (S + 6.75%)	2/1/2027	10,677	10,372	10,677	1.7%
	First lien senior secured revolving loan	11.44% (S + 6.25%)	2/1/2027	1,264	1,240	1,248	0.2%
Gusmer Enterprises, Inc.	First lien senior secured loan	12.21% (S + 7.00%)	5/7/2027	4,771	4,696	4,735	0.7%
	First lien senior secured delayed draw loan	12.22% (S + 7.00%)	5/7/2027	7,992	7,869	7,932	1.2%
	First lien senior secured revolving loan	12.26% (S + 7.00%)	5/7/2027	210	154	209	0.0%
PMFC Holding, LLC	First lien senior secured loan	12.78% (S + 7.50%)	7/31/2025	5,590	5,413	5,590	0.9%
	First lien senior secured delayed draw loan	12.73% (S + 7.50%)	7/31/2025	2,804	2,801	2,804	0.4%
	First lien senior secured revolving loan	12.74% (S + 7.50%)	7/31/2025	547	547	547	0.1%
Regiment Security Partners LLC	First lien senior secured loan	13.37% (S + 8.00%)	9/15/2026	6,422	6,334	6,422	1.0%
	First lien senior secured delayed draw loan	13.37% (S + 8.00%)	9/15/2023	2,622	2,610	2,622	0.4%
	First lien senior secured revolving loan	13.37% (S + 8.00%)	9/15/2026	1,448	1,427	1,448	0.2%
The Kleinfelder Group, Inc.	First lien senior secured loan	11.84% (S + 6.50%)	11/29/2024	12,696	12,637	12,696	2.0%
				155,158	152,731	151,894	23.4%
Containers & packaging
Drew Foam Companies, Inc.	First lien senior secured loan	12.14% (S + 6.75%)	11/5/2025	7,338	7,267	7,284	1.1%
	First lien senior secured loan	11.97% (S + 6.75%)	11/5/2025	20,859	20,530	20,702	3.2%
FCA, LLC (FCA Packaging)	First lien senior secured loan	11.29% (S + 6.50%)	7/18/2028	20,784	20,476	20,992	3.3%
	First lien senior secured revolving loan	11.29% (S + 6.50%)	7/18/2028	-	-	-	0.0%
				48,981	48,273	48,978	7.6%
Diversified telecommunication services
Network Connex (f/k/a NTI Connect, LLC)	First lien senior secured loan	9.80% (S + 4.75%)	11/30/2024	5,222	5,177	5,222	0.8%
Pavion Corp., f/k/a Corbett Technology Solutions, Inc.	First lien senior secured loan	10.95% (S + 5.75%)	10/29/2027	15,094	14,868	15,094	2.3%
	First lien senior secured delayed draw loan	11.15% (S + 5.75%)	10/29/2027	9,387	9,316	9,387	1.5%
	First lien senior secured revolving loan	10.97% (S + 5.75%)	10/29/2027	272	150	272	0.0%
				29,975	29,511	29,975	4.6%
Electronic equipment, instruments & components
Process Insights, Inc.	First lien senior secured loan	11.40% (S + 6.00%)	10/30/2025	3,029	2,987	3,029	0.5%
				3,029	2,987	3,029	0.5%

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of June 30, 2023

(amounts in 000’s)

(Unaudited)

			Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(1)	Investment	Interest Rate	Date	Par	Cost(2)(3)	Value	of Net Assets
Food products
BC CS 2, L.P. (Cuisine Solutions) (5)	(7)	12.94% (S + 8.00%)	7/8/2028	25,000	24,366	25,000	3.9%
BR PJK Produce, LLC (Keany)	First lien senior secured loan	11.39% (S + 6.00%)	11/14/2027	29,714	29,025	29,862	4.6%
	First lien senior secured delayed draw loan	11.39% (S + 6.00%)	11/24/2027	-	-	-	0.0%
Gulf Pacific Holdings, LLC	First lien senior secured loan	11.14% (S + 5.75%)	9/30/2028	20,282	19,921	20,282	3.1%
	First lien senior secured delayed draw loan	10.98% (S + 5.75%)	9/30/2028	1,710	1,618	1,710	0.3%
	First lien senior secured revolving loan	11.15% (S + 5.75%)	9/30/2028	1,798	1,678	1,798	0.3%
IF&P Foods, LLC (FreshEdge) (6)	First lien senior secured loan	10.51% (S + 5.63%)	10/3/2028	27,382	26,773	27,109	4.2%
	First lien senior secured delayed draw loan	10.77% (S + 5.63%)	10/3/2024	4,065	3,979	4,025	0.6%
	First lien senior secured revolving loan	10.61% (S + 5.63%)	10/3/2028	1,776	1,700	1,758	0.3%
Siegel Egg Co., LLC	First lien senior secured loan	11.34% (L + 6.00%)	12/29/2026	15,545	15,338	14,768	2.3%
	First lien senior secured revolving loan	11.34% (L + 6.00%)	12/29/2026	2,594	2,550	2,464	0.4%
Worldwide Produce Acquisition, LLC	First lien senior secured delayed draw loan	11.49% (S + 6.25%)	1/17/2029	634	587	634	0.1%
	First lien senior secured delayed draw loan	11.49% (S + 6.25%)	4/18/2024	-	-	-	0.0%
	First lien senior secured revolving loan	11.23% (S + 6.25%)	1/17/2029	127	118	126	0.0%
	First lien senior secured loan	11.23% (S + 6.25%)	1/17/2029	2,875	2,794	2,875	0.4%
				133,502	130,447	132,411	20.5%
Health care providers & services
Brightview, LLC	First lien senior secured loan	11.22% (S + 6.00%)	4/12/2024	12,936	12,894	12,806	2.0%
	First lien senior secured delayed draw loan	11.22% (S + 6.00%)	4/12/2024	1,727	1,714	1,710	0.3%
	First lien senior secured revolving loan	11.22% (S + 6.00%)	4/12/2024	232	230	230	0.0%
Guardian Dentistry Partners	First lien senior secured loan	11.72% (S + 6.50%)	8/20/2026	8,098	7,946	8,098	1.3%
	First lien senior secured delayed draw loan	11.72% (S + 6.50%)	8/20/2026	15,762	15,501	15,762	2.4%
	First lien senior secured delayed draw loan	11.72% (S + 6.50%)	8/20/2026	5,838	5,838	5,838	0.9%
Light Wave Dental Management LLC	First lien senior secured revolving loan	12.10% (S + 7.00%)	1/2/2024	677	587	677	0.1%
	First lien senior secured loan	12.10% (S + 7.00%)	9/30/2023	22,536	21,866	22,536	3.5%
OMH-HealthEdge Holdings, LLC	First lien senior secured loan	10.03% (S + 5.25%)	10/24/2025	12,188	12,020	12,188	1.9%
	First lien senior secured loan	10.03% (S + 5.25%)	10/24/2025	5,295	5,217	5,295	0.8%
SGA Dental Partners Holdings, LLC	First lien senior secured loan	10.66% (S + 5.50%)	12/30/2026	11,888	11,695	11,888	1.8%
	First lien senior secured delayed draw loan	10.66% (S + 5.50%)	12/30/2026	11,080	10,911	11,080	1.7%
	First lien senior secured revolving loan	10.66% (S + 5.50%)	12/30/2026	-	-	-	0.0%
				108,257	106,419	108,108	16.7%
Health care equipment & supplies
LSL Industries, LLC (LSL Healthcare)	First lien senior secured loan	11.85% (S + 6.50%)	11/3/2027	19,628	18,996	19,432	3.0%
	First lien senior secured delayed draw loan	11.85% (S + 6.50%)	11/3/2024	-	-	-	0.0%
	First lien senior secured revolving loan	11.85% (S + 6.50%)	11/3/2027	-	-	-	0.0%
				19,628	18,996	19,432	3.0%
Household durables
Curio Brands, LLC	First lien senior secured loan	10.89% (S + 5.50%)	12/21/2027	17,263	16,908	16,918	2.6%
	First lien senior secured revolving loan	10.89% (S + 5.50%)	12/21/2027	-	-	-	0.0%
	First lien senior secured delayed draw loan	10.89% (S + 5.50%)	12/21/2023	4,121	4,121	4,039	0.6%
				21,384	21,029	20,957	3.2%

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of June 30, 2023

(amounts in 000’s)

(Unaudited)

			Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(1)	Investment	Interest Rate	Date	Par	Cost(2)(3)	Value	of Net Assets
Household products
Home Brands Group Holdings, Inc. (ReBath)	First lien senior secured loan	10.16% (S + 4.75%)	11/8/2026	18,417	18,131	18,232	2.8%
	First lien senior secured revolving loan	10.16% (S + 4.75%)	11/8/2026	-	-	-	0.0%
				18,417	18,131	18,232	2.8%
Insurance
Allcat Claims Service, LLC	First lien senior secured loan	11.24% (S + 6.00%)	7/7/2027	7,756	7,567	7,756	1.2%
	First lien senior secured delayed draw loan	11.20% (S + 6.00%)	7/7/2027	21,714	21,332	21,714	3.4%
	First lien senior secured revolving loan	11.20% (S + 6.00%)	7/7/2027	-	-	-	0.0%
				29,470	28,899	29,470	4.6%
IT services
Domain Information Services Inc. (Integris)	First lien senior secured loan	11.29% (S + 6.25%)	9/30/2025	20,548	20,139	20,548	3.2%
Improving Acquisition LLC	First lien senior secured loan	11.61% (S + 6.50%)	7/26/2027	31,810	31,226	31,651	4.9%
	First lien senior secured revolving loan	11.55% (S + 6.50%)	7/26/2027	-	-	-	0.0%
				52,358	51,365	52,199	8.1%
Leisure products
BCI Burke Holding Corp.	First lien senior secured loan	11.00% (S + 5.50%)	12/14/2027	16,403	16,196	16,403	2.5%
	First lien senior secured delayed draw loan	11.00% (S + 5.50%)	12/14/2023	636	625	636	0.1%
	First lien senior secured revolving loan	11.00% (S + 5.50%)	6/14/2027	-	-	-	0.0%
VENUplus, Inc. (f/k/a CTM Group, Inc.)	First lien senior secured loan	12.16% (S + 6.75%)	12/21/2027	4,443	4,338	4,443	0.7%
MacNeill Pride Group	First lien senior secured loan	12.00% (S + 6.50%)	4/22/2026	8,575	8,482	8,468	1.3%
	First lien senior secured delayed draw loan	12.00% (S + 6.50%)	4/22/2026	3,406	3,357	3,363	0.5%
	First lien senior secured revolving loan	12.00% (S + 6.50%)	4/22/2026	-	-	-	0.0%
Trademark Global LLC	First lien senior secured loan	12.81% (S +7.50%)	7/30/2024	11,631	11,590	10,845	1.7%
	First lien senior secured revolving loan	12.81% (S +7.50%, 4.50% is PIK)	7/30/2024	71	64	66	0.0%
	First lien senior secured revolving loan	12.81% (S +7.50%, 4.50% is PIK)	7/30/2024	2,046	2,046	1,908	0.3%
				47,211	46,698	46,132	7.1%
Machinery
Pennsylvania Machine Works, LLC	First lien senior secured loan	11.50% (S + 6.00%)	3/6/2027	1,918	1,903	1,918	0.3%
PVI Holdings, Inc	First lien senior secured loan	10.92% (S + 5.94%)	7/18/2027	24,016	23,695	24,016	3.7%
Techniks Holdings, LLC / Eppinger Holdings Germany GMBH (5)	First lien senior secured loan	12.14% (S + 6.75%)	2/4/2025	24,865	24,324	24,866	3.9%
	First lien senior secured revolving loan	12.14% (S + 6.75%)	9/30/2027	-	-	-	0.0%
				50,799	49,922	50,800	7.9%
Personal care products
DRS Holdings III, Inc. (Dr. Scholl’s)	First lien senior secured loan	11.45% (S + 6.25%)	11/1/2025	11,316	11,251	11,175	1.7%
	First lien senior secured revolving loan	11.64% (S + 6.25%)	11/1/2025	-	-	-	0.0%
PH Beauty Holdings III, Inc.	First lien senior secured loan	10.48% (L + 5.00%)	9/28/2025	9,492	9,279	9,136	1.4%
Silk Holdings III Corp. (Suave)	First lien senior secured loan	12.77% (S + 7.75%)	5/1/2029	20,000	19,413	20,000	3.1%
				40,808	39,943	40,311	6.2%
Pharmaceuticals
Foundation Consumer Brands	First lien senior secured loan	10.72% (S + 5.50%)	2/12/2027	7,085	7,040	7,085	1.1%
				7,085	7,040	7,085	1.1%
Professional services
4 Over International, LLC	First lien senior secured loan	11.84% (S + 6.50%)	12/7/2023	24,052	23,914	23,932	3.7%
DISA Holdings Corp. (DISA)	First lien senior secured delayed draw loan	10.66% (S + 5.50%)	9/11/2028	2,787	2,637	2,787	0.4%
	First lien senior secured revolving loan	10.66% (S + 5.50%)	9/9/2028	-	-	-	0.0%
	First lien senior secured loan	10.66% (S + 5.50%)	9/9/2028	22,289	21,636	22,289	3.4%
Universal Marine Medical Supply International, LLC (Unimed)	First lien senior secured loan	12.88% (S + 7.50%)	12/5/2027	14,141	13,829	14,141	2.2%
	First lien senior secured revolving loan	13.14% (S + 7.50%)	12/5/2027	509	452	509	0.1%
				63,778	62,468	63,658	9.8%
Software
AIDC Intermediate Co 2, LLC (Peak Technologies)	First lien senior secured loan	11.47% (S + 6.25%)	7/22/2027	34,825	33,784	34,477	5.3%
				34,825	33,784	34,477	5.3%
Specialty retail
Sundance Holdings Group, LLC (6)	First lien senior secured loan	13.40% (S + 8.00%)	5/1/2024	8,897	8,435	8,852	1.4%
				8,897	8,435	8,852	1.4%
Textiles, apparel & luxury goods
American Soccer Company, Incorporated (SCORE)	First lien senior secured loan	11.89% (S + 6.50%)	7/20/2027	29,968	29,400	29,668	4.6%
	First lien senior secured revolving loan	11.70% (S + 6.50%)	7/20/2027	2,956	2,870	2,927	0.5%
BEL USA, LLC	First lien senior secured loan	11.43% (S + 6.25%)	11/2/2023	6,817	6,790	6,749	1.1%
	First lien senior secured loan	11.43% (S + 6.25%)	2/2/2025	112	112	111	0.0%
YS Garments, LLC	First lien senior secured loan	12.59% (S + 7.50%)	8/9/2024	7,591	7,407	7,250	1.1%
				47,444	46,579	46,705	7.3%

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of June 30, 2023

(amounts in 000’s)

(Unaudited)

			Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(1)	Investment	Interest Rate	Date	Par	Cost(2)(3)	Value	of Net Assets
Trading companies & distributors
BCDI Meteor Acquisition, LLC (Meteor)	First lien senior secured loan	12.34% (S + 7.00%)	6/29/2028	16,379	16,005	16,215	2.5%
Broder Bros., Co.	First lien senior secured loan	11.50% (S + 6.00%)	12/4/2025	4,701	4,446	4,701	0.7%
CGI Automated Manufacturing, LLC	First lien senior secured loan	12.22% (S + 7.00%)	12/17/2026	27,544	26,619	27,268	4.2%
	First lien senior secured delayed draw loan	12.22% (S + 7.00%)	12/17/2026	3,663	3,538	3,626	0.6%
	First lien senior secured revolving loan	12.22% (S + 7.00%)	12/17/2026	1,087	989	1,076	0.2%
EIS Legacy, LLC	First lien senior secured loan	10.36% (S + 5.00%)	11/1/2027	18,185	17,836	18,185	2.8%
	First lien senior secured delayed draw loan	10.36% (S + 5.00%)	11/1/2027	-	-	-	0.0%
	First lien senior secured revolving loan	10.36% (S + 5.00%)	11/1/2027	-	-	-	0.0%
Engineered Fastener Company, LLC (EFC International)	First lien senior secured loan	11.89% (S + 6.50%)	11/1/2027	23,723	23,180	23,723	3.7%
Genuine Cable Group, LLC	First lien senior secured loan	10.70% (S + 5.50%)	11/1/2026	29,204	28,363	28,474	4.4%
	First lien senior secured loan	10.70% (S + 5.50%)	11/1/2026	5,534	5,347	5,395	0.8%
I.D. Images Acquisition, LLC	First lien senior secured loan	11.64% (S + 6.25%)	7/30/2026	15,336	15,158	15,336	2.4%
	First lien senior secured delayed draw loan	11.64% (S + 6.25%)	7/30/2026	2,594	2,577	2,594	0.4%
	First lien senior secured loan	11.45% (S + 6.25%)	7/30/2026	4,719	4,641	4,719	0.7%
	First lien senior secured revolving loan	11.64% (S + 6.25%)	7/30/2026	-	-	-	0.0%
Krayden Holdings, Inc.	First lien senior secured delayed draw loan	11.34% (S + 6.00%)	3/1/2029	-	-	-	0.0%
	First lien senior secured delayed draw loan	11.34% (S + 6.00%)	3/1/2029	-	-	-	0.0%
	First lien senior secured revolving loan	11.34% (S + 6.00%)	3/1/2029	-	-	-	0.0%
	First lien senior secured loan	11.34% (S + 6.00%)	3/1/2029	9,539	9,110	9,539	1.5%
United Safety & Survivability Corporation (USSC)	First lien senior secured loan	12.14% (S + 6.75%)	9/30/2027	12,500	12,295	12,500	1.9%
	First lien senior secured delayed draw loan	12.12% (S + 6.75%)	9/30/2027	666	629	666	0.1%
	First lien senior secured revolving loan	11.99% (S + 6.75%)	9/30/2027	1,209	1,188	1,209	0.2%
				176,583	171,921	175,226	27.1%
Wireless telecommunication services
Centerline Communications, LLC	First lien senior secured loan	11.44% (S + 6.00%)	8/10/2027	15,021	14,799	14,796	2.3%
	First lien senior secured delayed draw loan	11.44% (S + 6.00%)	8/10/2027	8,479	8,353	8,352	1.3%
	First lien senior secured delayed draw loan	11.28% (S + 6.00%)	8/10/2027	4,834	4,754	4,761	0.7%
	First lien senior secured revolving loan	11.44% (S + 6.00%)	8/10/2027	600	575	591	0.1%
	First lien senior secured loan	11.28% (S + 6.00%)	8/10/2027	1,025	998	1,010	0.2%
				29,959	29,479	29,510	4.6%
Total Private Credit Debt Investments				1,286,382	1,260,790	1,276,048	197.2%

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of June 30, 2023

(amounts in 000’s)

(Unaudited)

	Number of		Fair	Percentage
	Units	Cost	Value	of Net Assets
Equity Investments
Auto components
Vehicle Accessories, Inc. - Class A common (8)	128.250	-	132	0.0%
Vehicle Accessories, Inc. - preferred (8)	250.000	250	280	0.1%
	378.250	250	412	0.1%
Commercial services & supplies
American Equipment Holdings LLC (9)	250.000	285	519	0.1%
BLP Buyer, Inc. (Bishop Lifting Products) - Class A common (10)	582.000	652	1,204	0.2%
	832.000	937	1,723	0.3%
Food products
BC CS 2, L.P. (Cuisine Solutions) (5) (7)	2,000.000	2,000	2,337	0.4%
Gulf Pacific Holdings, LLC - Class A common (9)	0.250	250	247	0.0%
Gulf Pacific Holdings, LLC - Class C common (9)	0.250	-	-	0.0%
IF&P Foods, LLC (FreshEdge) - Class A common (9)	0.750	750	933	0.1%
IF&P Foods, LLC (FreshEdge) - Class B common (9)	0.750	-	-	0.0%
Siegel Parent, LLC (11)	0.250	250	72	0.0%
	2,002.250	3,250	3,589	0.5%
Healthcare equipment & supplies
LSL Industries, LLC (LSL Healthcare) (9)	7.500	750	635	0.1%
	7.500	750	635	0.1%
IT services
Domain Information Services Inc. (Integris)	250.000	250	288	0.0%
	250.000	250	288	0.0%
Textiles, apparel & luxury goods
American Soccer Company, Incorporated (SCORE) (11)	1,000.000	1,000	1,256	0.2%
	1,000.000	1,000	1,256	0.2%
Total Private Equity Investments	4,470.000	6,437	7,903	1.2%

Total Private Investments		1,267,227	1,283,951	198.4%

	Number of		Fair	Percentage
	Shares	Cost	Value	of Net Assets
Short-Term Investments
First American Treasury Obligations Fund - Institutional Class Z, 5.00% (12)	15,094	15,094	15,094	2.3%
Total Short-Term Investments	15,094	15,094	15,094	2.3%

Total Investments		$1,282,321	$1,299,045	200.7%

Liabilities in Excess of Other Assets			(652,119)	(100.7)%
Net Assets			$646,926	100.0%

(1)	As of June 30, 2023, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company.

(2)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of June 30, 2023

(amounts in 000’s)

(Unaudited)

(3)	As of June 30, 2023, the tax cost of the Company’s investments approximates their amortized cost.

(4)	Loan contains a variable rate structure, that may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) (which can include one-, two-, three- or six-month LIBOR), the Secured Overnight Funding Rate (“SOFR” or “S”) (which can include one-, three- or six-month SOFR), or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate or “P”).

(5)	Non-qualifying investment as defined by Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2023, 5.3% of the Company’s total assets were in non-qualifying investments.

(6)	The Company may be entitled to receive additional interest as a result of an arrangement with other lenders in the syndication. In exchange for the higher interest rate, the “last-out” portion is at a greater risk of loss. Certain lenders represent a “first out” portion of the investment and have priority to the “last-out” portion with respect to payments of principal and interest.

(7)	The Company has a senior secured loan in an investment vehicle (BC CS 2, L.P.) that is collateralized by a preferred stock investment in Cuisine Solutions, Inc..

(8)	The Company owns 0.19% of the common equity and 0.43% of the preferred equity of Vehicle Accessories, Inc.

(9)	The Company owns 71.55% of a pass-through, taxable limited liability company, KSCF IV Equity Aggregator Blocker, LLC (the “Aggregator Blocker”), which holds the Company’s equity investments in American Equipment Holdings LLC, Gulf Pacific Holdings, LLC, IF&P Foods, LLC (FreshEdge) and LSL Industries, LLC (LSL Healthcare). Through the Company’s ownership of the Aggregator Blocker, the Company owns the respective units of each company listed above in the Schedule of Investments.

(10)	The Company owns 0.53% of the common equity BLP Buyer, Inc. (Bishop Lifting Products).

(11)	The Company owns 40.32% of a pass-through limited liability company, KSCF IV Equity Aggregator, LLC (the “Aggregator”), which holds the Company’s equity investments in Siegel Parent, LLC and American Soccer Company, Incorporated (SCORE). The Aggregator’s ownership of Siegel Parent, LLC is 1.1442%. Through the Company’s ownership of the Aggregator, the Company owns the respective units of each company listed above in the Schedule of Investments.

(12)	The indicated rate is the yield as of June 30, 2023.

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

As of June 30, 2023, the Company has entered into subscription agreements with investors for an aggregate capital commitment of $875,188 to purchase shares of the Company’s common stock. See Note 11 – Subsequent Events.

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

B. Consolidation—As provided under Regulation S-X and ASC Topic 946 – “Financial Services – Investment Companies”, the Company will generally not consolidate its investment in a company other than a wholly-owned investment company or controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the accounts of the Company’s wholly-owned subsidiaries, Kayne Anderson BDC Financing, LLC, (“KABDCF”) and KABDC Corp, LLC, in its consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation. As of June 30, 2023, KABDC Corp, LLC held no investments.

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

F. Interest Income Recognition— Interest income is recorded on an accrual basis and includes the accretion of discounts, amortization of premiums and payment-in-kind (“PIK”) interest. Discounts from and premiums to par value on investments purchased are accreted/amortized into interest income over the life of the respective security using the effective yield method. To the extent loans contain PIK provisions, PIK interest, computed at the contractual rate specified in each applicable agreement, is accrued and recorded as interest income and added to the principal balance of the loan. PIK interest income added to the principal balance is generally collected upon repayment of the outstanding principal. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends for the year the income was earned, even though the Company has not yet collected the cash. The amortized cost of investments represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest. For the six months ended June 30, 2023, the Company had $1,035 of PIK interest included in interest income, which represents 1.3% of aggregate interest income. There was no PIK interest for the six months ended June 30, 2022.

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon the Company’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid or there is no longer any reasonable doubt that such principal or interest will be collected in full and, in the Company’s judgment, principal and interest are likely to remain current. The Company may make exceptions to this policy if the loan has sufficient collateral value (i.e., typically measured as enterprise value of the portfolio company) or is in the process of collection. As of June 30, 2023 and December 31, 2022, the Company did not have any investments in portfolio companies on non-accrual status.

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

For the three months ended June 30, 2023 and 2022, the Company incurred base management fees of $2,848 and $1,498 respectively.

For the six months ended June 30, 2023 and 2022, the Company incurred base management fees of $5,533 and $2,824, respectively.

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

For the three months ended June 30, 2023, the Company incurred incentive fees on income of $2,420 and no incentive fees on capital gains.

For the three months ended June 30, 2022, the Company incurred incentive fees on income of $775 and no incentive fees on capital gains.

For the six months ended June 30, 2023, the Company incurred incentive fees on income of $4,558 and no incentive fees on capital gains.

For the six months ended June 30, 2022, the Company incurred incentive fees on income of $1,728 and on capital gains of $2 (total of $1,730)

C. Other—KACALP, an affiliate of the Advisor, made an equity contribution of $10 to the Company on December 18, 2018.

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

Note 4. Investments

The following table presents the composition of the Company’s investment portfolio at amortized cost and fair value as of June 30, 2023 and December 31, 2022.

	June 30, 2023		December 31, 2022
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
First-lien senior secured debt investments	$1,260,790	$1,276,048	$1,141,538	$1,157,971
Equity investments	6,437	7,903	6,250	7,148
Short-term investments	15,094	15,094	9,847	9,847
Total Investments	$1,282,321	$1,299,045	$1,157,635	$1,174,966

As of June 30, 2023 and December 31, 2022, $70,791 and $45,901, respectively, of the Company’s total assets were non-qualifying assets, as defined by Section 55(a) of the 1940 Act.

The Company uses Global Industry Classification Standards (GICS), Level 3 – Industry, for classifying the industry groupings of its portfolio companies.

The industry composition of long-term investments based on fair value as of June 30, 2023 and December 31, 2022 was as follows:

	June 30, 2023	December 31, 2022

Trading companies & distributors	13.6%	12.9%
Commercial services & supplies	12.0%	11.9%
Food products	10.6%	10.9%
Health care providers & services	8.4%	9.8%
Professional services	5.0%	5.5%
Aerospace & defense	4.3%	4.1%
IT services	4.1%	3.9%
Machinery	4.0%	2.2%
Containers & packaging	3.8%	4.5%
Textiles, apparel & luxury goods	3.7%	4.1%
Leisure products	3.6%	2.3%
Personal care products	3.1%	1.7%
Chemicals	2.9%	2.9%
Software	2.7%	3.0%
Diversified telecommunication services	2.3%	2.6%
Wireless telecommunication services	2.3%	2.5%
Insurance	2.3%	1.3%
Automobile components	2.2%	2.3%
Building products	1.7%	3.4%
Household durables	1.6%	1.8%
Health care equipment & supplies	1.6%	1.8%
Household products	1.4%	1.6%
Biotechnology	0.9%	1.0%
Specialty retail	0.7%	0.7%
Pharmaceuticals	0.6%	0.6%
Capital Markets	0.4%	-%
Electronic equipment, instruments & components	0.2%	0.3%
Asset management & custody banks	-%	0.4%
Total	100.0%	100.0%

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

The following tables present the fair value hierarchy of investments as of June 30, 2023 and December 31, 2022. Note that the valuation levels below are not necessarily an indication of the risk or liquidity associated with the underlying investment.

	Fair Value Hierarchy as of June 30, 2023
Investments:	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$-	$-	$1,276,048	$1,276,048
Equity investments	-	-	7,903	7,903
Short-term investments	15,094	-	-	15,094
Total Investments	$15,094	$-	$1,283,951	$1,299,045

	Fair Value Hierarchy as of December 31, 2022
Investments:	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$-	$-	$1,157,971	$1,157,971
Equity investments	-	-	7,148	7,148
Short-term investments	9,847	-	-	9,847
Total Investments	$9,847	$-	$1,165,119	$1,174,966

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and six months ended June 30, 2023 and 2022.

	First-lien
	senior
	secured	Private
	debt	equity
For the three months ended June 30, 2023	investments	investments	Total
Fair value, beginning of period	$1,247,020	$7,339	$1,254,359
Purchases of investments	74,232	187	74,419
Proceeds from sales of investments and principal repayments	(46,298)	-	(46,298)
Net change in unrealized gain (loss)	(1,108)	377	(731)
Net realized gain (loss)	-	-	-
Net accretion of discount on investments	2,202	-	2,202
Transfers into (out of) Level 3	-	-	-
Fair value, end of period	$1,276,048	$7,903	$1,283,951

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

	First-lien
	senior
	secured	Private
	debt	equity
For the three months ended June 30, 2022	investments	investments	Total
Fair value, beginning of period	$616,067	$1,000	$617,067
Purchases of investments	114,678	250	114,928
Proceeds from sales of investments and principal repayments	(15,615)	-	(15,615)
Net change in unrealized gain (loss)	189	133	322
Net realized gain (loss)	-	-	-
Net accretion of discount on investments	1,262	-	1,262
Transfers into (out of) Level 3	-	-	-
Fair value, end of period	$716,581	$1,383	$717,964

	First-lien
	senior
	secured	Private
	debt	Equity
For the six months ended June 30, 2023	investments	investments	Total
Fair value, beginning of period	$1,157,971	$7,148	$1,165,119
Purchases of investments	178,477	187	178,664
Proceeds from sales of investments and principal repayments	(63,543)	-	(63,543)
Net change in unrealized gain (loss)	(1,174)	568	(606)
Net realized gain (loss)	-	-	-
Net accretion of discount on investments	4,317	-	4,317
Transfers into (out of) Level 3	-	-	-
Fair value, end of period	$1,276,048	$7,903	$1,283,951

	First-lien
	senior
	secured	Private
	debt	Equity
For the six months ended June 30, 2022	investments	investments	Total
Fair value, beginning of period	$578,195	$250	$578,445
Purchases of investments	180,452	1,000	181,452
Proceeds from sales of investments and principal repayments	(43,777)	-	(43,777)
Net change in unrealized gain (loss)	(323)	133	(190)
Net realized gain (loss)	23	-	23
Net accretion of discount on investments	2,011	-	2,011
Transfers into (out of) Level 3	-	-	-
Fair value, end of period	$716,581	$1,383	$717,964

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

For the three and six months ended June 30, 2023 and 2022, the Company did not recognize any transfers to or from Level 3. The increase in unrealized gain (loss) relates to investments that were held during the period. The Company includes these unrealized gains and losses on the Statement of Operations – Net Change in Unrealized Gains (Losses).

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

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

Quantitative Table for Valuation Techniques

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of June 30, 2023 and December 31, 2022. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Advisor’s determination of fair value.

	As of June 30, 2023
		Valuation	Unobservable		Weighted
	Fair Value	Technique	Input	Range	Average
First-lien senior secured debt investments	$1,276,048	Discounted cash flow analysis	Discount rate	7.8% - 15.1%	10.4%

Equity investments	$7,903	Precedent Transaction Analysis	Original cost	1.0	1.0
		Comparable Multiples	EV / EBITDA	6.4 - 17.2	11.8
	$1,283,951

	As of December 31, 2022
		Valuation	Unobservable		Weighted
	Fair Value	Technique	Input	Range	Average
First-lien senior secured debt investments	$1,157,971	Discounted cash flow analysis	Discount rate	8.4% - 15.0%	10.1%

Equity investments	$1,988	Precedent Transaction Analysis	Original Cost	1.0	1.0
	5,160	Comparable Multiples	EV/ EBITDA	6.6 - 17.2	12.7
	$1,165,119

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

Note 6. Debt

Subscription Credit Agreement

As of June 30, 2023, the Company had a $125,000 credit agreement (the “Subscription Credit Agreement”) with certain lenders party thereto. The Subscription Credit Agreement permits the Company to elect the commitment amount each quarter to borrow up to $125,000, subject to availability under the borrowing base which is calculated based on the unused capital commitments of the investors meeting various eligibility requirements. The interest rate under the Subscription Credit Agreement is equal to the Secured Overnight Funding Rate (“SOFR”) plus 1.975% (subject to a 0.275% SOFR floor). The Company is also required to pay a commitment fee of 0.25% per annum on any unused portion of the Subscription Credit Agreement. The Company also pays an extension fee of 0.05% per quarter on the elected commitment amount on the first day of each calendar quarter. The Subscription Credit Agreement will expire on December 31, 2023.

For the six months ended June 30, 2023 and 2022, the average amount of borrowings outstanding under the Subscription Credit Agreement were $67,320 and $54,110, respectively, with a weighted average interest rate of 6.76% and 2.50%, respectively. As of June 30, 2023, the Company had $9,000 outstanding under the Subscription Credit Agreement at a weighted average interest rate of 7.11%.

Corporate Credit Facility

As of June 30, 2023, the Company had a senior secured revolving credit facility (the “Corporate Credit Facility”), that has a total commitment of $400,000. The Company entered into the Corporate Credit Facility on February 18, 2022. The Corporate Credit Facility’s commitment termination date and the final maturity date are February 18, 2026 and February 18, 2027, respectively. The Corporate Credit Facility also provides for a feature that allows the Company, under certain circumstances, to increase the overall size of the Corporate Credit Facility to a maximum of $550,000. The interest rate on the Corporate Credit Facility is equal to Term SOFR (a forward-looking rate based on SOFR futures) plus an applicable spread of 2.35% per annum or an “alternate base rate” (as defined in the agreements governing the Corporate Credit Facility) plus an applicable spread of 1.25%. The Company is also required to pay a commitment fee of 0.375% per annum on any unused portion of the Corporate Credit Facility.

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

For the six months ended June 30, 2023 and 2022, the average amount of borrowings outstanding under the Corporate Credit Facility was $293,044 and $57,315, respectively, with a weighted average interest rate of 7.06% and 2.91%, respectively. As of June 30, 2023, the Company had $237,000 outstanding under the Corporate Credit Facility at a weighted average interest rate of 7.37%.

Revolving Funding Facility

As of June 30, 2023, the Company had a senior secured revolving funding facility (the “Revolving Funding Facility”), that has a total commitment of $455,000. The Company and KABDCF entered into the Revolving Funding Facility on February 18, 2022, and on June 29, 2023, amended the facility and increased the commitment amount from $350,000 to $455,000. The interest rate and all other terms remained unchanged. The Revolving Funding Facility is secured by all of the assets held by KABDCF and the Company has agreed that it will not grant or allow a lien on the membership interest of KABDCF. The end of the reinvestment period and the stated maturity date for the Revolving Funding Facility are February 18, 2025 and February 18, 2027, respectively. The interest rate on the Revolving Funding Facility is equal to daily SOFR plus 2.75% per annum. KABDCF is also required to pay a commitment fee of between 0.50% and 1.50% per annum depending on the size of the unused portion of the Revolving Funding Facility. Amounts available to borrow under the Revolving Funding Facility are subject to a borrowing base that applies different advance rates to different types of assets held by KABDCF and is subject to limitations with respect to the loans securing the Revolving Funding Facility, including restrictions on, loan size, industry concentration, payment frequency and status, as well as restrictions on portfolio company leverage, all of which may also affect the borrowing base and therefore amounts available to borrow. The Company and KABDCF are also required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. These covenants are subject to important limitations and exceptions that are described in the agreements governing the Revolving Funding Facility.

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

For the six months ended June 30, 2023 and 2022, the average amount of borrowings outstanding under the Revolving Funding Facility was $268,204 and $110,221, respectively, with a weighted average interest rate of 7.45% and 2.80%, respectively. As of June 30, 2023, the Company had $320,000 outstanding under the Revolving Funding Facility at a weighted average interest rate of 7.80%.

Loan and Security Agreement

On February 18, 2022, the Company and KABDCF established two new credit facilities (described above) and fully repaid the $150,000 outstanding balance on the Loan and Security Agreement (the “LSA”), which was entered into by KABDCF on February 5, 2021. Advances under the LSA had an interest rate of LIBOR plus 4.25% (subject to a 1.00% LIBOR floor).

For the six months ended June 30, 2022, the average amount of borrowings outstanding under the LSA were $41,105 with a weighted average interest rate of 5.25%.

Senior Unsecured Notes

On June 29, 2023, the Company completed a private placement of $75,000 of senior unsecured notes (the “Notes”). Net proceeds from the offering was used to refinance existing debt and for general corporate purposes.

The table below sets forth a summary of the key terms of each series of Notes outstanding at June 30, 2023.

	Principal		Estimated
	Outstanding		Fair Value	Fixed
	June 30,	Unamortized	June 30,	Interest
Series	2023	Issuance Costs	2023	Rate	Maturity
A	$25,000	$291	$25,000	8.65%	6/30/2027
B	50,000	590	50,000	8.74%	6/30/2028
	$75,000	$881	$75,000

Holders of the Notes are entitled to receive cash interest payments semi-annually (on January 30 and July 30) at the fixed rate. As of June 30, 2023, the weighted average interest rate on the outstanding Notes was 8.71%.

As of June 30, 2023, the Notes were rated “BBB” by Kroll Bond Rating Agency (“KBRA”). The Company is required to maintain a current rating from one rating agency with respect to the Notes. In the event the Company does not maintain a current rating from a rating agency for a specified period of time or the credit rating on the Notes falls below “BBB-” (a “Below Investment Grade Event”), the interest rate per annum on the Notes will increase by 1.0% during the period the Notes are rated below “BBB-”. In the event the Company’s Secured Debt Ratio exceeds 60% (until June 29, 2024) or 55% (on or after June 29, 2024) (a “Secured Debt Ratio Event”), the interest rate per annum on the Notes will increase by 1.5% during the period the ratio is above stated percentage. If a Below Investment Grade Event and a Secured Debt Ratio Event is continuing at the same time the aggregate increase in interest rate per annum will not exceed 2.0%.

The Notes were issued in private placement offerings to institutional investors and are not listed on any exchange or automated quotation system. The Notes contain various covenants related to other indebtedness, liens and limits on the Company’s overall leverage. The Company must maintain a minimum amount of shareholder equity and the Company’s asset coverage ratio must be greater than 150% as of the last business day of each fiscal quarter. The Notes are redeemable in certain circumstances at the option of the Company and may be redeemed under certain circumstances to cure the asset coverage ratio covenant.

The Notes are unsecured obligations of the Company and, upon liquidation, dissolution or winding up of the Company, will rank: (1) senior to all of the Company’s outstanding common shares; (2) on parity with any unsecured creditors of the Company and any unsecured senior securities representing indebtedness of the Company; and (3) junior to any secured creditors of the Company.

At June 30, 2023, the Company was in compliance with all covenants under the Notes agreements.

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

Debt obligations consisted of the following as of June 30, 2023 and December 31, 2022.

	June 30, 2023
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Notes	$75,000	$75,000	$-	$74,119
Corporate Credit Facility	400,000	237,000	163,000	234,880
Revolving Funding Facility	455,000	320,000	16,394	317,150
Subscription Credit Agreement	125,000	9,000	116,000	8,937
Total debt	$1,055,000	$641,000	$295,394	$635,086

(1)	The amount available reflects any limitations related to the Credit Facility’s borrowing base as of June 30, 2023.

(2)	The carrying value of the Notes, Corporate Credit Facility, Revolving Funding Facility, and Subscription Credit Agreement are presented net of deferred financing costs totaling $5,914.

	December 31, 2022
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Corporate Credit Facility	$400,000	$269,000	$131,000	$266,483
Revolving Funding Facility	350,000	200,000	21,793	197,173
Subscription Credit Agreement	125,000	108,000	17,000	107,935
Total debt	$875,000	$577,000	$169,793	$571,591

(1)	The amount available reflects any limitations related to the Credit Facility’s borrowing base as of December 31, 2022.

(2)	The carrying value of the Corporate Credit Facility, Revolving Funding Facility and Subscription Credit Agreement are presented net of deferred financing costs totaling $5,409.

For the three and six months ended June 30, 2023 and 2022, the components of interest expense were as follows:

	For the three months ended
	June 30, 2023	June 30, 2022
Interest expense	$12,409	$2,528
Amortization of debt issuance costs	593	486
Total interest expense	$13,002	$3,014
Average interest rate	8.1%	4.3%
Average borrowings	$643,780	$283,637

	For the six months ended
	June 30, 2023	June 30, 2022
Interest expense	$23,341	$4,817
Amortization of debt issuance costs	1,184	1,005
Total interest expense	$24,525	$5,822
Average interest rate	7.9%	4.5%
Average borrowings	$629,398	$262,751

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

Note 7. Share Transactions

Common Stock Issuances

The following table summarizes the number of common stock shares issued and aggregate proceeds received from such issuances related to the Company’s capital call notices pursuant to subscription agreements with investors for the six months ended June 30, 2023 and 2022.

For the six months ended June 30, 2023
	Offering		Aggregate
	price per	Common stock	offering
Common stock issue date	share	shares issued	amount
April 4, 2023	$16.61	3,010,942	$50,000
Total common stock issued		3,010,942	$50,000

For the six months ended June 30, 2022
	Offering		Aggregate
	price per	Common stock	offering
Common stock issue date	share	shares issued	amount
January 24, 2022	$16.36	4,191,292	$68,582
Total common stock issued		4,191,292	$68,582

As of June 30, 2023, the Company had subscription agreements with investors for an aggregate capital commitment of $875,188 to purchase shares of common stock. Of this amount, the Company had $257,469 of undrawn commitments as of June 30, 2023. See Note 11 – Subsequent Events.

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

Dividends and Dividend Reinvestment

The following table summarizes the dividends declared and payable by the Company for the six months ended June 30, 2023 and 2022. See Note 11 – Subsequent Events.

For the six months ended June 30, 2023
	Dividend	Dividend	Dividend
	record	payment	per
Dividend declaration date	date	date	share

March 7, 2023	March 31, 2023	April 14, 2023	$0.47
May 10, 2023	June 30, 2023	July 14, 2023	$0.53
Total dividends declared			$1.00

For the six months ended June 30, 2022
	Dividend	Dividend	Dividend
	record	payment	per
Dividend declaration date	date	date	share
April 19, 2022	April 20, 2022	April 26, 2022	$0.26
Total dividends declared			$0.26

The following tables summarize the amounts received and shares of common stock issued to shareholders pursuant to the Company’s dividend reinvestment plan (“DRIP”) for the six months ended June 30, 2023 and 2022. See Note 11 – Subsequent Events.

	Dividend	DRIP
	payment	shares	DRIP
Dividend record date	date	issued	value
December 29, 2022	January 13, 2023	57,860	$955
March 31, 2023	April 14, 2023	65,733	$1,089
		123,593	$2,044

	Dividend	DRIP
	payment	shares	DRIP
Dividend record date	date	issued	value
December 29, 2021	January 18, 2022	55,590	$902
April 20, 2022	April 26, 2022	75,270	$1,222
		130,860	$2,124

For the dividend declared on May 10, 2023 and paid on July 14, 2023, there were 81,527 shares issued with a DRIP value of $1,352. These shares are excluded from the table above, as the DRIP shares were issued after June 30, 2023.

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

Note 8. Commitments and Contingencies

The Company had an aggregate of $116,145 and $149,338, respectively, of unfunded commitments to provide debt financing to its portfolio companies as of June 30, 2023 and December 31, 2022. Such commitments are generally subject to the satisfaction of certain financial and nonfinancial covenants and certain operational metrics. The commitment period for these amounts may be shorter than the maturity date if drawn or funded. These commitments are not reflected in the Company’s consolidated statement of assets and liabilities. Consequently, such commitments result in an element of credit risk in excess of the amount recognized in the Company’s consolidated statement of assets and liabilities.

A summary of the composition of the unfunded commitments as of June 30, 2023 and December 31, 2022 is shown in the table below.

	As of	As of
	June 30, 2023	December 31, 2022
Alcami Corporation (Alcami)	$2,543	$2,543
Allcat Claims Service, LLC	5,370	20,106
Allentown, LLC	377	2,040
American Equipment Holdings LLC	2,253	2,956
American Soccer Company, Incorporated (SCORE)	1,774	2,838
Arborworks Acquisition LLC	1,396	1,563
Atria Wealth Solutions, Inc.	2,996	2,996
Basel U.S. Acquisition Co., Inc. (IAC)	1,622	1,622
BCI Burke Holding Corp.	4,659	4,659
BLP Buyer, Inc. (Bishop Lifting Products)	387	1,047
BR PJK Produce, LLC (Keany)	1,429	1,429
Brightview, LLC	2,672	2,904
Centerline Communications, LLC	1,200	1,800
CGI Automated Manufacturing, LLC	1,631	2,717
Curio Brands, LLC	1,776	2,722
DISA Holdings Corp. (DISA)	7,474	7,769
DRS Holdings III, Inc. (Dr. Scholl’s)	310	310
Eastern Wholesale Fence	425	425
EIS Legacy, LLC	3,846	6,539
Fastener Distribution Holdings, LLC	-	6,810
FCA, LLC (FCA Packaging)	2,670	2,670
Foundation Consumer Brands	577	577
Fralock Buyer LLC	399	749
Gulf Pacific Holdings, LLC	11,052	13,066
Gusmer Enterprises, Inc.	3,466	3,676
Home Brands Group Holdings, Inc. (ReBath)	2,099	2,099
I.D. Images Acquisition, LLC	2,020	1,424
IF&P Foods, LLC (FreshEdge)	1,639	6,114
Improving Acquisition LLC	1,672	2,028
Krayden Holdings, Inc.	5,436	-
Light Wave Dental Management LLC	2,332	6,774
LSL Industries, LLC (LSL Healthcare)	15,224	15,224
MacNeill Pride Group	3,877	2,978
Pavion Corp., f/k/a Corbett Technology Solutions, Inc.	1,634	1,334
PMFC Holding, LLC	137	342
Regiment Security Partners LLC	3,104	3,207
SGA Dental Partners Holdings, LLC	1,724	1,724
Siegel Egg Co., LLC	537	1,207
Techniks Holdings, LLC / Eppinger Holdings Germany GMBH	2,500	-
Trademark Global LLC	954	240
United Safety & Survivability Corporation (USSC)	2,809	2,942
Universal Marine Medical Supply International, LLC (Unimed)	2,035	2,035
USALCO, LLC	1,081	1,462
Vehicle Accessories, Inc.	1,671	1,671
Worldwide Produce Acquisition, LLC	1,356	-
Total unfunded commitments	$116,145	$149,338

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2023 and December 31, 2022, management was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

Note 9. Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of June 30, 2023 and 2022, there were no dilutive shares.

The following table sets forth the computation of basic and diluted earnings per share of common stock for the three and six months ended June 30, 2023 and 2022.

	For the three months ended		For the six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Net increase (decrease) in net assets resulting from operations	$21,002	$7,462	$40,409	$13,191
Weighted average shares of common stock outstanding - basic and diluted	38,905,173	23,529,376	37,425,525	22,964,415
Earnings (loss) per share of common stock - basic and diluted	$0.54	$0.32	$1.08	$0.57

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

Note 10. Financial Highlights

The following per share of common stock data has been derived from information provided in the unaudited financial statements. The following is a schedule of financial highlights for the six months ended June 30, 2023 and 2022.

	For the six months ended June 30,
Per Common Share Operating Performance (1)	2023 (amounts in thousands, except share and per share amounts)	2022 (amounts in thousands, except share and per share amounts)
Net Asset Value, Beginning of Period	$16.50	$16.22

Results of Operations:
Net Investment Income	1.10	0.58
Net Realized and Unrealized Gain (Loss) on Investments(2)	(0.02)	0.01
Net Increase (Decrease) in Net Assets Resulting from Operations	1.08	0.59

Distributions to Common Stockholders
Distributions	(1.00)	(0.26)
Net Decrease in Net Assets Resulting from Distributions	(1.00)	(0.26)
Net Asset Value, End of Period	$16.58	$16.55

Shares Outstanding, End of Period	39,013,826	23,550,054

Ratio/Supplemental Data
Net assets, end of period	$646,926	$389,763
Weighted-average shares outstanding	37,425,525	22,964,415
Total Return(3)	6.6%	3.6%
Portfolio turnover	5.1%	6.9%
Ratio of operating expenses to average net assets	11.9%	6.4%
Ratio of net investment income (loss) to average net assets	13.5%	7.4%

(1)	The per common share data was derived by using weighted average shares outstanding.

(2)	Realized and unrealized gains and losses per share in this caption are balancing amounts necessary to reconcile the change in net asset value per share for the period and may not reconcile with the aggregate gains and losses in the Consolidated Statement of Operations due to share transactions during the period.

For the six months ended June 30, 2023 and 2022, such share transactions include the effect of share issuances of $0.00 and $0.01 per share, respectively. During the period, shares were issued at prices that reflect the aggregate amount of the Company’s initial organizational and offering expenses. As a result, investors subscribing after the initial capital call are allocated organizational expenses consistently with all stockholders.

(3)	Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share (if any), divided by the beginning NAV per share. The calculation also assumes reinvestment of dividends at actual prices pursuant to the Company’s dividend reinvestment plan. Total return is not annualized.

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

On July 14, 2023, the Company paid a distribution of $0.53 per share to each common stockholder of record as of June 30, 2023. The total distribution was $20,678 and $1,352 was reinvested into the Company through the purchase of 81,527 shares of common stock.

On August 8, 2023, the Company sold 2,411,582 shares of its common stock for a total aggregate offering price of $40,575. No underwriting discounts or commissions have been or will be paid in connection with the sale of such shares of common stock.  This issuance of the common stock is exempt from the registration requirements of the Securities Act of 1933, as amended, (the “Securities Act”), pursuant to Section 4(a)(2) thereof and Regulation D thereunder. The Company relied, in part, upon representations from the stockholders in the subscription agreements that each stockholder was an accredited investor as defined in Regulation D under the Securities Act. As of August 10, 2023, the Company has subscription agreements with investors for an aggregate capital commitment of $887,003 to purchase shares of common stock ($228,709 is undrawn).

On August 10, 2023, the Board declared a distribution of $0.53 per share to each common stockholder of record as of September 29, 2023. The distribution will be paid on October 13, 2023.

On August 10, 2023, the Board accepted James C. Baker, Jr.’s resignation as Chief Executive Officer and elected Douglas L. Goodwillie and Kenneth B. Leonard as Co-Chief Executive Officers, effective August 16, 2023. Mr. Baker’s resignation was not due to any disagreement with the Company on any matter relating to its operations, policies or practices.

Mr. Goodwillie and Mr. Leonard have served as Co-Chief Investment Officers of the Company since inception. Additional information regarding Mr. Goodwillie’s and Mr. Leonard’s business experience is available in the Company’s annual proxy statement, which was filed with the SEC on April 26, 2023.

For purposes of SEC disclosure requirements, we note the following:

There is no arrangement or understanding between Mr. Goodwillie or Mr. Leonard and any other persons pursuant to which either Mr. Goodwillie or Mr. Leonard was selected as an officer. There are no family relationships between Mr. Goodwillie or Mr. Leonard and any director, executive officer or person nominated or chosen by the Company to become an executive officer of the Company within the meaning of Item 401(d) of Regulation S-K under the U.S. Securities Act of 1933 (“Regulation S-K”). Since the beginning of the Company’s last fiscal year, the Company has not engaged in any transaction in which Mr. Goodwillie or Mr. Leonard had a direct or indirect material interest within the meaning of Item 404(a) of Regulation S-K.

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

Recent Developments

On July 14, 2023, we paid a distribution of $0.53 per share to each common stockholder of record as of June 30, 2023. The total distribution was $20.7 million and $1.4 million was reinvested into the Company through the purchase of 81,527 shares of common stock.

On August 8, 2023, we sold 2,411,582 shares of common stock for a total aggregate offering price of $40.6 million. As of the same date, we have subscription agreements with investors for an aggregate capital commitment of $887.0 million to purchase shares of common stock ($228.7 million is undrawn).

On August 10, 2023, the Board declared a distribution of $0.53 per share to each common stockholder of record as of September 29, 2023. The distribution will be paid on October 13, 2023.

On August 10, 2023, the Board accepted James C. Baker, Jr.’s resignation as Chief Executive Officer and elected Douglas L. Goodwillie and Kenneth B. Leonard as Co-Chief Executive Officers, effective August 16, 2023. Mr. Baker’s resignation was not due to any disagreement with us on any matter relating to our operations, policies or practices.

Portfolio and Investment Activity

As of June 30, 2023, we had 157 debt investments and 13 equity investments in 73 portfolio companies with an aggregate fair value of approximately $1,284 million and an amortized cost of $1,267 million consisting of first lien senior secured debt ($1,276.0 million fair value) and equity ($7.9 million fair value) investments.

As of June 30, 2023, our weighted average total yield to maturity of debt and income producing securities at fair value was 12.3%, and our weighted average total yield to maturity of debt and income producing securities at amortized cost was 12.5%.

Our investment activity for the three and six months ended June 30, 2023 and 2022 is presented below (information presented herein is at par value unless otherwise indicated).

	For the three months ended June 30,
	2023 ($ in millions)	2022 ($ in millions)

New investments:
Gross new investments commitments	$57.2	$118.3
Less: investment commitments sold down, exited or repaid(1)	(45.9)	(6.9)
Net investment commitments	11.3	111.4

Principal amount of investments funded:
Private credit investments	$73.0	$116.9
Liquid credit investments	-	-
Preferred equity investments(2)	-	-
Common equity investments(2)	0.2	0.3
Total principal amount of investments funded	73.2	117.2

Principal amount of investments sold / repaid:
Private credit investments	(42.3)	(15.3)
Liquid credit investments	-	-
Total principal amount of investments sold or repaid	(42.3)	(15.3)

Number of new investment commitments	10	25
Average new investment commitment amount	$5.7	$4.7
Weighted average maturity for new investment commitments(3)	2.9 years	2.4 years
Percentage of new debt investment commitments at floating rates	100%	100.0%
Percentage of new debt investment commitments at fixed rates	0%	0.0%
Weighted average interest rate of new investment commitments(4)	12.3%	7.7%
Weighted average spread over SOFR of new floating rate investment commitments	7.2%	6.1%
Weighted average interest rate on investment sold or paid down(5)	14.1%	7.7%

(1)	Does not include repayments on revolving loans, which may be redrawn.

(2)	As of June 30, 2023, preferred equity investments and common equity investments were reported as equity investments.

(3)	For undrawn delayed draw term loans, the maturity date used is that of the associated term loan.

(4)	Based on the rate in effect at June 30, 2023 per our Consolidated Schedule of Investments for new commitments entered into during the quarter.

(5)	Based on the underlying rate if still held at June 30, 2023. For those investments sold or paid down in full during the year, based on the rate in effect at the time of sale or paid down.

We use Global Industry Classification Standards (GICS), Level 3 – Industry, for classifying the industry groupings of our portfolio companies.

The table below describes long-term investments by industry composition based on fair value as of June 30, 2023 and December 31, 2022.

	June 30, 2023	December 31, 2022

Trading companies & distributors	13.6%	12.9%
Commercial services & supplies	12.0%	11.9%
Food products	10.6%	10.9%
Health care providers & services	8.4%	9.8%
Professional services	5.0%	5.5%
Aerospace & defense	4.3%	4.1%
IT services	4.1%	3.9%
Machinery	4.0%	2.2%
Containers & packaging	3.8%	4.5%
Textiles, apparel & luxury goods	3.7%	4.1%
Leisure products	3.6%	2.3%
Personal care products	3.1%	1.7%
Chemicals	2.9%	2.9%
Software	2.7%	3.0%
Diversified telecommunication services	2.3%	2.6%
Wireless telecommunication services	2.3%	2.5%
Insurance	2.3%	1.3%
Automobile components	2.2%	2.3%
Building products	1.7%	3.4%
Household durables	1.6%	1.8%
Health care equipment & supplies	1.6%	1.8%
Household products	1.4%	1.6%
Biotechnology	0.9%	1.0%
Specialty retail	0.7%	0.7%
Pharmaceuticals	0.6%	0.6%
Capital Markets	0.4%	-%
Electronic equipment, instruments & components	0.2%	0.3%
Asset management & custody banks	-%	0.4%
Total	100.0%	100.0%

Results of Operations

For the three and six months ended June 30, 2023 and 2022, our total investment income was derived from our portfolio of investments. All debt investments were income producing, and there were no loans on non-accrual status as of June 30, 2023 or 2022.

The following table represents the operating results for the three and six months ended June 30, 2023 and 2022.

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
	($ in millions)	($ in millions)	($ in millions)	($ in millions)
Total investment income	$40.7	$13.0	$77.1	$24.9
Less: Net expenses	(19.0)	(5.9)	(36.1)	(11.5)
Net investment income	21.7	7.1	41.0	13.4
Net realized gains (losses) on investments	-	-	-	-
Net change in unrealized gains (losses) on investments	(0.7)	0.3	(0.6)	(0.2)
Net increase (decrease) in net assets resulting from operations	$21.0	$7.4	$40.4	$13.2

Investment Income

Investment income for the three and six months ended June 30, 2023 totaled $40.7 million and $77.1 million, respectively, and consisted primarily of interest income on our debt investments. Investment income for the three and six months ended June 30, 2022 totaled $13.0 million and $24.9 million, respectively, and consisted primarily of interest income on our debt investments. For the three and six months ended June 30, 2023, we had $0.8 million and $1.0 million of PIK interest included in interest income. There was no PIK interest for the three and six months ended June 30, 2022

Expenses

Operating expenses for the three and six months ended June 30, 2023 and 2022 were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
	($ in millions)	($ in millions)	($ in millions)	($ in millions)
Interest and debt financing expenses	$13.0	$3.0	$24.5	$5.8
Management fees	2.8	1.5	5.5	2.8
Incentive fees	2.4	0.8	4.6	1.7
Directors fees	0.2	0.1	0.3	0.2
Other operating expenses	0.6	0.5	1.2	1.0
Total expenses	$19.0	$5.9	$36.1	$11.5

Net Unrealized Gains (Losses) on Investments

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the three and six months ended June 30, 2023 and 2022, net unrealized gains (losses) on our investment portfolio were comprised of the following.

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
	($ in millions)	($ in millions)	($ in millions)	($ in millions)
Unrealized gains on investments	$4.4	$2.0	$6.6	$2.8
Unrealized (losses) on investments	(5.1)	(1.7)	(7.2)	(3.0)
Net change in unrealized gains (losses) on investments	$(0.7)	$0.3	$(0.6)	$(0.2)

The change in unrealized appreciation for the three months ended June 30, 2023 and 2022 totaled $4.4 million and $2.0 million, respectively, which primarily related to our investments in the following tables.

For the three months ended
June 30, 2023
($ in millions)
Portfolio Company
Light Wave Dental Management LLC	$0.6
Silk Holdings III Corp. (Suave)	0.6
BLP Buyer, Inc. (Bishop Lifting Products)	0.6
Sundance Holdings Group, LLC	0.3
Fastener Distribution Holdings, LLC	0.3
American Equipment Holdings LLC	0.2
Alcami Corporation (Alcami)	0.2
IF&P Foods, LLC (FreshEdge)	0.2
USALCO, LLC	0.2
PMFC Holding, LLC	0.2
Other portfolio companies	1.0
Total Unrealized Appreciation	$4.4

For the three months ended
June 30, 2022
($ in millions)
Portfolio Company
IF&P Foods, LLC (FreshEdge)	$0.6
AIDC Intermediate Co 2, LLC (Peak Technologies)	0.3
Light Wave Dental Management LLC	0.3
Siegel Parent, LLC	0.1
Gusmer Enterprises, Inc.	0.1
Allentown, LLC	0.1
American Equipment Holdings LLC	0.1
Regiment Security Partners LLC	0.1
Advanced Environmental Monitoring	0.1
Process Insights, Inc.	0.1
Other portfolio companies	0.1
Total Unrealized Appreciation	$2.0

The change in unrealized depreciation for the three months ended June 30, 2023 and 2022 totaled $5.1 million and $1.7 million, respectively, which was primarily related to our investments in the following table.

For the three months ended
June 30, 2023
($ in millions)
Portfolio Company
Siegel Egg Co., LLC	$(0.8)
CGI Automated Manufacturing, LLC	(0.4)
YS Garments, LLC	(0.4)
American Soccer Company, Incorporated (SCORE)	(0.4)
IF&P Foods, LLC (FreshEdge)	(0.3)
Genuine Cable Group, LLC	(0.3)
Siegel Parent, LLC	(0.3)
Eastern Wholesale Fence LLC	(0.2)
Improving Acquisition LLC	(0.2)
Centerline Communications, LLC	(0.2)
Other portfolio companies	(1.6)
Total Unrealized Depreciation	$(5.1)

For the three months ended
June 30, 2022
($ in millions)
Portfolio Company
Arborworks Acquisition LLC	$(0.3)
Trademark Global LLC	(0.2)
United Safety & Survivability Corporation (USSC)	(0.2)
PH Beauty Holdings III, Inc.	(0.1)
The Kleinfelder Group, Inc.	(0.1)
Other portfolio companies	(0.8)
Total Unrealized Depreciation	$(1.7)

The change in unrealized appreciation for the six months ended June 30, 2023 and 2022 totaled $6.6 million and $2.8 million, respectively, which primarily related to our investments in the following tables:

For the six months ended
June 30, 2023
($ in millions)
Portfolio Company
BLP Buyer, Inc. (Bishop Lifting Products)	$0.8
Silk Holdings III Corp. (Suave)	0.7
Light Wave Dental Management LLC	0.5
Engineered Fastener Company, LLC (EFC International)	0.5
Techniks Holdings, LLC / Eppinger Holdings Germany GMBH	0.5
Krayden Holdings, Inc.	0.4
Pavion Corp., f/k/a Corbett Technology Solutions, Inc.	0.3
Alcami Corporation (Alcami)	0.3
Sundance Holdings Group, LLC	0.3
American Equipment Holdings LLC	0.2
Other portfolio companies	2.1
Total Unrealized Appreciation	$6.6

For the six months ended
June 30, 2022
($ in millions)
Portfolio Company
IF&P Foods, LLC (FreshEdge)	$0.6
BLP Buyer, Inc. (Bishop Lifting Products)	0.3
AIDC Intermediate Co 2, LLC (Peak Technologies)	0.3
Light Wave Dental Management LLC	0.3
CGI Automated Manufacturing, LLC	0.3
Siegel Parent, LLC	0.1
OMH-HealthEdge Holdings, LLC	0.1
Gusmer Enterprises, Inc.	0.1
American Equipment Holdings LLC	0.1
Allentown, LLC	0.1
Other portfolio companies	0.5
Total Unrealized Appreciation	$2.8

The change in unrealized depreciation for the six months ended June 30, 2023 and 2022 totaled $7.2 million and $3.0 million, respectively, which primarily related to our investments in the following table.

For the six months ended
June 30, 2023
($ in millions)
Portfolio Company
Siegel Parent, LLC	$(1.3)
Genuine Cable Group, LLC	(0.6)
AIDC Intermediate Co 2, LLC (Peak Technologies)	(0.5)
American Soccer Company, Incorporated (SCORE)	(0.4)
CGI Automated Manufacturing, LLC	(0.4)
IF&P Foods, LLC (FreshEdge)	(0.4)
Centerline Communications, LLC	(0.3)
Drew Foam Companies, Inc.	(0.3)
LSL Industries, LLC (LSL Healthcare)	(0.3)
YS Garments, LLC	(0.2)
Other portfolio companies	(2.5)
Total Unrealized Depreciation	$(7.2)

For the six months ended
June 30, 2022
($ in millions)
Portfolio Company
Arborworks Acquisition LLC	(0.8)
Trademark Global LLC	(0.5)
United Safety & Survivability Corporation (USSC)	(0.2)
PH Beauty Holdings III, Inc.	(0.2)
Fralock Buyer LLC	(0.1)
The Kleinfelder Group, Inc.	(0.1)
Other portfolio companies (1)	(1.1)
Total Unrealized Depreciation	$(3.0)

(1)	Primarily attributable to accretion of discounts on investments.

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

In accordance with the 1940 Act, we are required to meet a coverage ratio of total assets (less total liabilities other than indebtedness) to total borrowings and other senior securities (and any preferred stock that we may issue in the future) of at least 150%. If this ratio declines below 150%, we cannot incur additional leverage and could be required to sell a portion of our investments to repay some leverage when it is disadvantageous to do so. As of June 30, 2023 and December 31, 2022, our asset coverage ratios were 201% and 203%. We currently intend to target asset coverage of 200% to 180% (which equates to a debt-to-equity ratio of 1.0x to 1.25x) but may alter this target based on market conditions.

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

As of June 30, 2023, we had $75 million Notes outstanding, $566 million borrowed under our credit facilities and cash and cash equivalents of $28.0 million (including short term investments). As of August 10, 2023, we had $75 million Notes outstanding, $515 million borrowed under our credit facilities and cash and cash equivalents of $14.9 million (including short-term investments).

Capital Contributions

During the six months ended June 30, 2023 and 2022, we issued 3,010,942 and 4,191,292 shares of our common stock related to capital called at an aggregate purchase price of $50.0 million and $68.6 million, respectively. As of August 10, 2023, we had aggregate capital commitments of $887.0 million, and we had undrawn capital commitments of $228.7 million from investors ($658.3 million or 74.2% funded).

Senior Unsecured Notes

As of June 30, 2023, we have $75 million of senior unsecured notes outstanding, with $25 million of 8.65% Series A Notes due June 2027 and $50 million of 8.74% Series B Notes due June 2028.

Credit Facilities

Corporate Credit Facility: As of June 30, 2023, we are party to a senior secured revolving credit facility (the “Corporate Credit Facility”), that has a total commitment of $400 million. The facility’s commitment termination date and the final maturity date are February 18, 2026 and February 18, 2027, respectively. The Corporate Credit Facility also provides for a feature that allows us, under certain circumstances, to increase the overall size of the Corporate Credit Facility to a maximum of $550 million. The interest rate on the Corporate Credit Facility is equal to Term SOFR (a forward-looking rate based on SOFR futures) plus an applicable spread of 2.35% per annum or an “alternate base rate” (as defined in the agreements governing the Corporate Credit Facility) plus an applicable spread of 1.25%. We are also required to pay a commitment fee of 0.375% per annum on any unused portion of the Corporate Credit Facility.

Revolving Funding Facility: As of June 30, 2023, we and our wholly owned, special purpose financing subsidiary, Kayne Anderson BDC Financing, LLC (“KABDCF”), are party to a senior secured revolving funding facility (the “Revolving Funding Facility”), that has a total commitment of $455 million. The Revolving Funding Facility is secured by all of the assets held by, and the membership interest in, KABDCF. The end of the reinvestment period and the stated maturity date for the Revolving Funding Facility are February 18, 2025 and February 18, 2027, respectively. The interest rate on the Revolving Funding Facility is equal to daily SOFR plus 2.75% per annum. KABDCF is also required to pay a commitment fee of between 0.50% and 1.50% per annum depending on the size of the unused portion of the Revolving Funding Facility.

Subscription Credit Agreement: As of June 30, 2023, we are party to a senior secured revolving credit agreement that includes a capital call facility (the “Subscription Credit Agreement”). The Subscription Credit Agreement permits us to elect the commitment amount each quarter to borrow up to $125 million, subject to availability under the borrowing base which is calculated based on the unused capital commitments of the investors meeting various eligibility requirements. The Subscription Credit Agreement has a maximum commitment of $125 million and the interest rate under the facility is equal to Term SOFR plus 1.975% (subject to a 0.275% floor). We are also required to pay a commitment fee of 0.25% per annum on the unused portion of the Subscription Credit Agreement. We also pay an extension fee of 0.05% per quarter on the elected commitment amount on the first day of each calendar quarter. The Subscription Credit Agreement will expire on December 31, 2023.

Contractual Obligations

A summary of our significant contractual principal payment obligations related to the repayment of our outstanding indebtedness at June 30, 2023 is as follows:

	Payments Due by Period ($ in millions)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Senior Unsecured Notes	$75.0	$-	$-	$75.0	$-
Corporate Credit Facility	237.0	-	-	237.0	-
Revolving Funding Facility	320.0	-	-	320.0	-
Subscription Credit Agreement	9.0	9.0	-	-	-
Total contractual obligations	$641.0	$9.0	$-	$632.0	$-

Off-Balance Sheet Arrangements

As of June 30, 2023 and December 31, 2022, we had an aggregate $116.1 million and $149.3 million, respectively, of unfunded commitments to provide debt financing to our portfolio companies. Such commitments are generally subject to the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in our financial statements. Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not have any other off-balance sheet financings or liabilities.

Critical Accounting Estimates

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies, including those relating to the valuation of our investment portfolio, are described below. The critical accounting policies should be read in conjunction with our risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and in this Quarterly Report. See Note 2 to our consolidated financial statements for the six months ended June 30, 2023, for more information on our critical accounting policies.

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

Assuming that the consolidated statement of assets and liabilities as of June 30, 2023 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact ($ in millions) of hypothetical base rate changes in interest rate (considering interest rate floors for floating rate instruments).

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 200 basis points	$(25.7)	$(11.3)	$(14.4)
Down 100 basis points	$(12.9)	$(5.7)	$(7.2)
Up 100 basis points	$12.9	$5.7	$7.2
Up 200 basis points	$25.7	$11.3	$14.4

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2023 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic United States Securities and Exchange Commission (the “SEC”) filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As set forth in the table below (dollars in thousands, except per share and share amounts), during the six months ended June 30, 2023, we issued and sold 3,010,942 shares of common stock at an aggregate offering amount of approximately $50 million. The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof and previously reported by us on our current reports on Form 8-K. The Company relied, in part, upon representations from the investors in the subscription agreements that each investor was an accredited investor as defined in Regulation D under the Securities Act. We did not engage in general solicitation or advertising, and did not offer securities to the public in connection with such issuances and sales.

	Offering		Aggregate
	price per	Common stock	offering
Common stock issue date	share	shares issued	amount
April 4, 2023	$16.61	3,010,942	$50,000
		3,010,942	$50,000

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
Date: August 14, 2023
/s/ James C. Baker, Jr.
	Name:	James C. Baker, Jr.
	Title:	Chief Executive Officer
(Principal Executive Officer)
Date: August 14, 2023
/s/ Terry A. Hart
	Name:	Terry A. Hart
	Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)