Form 10-Q
period 2023-09-30
Kayne Anderson BDC, Inc.
filed 2023-11-14
CIK 1747172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 9, 2023, the registrant had 41,603,665 shares of common stock, $0.001 par value per share, issued and outstanding and there was no public market for the registrant’s shares.

i

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that involve substantial known and unknown risks, uncertainties and other factors. Undue reliance should not be placed on such statements. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about the company, current and prospective portfolio investments, the industry, beliefs and assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond control of Kayne Anderson BDC, Inc. (“the Company”) and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:

●	future operating results;

●	business prospects and the prospects of portfolio companies in which we invest;

●	the ability of our portfolio companies to achieve their objectives;

●	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets;

●	the ability of KA Credit Advisors, LLC (our “Advisor”) to locate suitable investments and to monitor and administer investments;

●	the ability of the Advisor and its affiliates to attract and retain highly talented professionals;

●	risk associated with possible disruptions in operations or the economy generally;

●	the adequacy of our cash resources, financing sources and working capital;

●	the timing of cash flows, distributions and dividends, if any, from the operations of the companies in which the Company invests;

●	the dependence of the future success on the general economy and its effect on the industries in which the Company invests;

●	the ability to maintain qualification as a business development company (“BDC”) and as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”);

●	the use of borrowed money to finance a portion of the Company’s investments;

●	the adequacy, availability and pricing of financing sources and working capital for the Company;

●	actual or potential conflicts of interest with the Advisor and its affiliates;

●	contractual arrangements and relationships with third parties;

●	the risk associated with an economic downturn, increased inflation, political instability, interest rate volatility, loss of key personnel, and the illiquid nature of investments of the Company; and

●	the risks, uncertainties and other factors the Company identifies under “Item 1A. Risk Factors” and elsewhere in this quarterly report on Form 10-Q, as well as in the Company’s annual report on Form 10-K for the year ended December 31, 2022.

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

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Kayne Anderson BDC, Inc.

Consolidated Statements of Assets and Liabilities

(amounts in 000’s, except share and per share amounts)

	September 30, 2023 (Unaudited)	December 31, 2022
Assets:
Investments, at fair value:
Long-term investments (amortized cost of $1,268,376 and $1,147,788)	$1,277,603	$1,165,119
Short-term investments (amortized cost of $16,628 and $9,847)	16,628	9,847
Cash and cash equivalents	12,384	8,526
Receivable for principal payments on investments	179	111
Interest receivable	13,718	10,444
Prepaid expenses and other assets	119	347
Total Assets	$1,320,631	$1,194,394

Liabilities:
Corporate Credit Facility (Note 6)	$192,000	$269,000
Unamortized Corporate Credit Facility issuance costs	(1,917)	(2,517)
Revolving Funding Facility (Note 6)	306,000	200,000
Unamortized Revolving Funding Facility issuance costs	(2,432)	(2,827)
Subscription Credit Agreement (Note 6)	25,000	108,000
Unamortized Subscription Credit Facility issuance costs	(37)	(65)
Notes (Note 6)	75,000	-
Unamortized notes issuance costs	(903)	-
Payable for investments purchased	-	956
Distributions payable	21,999	15,428
Management fee payable	2,905	2,415
Incentive fee payable	11,692	4,762
Accrued expenses and other liabilities	10,598	7,201
Total Liabilities	$639,905	$602,353

Commitments and contingencies (Note 8)

Net Assets:
Common Shares, $0.001 par value; 100,000,000 shares authorized; 41,506,935 and 35,879,291 as of September 30, 2023 and December 31, 2022, respectively, issued and outstanding	$42	$36
Additional paid-in capital	668,505	574,540
Total distributable earnings (deficit)	12,179	17,465
Total Net Assets	$680,726	$592,041
Total Liabilities and Net Assets	$1,320,631	$1,194,394
Net Asset Value Per Common Share	$16.40	$16.50

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Statements of Operations

(amounts in 000’s, except share and per share amounts)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Income:
Investment income from investments:
Interest income	$41,041	$20,494	$117,960	$45,386
Dividend income	156	-	349	-
Total Investment Income	41,197	20,494	118,309	45,386

Expenses:
Management fees	2,905	1,908	8,438	4,732
Incentive fees	2,371	1,230	6,929	2,960
Interest expense	13,871	5,504	38,396	11,325
Professional fees	189	166	482	466
Directors fees	147	107	464	321
Offering costs	-	-	-	29
Other general and administrative expenses	345	345	1,216	961
Total Expenses	19,828	9,260	55,925	20,794
Net Investment Income (Loss)	21,369	11,234	62,384	24,592

Realized and unrealized gains (losses) on investments
Net realized gains (losses):
Investments	-	47	-	70
Total net realized gains (losses)	-	47	-	70
Net change in unrealized gains (losses):
Investments	(7,497)	3,317	(8,103)	3,127
Total net change in unrealized gains (losses)	(7,497)	3,317	(8,103)	3,127
Total realized and unrealized gains (losses)	(7,497)	3,364	(8,103)	3,197

Net Increase (Decrease) in Net Assets Resulting from Operations	$13,872	$14,598	$54,281	$27,789

Per Common Share Data:
Basic and diluted net investment income per common share	$0.53	$0.38	$1.62	$0.98
Basic and diluted net increase in net assets resulting from operations	$0.34	$0.49	$1.41	$1.10
Weighted Average Common Shares Outstanding - Basic and Diluted	40,499,327	29,530,036	38,461,385	25,177,005

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Statements of Changes in Net Assets

(amounts in 000’s)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$21,369	$11,234	$62,384	$24,592
Net realized gains (losses) on investments	-	47	-	70
Net change in unrealized gains (losses) on investments	(7,497)	3,317	(8,103)	3,127
Net Increase (Decrease) in Net Assets Resulting from Operations	13,872	14,598	54,281	27,789

Decrease in Net Assets Resulting from Stockholder Distributions
Dividends and distributions to stockholders	(21,999)	(7,065)	(59,567)	(13,168)
Net Decrease in Net Assets Resulting from Stockholder Distributions	(21,999)	(7,065)	(59,567)	(13,168)

Increase in Net Assets Resulting from Capital Share Transactions
Issuance of common shares	40,575	125,000	90,575	193,582
Reinvestment of distributions	1,352	1,431	3,396	3,555
Net Increase in Net Assets Resulting from Capital Share Transactions	41,927	126,431	93,971	197,137
Total Increase (Decrease) in Net Assets	33,800	133,964	88,685	211,758
Net Assets, Beginning of Period	646,926	389,763	592,041	311,969
Net Assets, End of Period	$680,726	$523,727	$680,726	$523,727

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Statements of Cash Flows

(amounts in 000’s)

(Unaudited)

	For the nine months ended September 30,
	2023	2022

Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$54,281	$27,789
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized (gains)/losses on investments	-	(70)
Net change in unrealized (gains)/losses on investments	8,103	(3,127)
Net accretion of discount on investments	(6,760)	(3,287)
Sales (purchases) of short-term investments, net	(6,781)	(1,084)
Purchases of portfolio investments	(217,836)	(468,799)
Proceeds from sales of investments and principal repayments	105,319	89,694
Paid-in-kind interest from portfolio investments	(1,310)	-
Amortization of deferred financing cost	1,936	1,533
Increase/(decrease) in operating assets and liabilities:
(Increase)/decrease in interest and dividends receivable	(3,274)	(5,820)
(Increase)/decrease in deferred offering costs	-	29
(Increase)/decrease in receivable for principal payments on investments	(68)	(273)
(Increase)/decrease in prepaid expenses and other assets	228	(9)
Increase/(decrease) in payable for investments purchased	(956)	-
Increase/(decrease) in management fees payable	490	956
Increase/(decrease) in incentive fee payable	6,930	2,960
Increase/(decrease) in accrued organizational and offering costs, net	-	(6)
Increase/(decrease) in accrued other general and administrative expenses	3,397	2,096
Net cash used in operating activities	(56,301)	(357,418)
Cash Flows from Financing Activities:
Borrowings/(payments) on Corporate Credit Facility, net	(77,000)	202,000
Borrowings on Revolving Funding Facility, net	106,000	200,000
Borrowings/(payments) on Loan and Security Agreement, net	-	(162,000)
Borrowings/(payments) on Subscription and Credit Agreement, net	(83,000)	(43,000)
Payments of debt issuance costs	(1,816)	(5,700)
Distributions paid in cash	(49,600)	(14,228)
Proceeds from issuance of common shares	90,575	193,582
Proceeds from issuance of Notes	75,000	-
Net cash provided by financing activities	60,159	370,654
Net increase in cash and cash equivalents	3,858	13,236
Cash and cash equivalents, beginning of period	8,526	2,035
Cash and cash equivalents, end of period	$12,384	$15,271

Supplemental and Non-Cash Information:
Interest paid during the period	$32,882	$8,168
Non-cash financing activities not included herein consisted of reinvestment of dividends	$3,396	$3,555

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of September 30, 2023

(amounts in 000’s)

(Unaudited)

			Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(1)	Investment(2)	Interest Rate	Date	Par	Cost(3)(4)	Value	of Net Assets
Debt and Equity Investments
Private Credit Investments(5)
Aerospace & defense
Basel U.S. Acquisition Co., Inc. (IAC) (6)	First lien senior secured revolving loan	11.55% (S + 6.00%)	12/5/2028	$-	$-	$-	0.0%
	First lien senior secured loan	11.55% (S + 6.00%)	12/5/2028	18,541	18,095	18,634	2.7%
Fastener Distribution Holdings, LLC	First lien senior secured loan	12.54% (S + 7.00%)	10/1/2025	20,546	20,083	20,597	3.0%
	First lien senior secured delayed draw loan	12.54% (S + 7.00%)	10/1/2025	9,121	9,020	9,144	1.3%
Precinmac (US) Holdings, Inc.	First lien senior secured loan	11.52% (S + 6.00%)	8/31/2027	5,366	5,290	5,232	0.8%
	First lien senior secured delayed draw loan	11.42% (S + 6.00%)	8/31/2027	1,105	1,089	1,078	0.2%
				54,679	53,577	54,685	8.0%
Automobile components
Speedstar Holding LLC	First lien senior secured loan	12.82% (S + 7.25%)	1/22/2027	6,028	5,934	6,073	0.9%
	First lien senior secured delayed draw loan	12.81% (S + 7.25%)	1/22/2027	272	265	274	0.0%
Vehicle Accessories, Inc.	First lien senior secured loan	10.90% (S + 5.25%)	11/30/2026	21,065	20,802	21,065	3.1%
	First lien senior secured revolving loan	10.90% (S + 5.25%)	11/30/2026	-	-	-	0.0%
				27,365	27,001	27,412	4.0%
Biotechnology
Alcami Corporation (Alcami)	First lien senior secured delayed draw loan	12.42% (S + 7.00%)	6/30/2024	-	-	-	0.0%
	First lien senior secured revolving loan	12.42% (S + 7.00%)	12/21/2028	-	-	-	0.0%
	First lien senior secured loan	12.42% (S + 7.00%)	12/21/2028	11,647	11,206	11,880	1.7%
				11,647	11,206	11,880	1.7%
Building products
Eastern Wholesale Fence	First lien senior secured loan	13.54% (S + 8.00%)	10/30/2025	20,271	19,821	20,069	2.9%
	First lien senior secured revolving loan	13.54% (S + 8.00%)	10/30/2025	368	363	365	0.1%
				20,639	20,184	20,434	3.0%
Capital Markets
Atria Wealth Solutions, Inc.	First lien senior secured loan	12.15% (S + 6.50%)	2/29/2024	5,099	5,085	5,099	0.7%
	First lien senior secured delayed draw loan	12.15% (S + 6.50%)	2/29/2024	3,227	3,215	3,227	0.5%
				8,326	8,300	8,326	1.2%
Chemicals
FAR Technologies Holdings, Inc.(f/k/a Cyalume Technologies Holdings, Inc.)	First lien senior secured loan	10.65% (S + 5.00%)	8/30/2024	1,274	1,270	1,274	0.2%
Fralock Buyer LLC	First lien senior secured loan	11.15% (S + 5.50%)	4/17/2024	11,660	11,612	11,602	1.7%
	First lien senior secured revolving loan	11.15% (S + 5.50%)	4/17/2024	349	349	348	0.0%
Shrieve Chemical Company, LLC	First lien senior secured loan	11.80% (S + 6.38%)	12/2/2024	583	576	583	0.1%
	First lien senior secured loan	11.80% (S + 6.38%)	12/2/2024	3,419	3,397	3,419	0.5%
USALCO, LLC	First lien senior secured loan	11.65% (S + 6.00%)	10/19/2027	19,036	18,710	19,036	2.8%
	First lien senior secured revolving loan	11.43% (S + 6.00%)	10/19/2026	1,144	1,113	1,144	0.2%
				37,465	37,027	37,406	5.5%

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of September 30, 2023

(amounts in 000’s)

(Unaudited)

		Interest	Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(1)	Investment(2)	Rate	Date	Par	Cost(3)(4)	Value	of Net Assets
Commercial services & supplies
Advanced Environmental Monitoring (7)	First lien senior secured loan	13.05% (S + 7.50%)	1/29/2026	10,158	9,975	10,260	1.5%
Allentown, LLC	First lien senior secured loan	11.42% (S + 6.00%)	4/22/2027	7,605	7,550	7,567	1.1%
	First lien senior secured delayed draw loan	11.42% (S + 6.00%)	4/22/2027	1,374	1,367	1,367	0.2%
	First lien senior secured revolving loan	13.50% (P + 5.00%)	4/22/2027	561	557	558	0.1%
American Equipment Holdings LLC	First lien senior secured loan	11.45% (S + 6.00%)	11/5/2026	20,096	19,842	20,096	2.9%
	First lien senior secured delayed draw loan	11.45% (S + 6.00%)	11/5/2026	7,351	7,254	7,351	1.1%
	First lien senior secured delayed draw loan	11.86% (S + 6.00%)	11/5/2026	3,886	3,834	3,886	0.6%
	First lien senior secured revolving loan	11.83% (S + 6.00%)	11/5/2026	1,770	1,706	1,770	0.2%
Arborworks Acquisition LLC	First lien senior secured loan (8)(9)		11/9/2026	20,209	19,941	11,265	1.7%
	First lien senior secured revolving loan (8)(9)		11/9/2026	4,666	4,610	2,601	0.4%
BLP Buyer, Inc. (Bishop Lifting Products)	First lien senior secured loan	12.02% (S + 6.50%)	2/1/2027	16,249	16,029	16,086	2.4%
	First lien senior secured loan	12.27% (S + 6.75%)	2/1/2027	6,130	6,006	6,130	0.9%
	First lien senior secured loan	12.27% (S + 6.75%)	2/1/2027	10,677	10,389	10,677	1.6%
	First lien senior secured revolving loan	11.92% (S + 6.50%)	2/1/2027	1,264	1,242	1,251	0.2%
Gusmer Enterprises, Inc.	First lien senior secured loan	12.44% (S + 7.00%)	5/7/2027	4,759	4,689	4,747	0.7%
	First lien senior secured delayed draw loan	12.43% (S + 7.00%)	5/7/2027	7,972	7,805	7,952	1.2%
	First lien senior secured revolving loan	12.43% (S + 7.00%)	5/7/2027	-	-	-	0.0%
PMFC Holding, LLC	First lien senior secured loan	13.02% (S + 7.50%)	7/31/2025	5,576	5,420	5,576	0.8%
	First lien senior secured delayed draw loan	13.02% (S + 7.50%)	7/31/2025	2,796	2,794	2,796	0.4%
	First lien senior secured revolving loan	13.03% (S + 7.50%)	7/31/2025	547	547	547	0.1%
Regiment Security Partners LLC	First lien senior secured loan	15.55% (S + 10.00%)	9/15/2026	6,403	6,322	6,403	0.9%
	First lien senior secured delayed draw loan	15.55% (S + 10.00%)	9/15/2026	2,615	2,593	2,615	0.4%
	First lien senior secured revolving loan	15.55% (S + 10.00%)	9/15/2026	1,448	1,425	1,448	0.2%
				144,112	141,897	132,949	19.6%
Containers & packaging
Drew Foam Companies, Inc.	First lien senior secured loan	12.79% (S + 7.25%)	11/5/2025	7,320	7,255	7,266	1.1%
	First lien senior secured loan	12.75% (S + 7.25%)	11/5/2025	20,806	20,509	20,650	3.0%
FCA, LLC (FCA Packaging)	First lien senior secured loan	11.81% (S + 6.50%)	7/18/2028	18,673	18,406	18,860	2.8%
	First lien senior secured revolving loan	11.81% (S + 6.50%)	7/18/2028	-	-	-	0.0%
Innopak Industries, Inc.	First lien senior secured loan	11.17% (S + 5.75%)	3/5/2027	14,963	14,598	14,963	2.2%
				61,762	60,768	61,739	9.1%
Diversified telecommunication services
Network Connex (f/k/a NTI Connect, LLC)	First lien senior secured loan	10.29% (S + 4.75%)	11/30/2024	5,209	5,172	5,183	0.8%
Pavion Corp., f/k/a Corbett Technology Solutions, Inc.	First lien senior secured loan	11.27% (S + 5.75%)	10/29/2027	15,056	14,843	15,056	2.2%
	First lien senior secured delayed draw loan	11.31% (S + 5.75%)	10/29/2027	9,363	9,297	9,363	1.4%
	First lien senior secured revolving loan	11.29% (S + 5.75%)	10/29/2027	1,797	1,682	1,797	0.2%
				31,425	30,994	31,399	4.6%

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of September 30, 2023

(amounts in 000’s)

(Unaudited)

		Interest	Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(1)	Investment(2)	Rate	Date	Par	Cost(3)(4)	Value	of Net Assets
Food products
BC CS 2, L.P. (Cuisine Solutions) (6)	(10)	12.94% (S + 8.00%)	7/8/2028	21,555	21,036	21,555	3.2%
BR PJK Produce, LLC (Keany)	First lien senior secured loan	11.39% (S + 6.00%)	11/14/2027	29,639	28,985	30,084	4.4%
	First lien senior secured delayed draw loan	11.39% (S + 6.00%)	5/14/2024	-	-	-	0.0%
City Line Distributors, LLC	First lien senior secured loan	11.65% (S + 6.00%)	8/31/2028	8,917	8,608	8,917	1.3%
	First lien senior secured delayed draw loan	11.65% (S + 6.00%)	3/3/2025	-	-	-	0.0%
	First lien senior secured revolving loan	11.65% (S + 6.00%)	8/31/2028	84	42	84	0.0%
Gulf Pacific Holdings, LLC	First lien senior secured loan	11.29% (S + 5.75%)	9/30/2028	20,231	19,884	20,130	3.0%
	First lien senior secured delayed draw loan	11.38% (S + 5.75%)	9/30/2028	1,706	1,498	1,697	0.2%
	First lien senior secured revolving loan	11.38% (S + 5.75%)	9/30/2028	-	-	-	0.0%
IF&P Foods, LLC (FreshEdge) (7)	First lien senior secured loan	11.07% (S + 5.63%)	10/3/2028	27,314	26,728	26,767	3.9%
	First lien senior secured delayed draw loan	11.07% (S + 5.63%)	10/3/2028	4,055	3,974	3,974	0.6%
	First lien senior secured revolving loan	11.19% (S + 5.63%)	10/3/2028	1,776	1,704	1,740	0.3%
Siegel Egg Co., LLC	First lien senior secured loan	11.84% (S + 6.50%)	12/29/2026	15,506	15,314	14,653	2.2%
	First lien senior secured revolving loan	11.84% (S + 6.50%)	12/29/2026	2,594	2,554	2,451	0.3%
Worldwide Produce Acquisition, LLC	First lien senior secured delayed draw loan	11.64% (S + 6.25%)	1/18/2029	633	587	633	0.1%
	First lien senior secured delayed draw loan	11.64% (S + 6.25%)	4/18/2024	-	-	-	0.0%
	First lien senior secured revolving loan	11.64% (S + 6.25%)	1/18/2029	127	119	127	0.0%
	First lien senior secured loan	11.64% (S + 6.25%)	1/18/2029	2,868	2,790	2,868	0.4%
				137,005	133,823	135,680	19.9%
Health care providers & services
Brightview, LLC	First lien senior secured loan	11.43% (S + 6.00%)	12/14/2026	12,903	12,874	12,677	1.9%
	First lien senior secured delayed draw loan	11.43% (S + 6.00%)	12/14/2026	1,723	1,714	1,693	0.2%
	First lien senior secured revolving loan	11.43% (S + 6.00%)	12/14/2026	232	231	228	0.0%
Guardian Dentistry Partners	First lien senior secured loan	12.15% (S + 6.50%)	8/20/2026	8,078	7,938	8,078	1.2%
	First lien senior secured delayed draw loan	12.15% (S + 6.50%)	8/20/2026	15,722	15,482	15,722	2.3%
	First lien senior secured delayed draw loan	12.15% (S + 6.50%)	8/20/2026	5,823	5,823	5,823	0.9%
Light Wave Dental Management LLC	First lien senior secured revolving loan	12.39% (S + 7.00%)	6/30/2029	1,580	1,489	1,580	0.2%
	First lien senior secured loan	12.39% (S + 7.00%)	6/30/2029	22,479	21,864	22,479	3.3%
OMH-HealthEdge Holdings, LLC	First lien senior secured loan	12.75% (S + 5.25%)	10/24/2025	12,156	12,007	12,156	1.8%
	First lien senior secured loan	12.75% (S + 5.25%)	10/24/2025	5,282	5,212	5,282	0.8%
SGA Dental Partners Holdings, LLC	First lien senior secured loan	11.54% (S + 6.00%)	12/30/2026	11,858	11,701	11,858	1.7%
	First lien senior secured delayed draw loan	11.67% (S + 6.00%)	12/30/2026	11,052	10,892	11,052	1.6%
	First lien senior secured revolving loan	11.54% (S + 6.00%)	12/30/2026	345	321	345	0.1%
				109,233	107,548	108,973	16.0%
Health care equipment & supplies
LSL Industries, LLC (LSL Healthcare)	First lien senior secured loan	12.13% (S + 6.50%)	11/3/2027	19,578	18,989	19,383	2.8%
	First lien senior secured delayed draw loan	12.13% (S + 6.50%)	11/3/2024	-	-	-	0.0%
	First lien senior secured revolving loan	12.13% (S + 6.50%)	11/3/2027	-	-	-	0.0%
				19,578	18,989	19,383	2.8%
Household durables
Curio Brands, LLC	First lien senior secured loan	11.04% (S + 5.50%)	12/21/2027	17,218	16,884	16,960	2.5%
	First lien senior secured revolving loan	11.04% (S + 5.50%)	12/21/2027	-	-	-	0.0%
	First lien senior secured delayed draw loan	11.04% (S + 5.50%)	12/21/2027	4,121	4,121	4,060	0.6%
				21,339	21,005	21,020	3.1%

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of September 30, 2023

(amounts in 000’s)

(Unaudited)

			Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(1)	Investment(2)	Interest Rate	Date	Par	Cost(3)(4)	Value	of Net Assets
Household products
Home Brands Group Holdings, Inc. (ReBath)	First lien senior secured loan	10.32% (S + 4.75%)	11/8/2026	17,472	17,220	17,385	2.6%
	First lien senior secured revolving loan	10.32% (S + 4.75%)	11/8/2026	-	-	-	0.0%
				17,472	17,220	17,385	2.6%
Insurance
Allcat Claims Service, LLC	First lien senior secured loan	11.51% (S + 6.00%)	7/7/2027	7,737	7,609	7,737	1.1%
	First lien senior secured delayed draw loan	11.52% (S + 6.00%)	7/7/2027	21,659	21,250	21,659	3.2%
	First lien senior secured revolving loan	11.52% (S + 6.00%)	7/7/2027	-	-	-	0.0%
				29,396	28,859	29,396	4.3%
IT services
Domain Information Services Inc. (Integris)	First lien senior secured loan	11.40% (S + 6.00%)	9/30/2025	20,496	20,131	20,496	3.0%
Improving Acquisition LLC	First lien senior secured loan	11.61% (S + 6.50%)	7/26/2027	31,730	31,189	31,571	4.7%
	First lien senior secured revolving loan	11.61% (S + 6.00%)	7/26/2027	-	-	-	0.0%
				52,226	51,320	52,067	7.7%
Leisure products
BCI Burke Holding Corp.	First lien senior secured loan	11.15% (S + 5.50%)	12/14/2027	15,609	15,442	15,843	2.3%
	First lien senior secured delayed draw loan	11.15% (S + 5.50%)	12/14/2027	587	562	595	0.1%
	First lien senior secured revolving loan	11.15% (S + 5.50%)	12/14/2027	-	-	-	0.0%
VENUplus, Inc. (f/k/a CTM Group, Inc.)	First lien senior secured loan	12.32% (S + 6.75%)	11/30/2026	4,432	4,332	4,432	0.7%
MacNeill Pride Group	First lien senior secured loan	11.90% (S + 6.25%)	4/22/2026	8,275	8,212	8,171	1.2%
	First lien senior secured delayed draw loan	11.90% (S + 6.25%)	4/22/2026	3,286	3,224	3,245	0.5%
	First lien senior secured revolving loan	11.90% (S + 6.25%)	4/22/2026	-	-	-	0.0%
Trademark Global LLC	First lien senior secured loan	12.93% (S +7.50%, 1.75% is PIK)	7/30/2024	11,742	11,715	11,037	1.6%
	First lien senior secured revolving loan	12.93% (S +7.50%, 1.75% is PIK)	7/30/2024	99	95	93	0.0%
	First lien senior secured revolving loan	12.93% (S +7.50%, 1.75% is PIK)	7/30/2024	2,142	2,142	2,013	0.3%
				46,172	45,724	45,429	6.7%
Machinery
Pennsylvania Machine Works, LLC	First lien senior secured loan	11.65% (S + 6.00%)	3/6/2027	1,913	1,900	1,913	0.3%
PVI Holdings, Inc	First lien senior secured loan	12.08% (S + 6.67%)	1/18/2028	23,956	23,647	23,956	3.5%
Techniks Holdings, LLC / Eppinger Holdings Germany GMBH (6)	First lien senior secured loan	12.29% (S + 6.75%)	2/4/2025	24,865	24,448	24,679	3.6%
	First lien senior secured revolving loan	11.21% (S + 5.75%)	2/4/2025	800	750	792	0.1%
				51,534	50,745	51,340	7.5%
Personal care products
DRS Holdings III, Inc. (Dr. Scholl’s)	First lien senior secured loan	11.67% (S + 6.25%)	11/1/2025	11,192	11,136	11,137	1.6%
	First lien senior secured revolving loan	11.67% (S + 6.25%)	11/1/2025	-	-	-	0.0%
PH Beauty Holdings III, Inc.	First lien senior secured loan	10.68% (S + 5.00%)	9/28/2025	9,467	9,279	9,136	1.4%
Silk Holdings III Corp. (Suave)	First lien senior secured loan	13.14% (S + 7.75%)	5/1/2029	19,950	19,382	19,950	2.9%
				40,609	39,797	40,223	5.9%
Pharmaceuticals
Foundation Consumer Brands	First lien senior secured loan	11.77% (S + 6.25%)	2/12/2027	6,992	6,951	7,097	1.0%
				6,992	6,951	7,097	1.0%
Professional services
4 Over International, LLC	First lien senior secured loan	12.50% (S + 7.00%)	12/7/2026	19,585	19,119	19,585	2.9%
DISA Holdings Corp. (DISA)	First lien senior secured delayed draw loan	10.83% (S + 5.50%)	9/9/2028	2,781	2,638	2,781	0.4%
	First lien senior secured revolving loan	10.83% (S + 5.50%)	9/9/2028	280	232	280	0.0%
	First lien senior secured loan	10.83% (S + 5.50%)	9/9/2028	22,233	21,655	22,233	3.3%
Universal Marine Medical Supply International, LLC (Unimed)	First lien senior secured loan	12.55% (S + 7.00%)	12/5/2027	13,834	13,541	13,834	2.0%
	First lien senior secured revolving loan	12.56% (S + 7.00%)	12/5/2027	2,544	2,491	2,544	0.4%
				61,257	59,676	61,257	9.0%
Software
AIDC Intermediate Co 2, LLC (Peak Technologies)	First lien senior secured loan	11.75% (S + 6.25%)	7/22/2027	34,738	33,760	34,564	5.1%
				34,738	33,760	34,564	5.1%
Specialty retail
Sundance Holdings Group, LLC (7)	First lien senior secured loan	13.54% (S + 9.50%, 1.50% is PIK)	5/1/2024	8,931	8,604	8,641	1.3%
				8,931	8,604	8,641	1.3%
Textiles, apparel & luxury goods
American Soccer Company, Incorporated (SCORE)	First lien senior secured loan	12.04% (S + 6.50%)	7/20/2027	29,892	29,358	29,892	4.4%
	First lien senior secured revolving loan	12.04% (S + 6.50%)	7/20/2027	2,010	1,944	2,010	0.3%
BEL USA, LLC	First lien senior secured loan	14.53% (S +9.00%, 2.00% is PIK)	6/2/2026	5,821	5,788	5,821	0.9%
	First lien senior secured loan	14.53% (S +9.00%, 2.00% is PIK)	6/2/2026	96	96	96	0.0%
YS Garments, LLC	First lien senior secured loan	12.91% (S + 7.50%)	8/9/2026	6,907	6,777	6,786	1.0%
				44,726	43,963	44,605	6.6%

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of September 30, 2023

(amounts in 000’s)

(Unaudited)

			Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(1)	Investment(2)	Interest Rate	Date	Par	Cost(3)(4)	Value	of Net Assets
Trading companies & distributors
BCDI Meteor Acquisition, LLC (Meteor)	First lien senior secured loan	12.49% (S + 7.00%)	6/29/2028	16,338	15,980	16,338	2.4%
Broder Bros., Co.	First lien senior secured loan	11.65% (S+ 6.00%)	12/4/2025	4,671	4,443	4,671	0.7%
CGI Automated Manufacturing, LLC	First lien senior secured loan	12.65% (S + 7.00%)	12/17/2026	20,644	19,923	20,437	3.0%
	First lien senior secured loan	12.65% (S + 7.00%)	12/17/2026	6,724	6,591	6,656	1.0%
	First lien senior secured delayed draw loan	12.65% (S + 7.00%)	12/17/2026	3,639	3,524	3,603	0.5%
	First lien senior secured revolving loan	12.65% (S + 7.00%)	12/17/2026	1,087	996	1,076	0.2%
EIS Legacy, LLC	First lien senior secured loan	10.52% (S + 5.00%)	11/1/2027	18,138	17,811	18,138	2.7%
	First lien senior secured delayed draw loan	10.52% (S + 5.00%)	11/1/2027	-	-	-	0.0%
	First lien senior secured revolving loan	10.52% (S + 5.00%)	11/1/2027	-	-	-	0.0%
Engineered Fastener Company, LLC (EFC International)	First lien senior secured loan	12.04% (S + 6.50%)	11/1/2027	23,663	23,146	23,663	3.5%
Genuine Cable Group, LLC	First lien senior secured loan	10.92% (S + 5.50%)	11/1/2026	29,130	28,349	29,058	4.3%
	First lien senior secured loan	10.92% (S + 5.50%)	11/1/2026	5,520	5,347	5,506	0.8%
I.D. Images Acquisition, LLC	First lien senior secured loan	11.79% (S + 6.25%)	7/30/2026	13,687	13,564	13,687	2.0%
	First lien senior secured delayed draw loan	11.79% (S + 6.25%)	7/30/2026	2,492	2,477	2,492	0.4%
	First lien senior secured loan	11.67% (S + 6.25%)	7/30/2026	4,534	4,440	4,534	0.7%
	First lien senior secured loan	11.79% (S + 6.25%)	7/30/2026	1,046	1,034	1,046	0.1%
	First lien senior secured revolving loan	11.67% (S + 6.25%)	7/30/2026	-	-	-	0.0%
Krayden Holdings, Inc.	First lien senior secured delayed draw loan	12.39% (S + 7.00%)	3/1/2025	-	-	-	0.0%
	First lien senior secured delayed draw loan	12.39% (S + 7.00%)	3/1/2025	-	-	-	0.0%
	First lien senior secured revolving loan	12.39% (S + 7.00%)	3/1/2029	-	-	-	0.0%
	First lien senior secured loan	12.39% (S + 7.00%)	3/1/2029	9,515	9,104	9,562	1.4%
United Safety & Survivability Corporation (USSC)	First lien senior secured loan	12.04% (S + 6.50%)	9/30/2027	12,468	12,276	12,468	1.8%
	First lien senior secured delayed draw loan	12.04% (S + 6.50%)	9/30/2027	1,679	1,638	1,679	0.2%
	First lien senior secured revolving loan	12.04% (S + 6.50%)	9/30/2027	1,326	1,305	1,326	0.2%
				176,301	171,948	175,940	25.9%
Wireless telecommunication services
Centerline Communications, LLC	First lien senior secured loan	11.55% (S + 6.00%)	8/10/2027	14,983	14,775	14,610	2.1%
	First lien senior secured delayed draw loan	11.55% (S + 6.00%)	8/10/2027	7,062	6,964	6,885	1.0%
	First lien senior secured delayed draw loan	11.53% (S + 6.00%)	8/10/2027	4,821	4,747	4,701	0.7%
	First lien senior secured delayed draw loan	11.55% (S + 6.00%)	8/10/2027	1,396	1,375	1,361	0.2%
	First lien senior secured revolving loan	11.57% (S + 6.00%)	8/10/2027	1,800	1,777	1,755	0.3%
	First lien senior secured loan	11.53% (S + 6.00%)	8/10/2027	1,023	997	997	0.1%
				31,085	30,635	30,309	4.4%
Total Private Credit Debt Investments				1,286,014	1,261,521	1,269,539	186.5%

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of September 30, 2023

(amounts in 000’s)

(Unaudited)

	Number of		Fair	Percentage
	Units	Cost	Value	of Net Assets
Equity Investments(9)
Auto components
Vehicle Accessories, Inc. - Class A common (11)	128.250	-	132	0.0%
Vehicle Accessories, Inc. - preferred (11)	250.000	250	286	0.1%
	378.250	250	418	0.1%
Commercial services & supplies
American Equipment Holdings LLC (12)	250.000	285	518	0.1%
BLP Buyer, Inc. (Bishop Lifting Products) - Class A common (13)	582.000	652	1,086	0.1%
	832.000	937	1,604	0.2%
Food products
BC CS 2, L.P. (Cuisine Solutions) (6) (10)	2,000.000	2,000	2,499	0.4%
City Line Distributors, LLC - Class A units (14)	418.416	418	418	0.1%
Gulf Pacific Holdings, LLC - Class A common (12)	0.250	250	247	0.0%
Gulf Pacific Holdings, LLC - Class C common (12)	0.250	-	-	0.0%
IF&P Foods, LLC (FreshEdge) - Class A common (12)	0.750	750	933	0.1%
IF&P Foods, LLC (FreshEdge) - Class B common (12)	0.750	-	-	0.0%
Siegel Parent, LLC (15)	0.250	250	72	0.0%
	2,420.666	3,668	4,169	0.6%
Healthcare equipment & supplies
LSL Industries, LLC (LSL Healthcare) (12)	7.500	750	561	0.1%
IT services
Domain Information Services Inc. (Integris)	250.000	250	325	0.0%
Textiles, apparel & luxury goods
American Soccer Company, Incorporated (SCORE) (15)	1,000.000	1,000	987	0.2%
Total Private Equity Investments		6,855	8,064	1.2%

Total Private Investments		1,268,376	1,277,603	187.7%

	Number of		Fair	Percentage
	Shares	Cost	Value	of Net Assets
Short-Term Investments
First American Treasury Obligations Fund - Institutional Class Z, 5.22% (16)	16,628	16,628	16,628	2.4%
Total Short-Term Investments	16,628	16,628	16,628	2.4%

Total Investments		$1,285,004	$1,294,231	190.1%

Liabilities in Excess of Other Assets			(613,505)	(90.1)%
Net Assets			$680,726	100.0%

(1)	As of September 30, 2023, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company.

(2)	Debt investments are pledged to the Company’s credit facilities, and a single debt investment may be divided into parts that are individually pledged to separate credit facilities.

(3)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of September 30, 2023

(amounts in 000’s)

(Unaudited)

(4)	As of September 30, 2023, the tax cost of the Company’s investments approximates their amortized cost.

(5)	Loan contains a variable rate structure, that may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the Secured Overnight Funding Rate (“SOFR” or “S”) (which can include one-, three- or six-month SOFR), or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate or “P”).

(6)	Non-qualifying investment as defined by Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2023, 5.2% of the Company’s total assets were in non-qualifying investments.

(7)	The Company may be entitled to receive additional interest as a result of an arrangement with other lenders in the syndication. In exchange for the higher interest rate, the “last-out” portion is at a greater risk of loss. Certain lenders represent a “first out” portion of the investment and have priority to the “last-out” portion with respect to payments of principal and interest.

(8)	Debt investment on non-accrual status as of September 30, 2023.

(9)	Non-income producing investment.

(10)	The Company has a senior secured loan in an investment vehicle (BC CS 2, L.P.) that is collateralized by a preferred stock investment in Cuisine Solutions, Inc..

(11)	The Company owns 0.19% of the common equity and 0.43% of the preferred equity of Vehicle Accessories, Inc.

(12)	The Company owns 71.55% of a pass-through, taxable limited liability company, KSCF IV Equity Aggregator Blocker, LLC (the “Aggregator Blocker”), which holds the Company’s equity investments in American Equipment Holdings LLC, Gulf Pacific Holdings, LLC, IF&P Foods, LLC (FreshEdge) and LSL Industries, LLC (LSL Healthcare). Through the Company’s ownership of the Aggregator Blocker, the Company owns the respective units of each company listed above in the Schedule of Investments.

(13)	The Company owns 0.53% of the common equity BLP Buyer, Inc. (Bishop Lifting Products).

(14)	KABDC Corp, LLC, a wholly owned subsidiary of the Company, owns 0.62% of the common equity of City Line Distributors, LLC.

(15)	The Company owns 33.95% of a pass-through limited liability company, KSCF IV Equity Aggregator, LLC (the “Aggregator”), which holds the Company’s equity investments in Siegel Parent, LLC and American Soccer Company, Incorporated (SCORE). The Aggregator’s ownership of Siegel Parent, LLC is 1.1442%. Through the Company’s ownership of the Aggregator, the Company owns the respective units of each company listed above in the Schedule of Investments.

(16)	The indicated rate is the yield as of September 30, 2023.

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

As of September 30, 2023, the Company has entered into subscription agreements with investors for an aggregate capital commitment of $887,003 to purchase shares of the Company’s common stock. See Note 11 – Subsequent Events.

KA Credit Advisors, LLC (the “Advisor”) is an affiliate of Kayne Anderson Capital Advisors, L.P. (“Kayne Anderson”), a prominent alternative investment management firm. The Advisor and Kayne Anderson are registered with the United States Securities and Exchange Commission (the “SEC”) under the Investment Advisory Act of 1940, as amended. Subject to the overall supervision of the Company’s board of directors (the “Board”), the Advisor is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring investments, determining the value of its investments and monitoring its investments and portfolio companies on an ongoing basis. The Board consists of seven directors, four of whom are independent.

The Company’s investment objective is to generate current income and, to a lesser extent, capital appreciation primarily through debt investments in middle-market companies.

The Company conducts private offerings of its Common Stock to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). At the closing of any private offering, each investor will make a capital commitment (a “Capital Commitment”) to purchase shares of its common stock pursuant to a subscription agreement entered into with the Company. Investors will be required to fund drawdowns to purchase shares of common stock up to the amount of their respective Capital Commitments each time the Company delivers a notice to the investors. Following the initial closing of the private offering (the “Initial Closing”) on February 5, 2021 and prior to any Liquidity Event (as defined below), the Advisor may, in its sole discretion, permit additional closings of the private offering. A “Liquidity Event” is defined as (a) an initial public offering of shares of common stock (the “Initial Public Offering”) or the listing of shares of common stock on an exchange (together with the Initial Public Offering, an “Exchange Listing”), (b) the sale of the Company or (c) a disposition of the Company’s investments and distribution of the net proceeds (after repayment of borrowed funds or other forms of leverage) to the Company’s investors.

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

B. Consolidation—As provided under Regulation S-X and ASC Topic 946 – “Financial Services – Investment Companies”, the Company will generally not consolidate its investment in a company other than a wholly-owned investment company or controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the accounts of the Company’s wholly-owned subsidiaries, Kayne Anderson BDC Financing, LLC, (“KABDCF”); Kayne Anderson BDC Financing II, LLC (“KABDCF II”) and KABDC Corp, LLC in its consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation. KABDC Corp, LLC is a Delaware LLC that has elected to be treated as a corporation for U.S. tax purposes and was formed to facilitate compliance with the requirements to be treated as a RIC under the Code by holding (directly or indirectly through a subsidiary) equity or equity related investments in portfolio companies organized as limited liability companies or limited partnerships.

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

D. Cash and Cash Equivalents—cash and cash equivalents include short-term, liquid investments with an original maturity of three months or less and include money market fund accounts. Cash equivalents, which are the Company’s investments in money market fund accounts, are presented on the Company’s consolidated schedule of investments, and within investments on the Company’s consolidated statement of assets and liabilities.

E. Investment Valuation, Fair Value—the Company conducts the valuation of its investments consistent with GAAP and the 1940 Act. The Company’s investments will be valued no less frequently than quarterly, in accordance with the terms of Topic 820 of the Financial Accounting Standards Board’s Accounting Standards Codification, Fair Value Measurement and Disclosures (“ASC 820”).

Pursuant to Rule 2a-5 under the 1940 Act, the Board of Directors has designated the Advisor as the “valuation designee” to perform fair value determinations of the Company’s portfolio holdings, subject to oversight by and periodic reporting to the Board. The valuation designee performs fair valuation of the Company’s portfolio holdings in accordance with the Advisor’s Valuation Program, as approved by the Board.

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

F. Interest Income Recognition— Interest income is recorded on an accrual basis and includes the accretion of discounts, amortization of premiums and payment-in-kind (“PIK”) interest. Discounts from and premiums to par value on investments purchased are accreted/amortized into interest income over the life of the respective security using the effective yield method. To the extent loans contain PIK provisions, PIK interest, computed at the contractual rate specified in each applicable agreement, is accrued and recorded as interest income and added to the principal balance of the loan. PIK interest income added to the principal balance is generally collected upon repayment of the outstanding principal. The Company does not accrue PIK interest if, in the opinion of the Advisor, the portfolio company valuation indicates that the PIK interest is not likely to be collectible. If the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through PIK interest income. Previously capitalized PIK interest is not reversed when an investment is placed on non-accrual status. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends for the year the income was earned, even though the Company has not yet collected the cash. The amortized cost of investments represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest. For the nine months ended September 30, 2023, the Company had $1,310 of PIK interest included in interest income, which represents 1.1% of aggregate interest income. There was no PIK interest for the nine months ended September 30, 2022.

Loans are generally placed on non-accrual status when it has been determined that a significant impairment in the financial condition and ability of the borrower to repay principal and interest has occurred and is expected to continue such that it is probable the collectability of full amount of the loan (principal and interest) is doubtful. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. If cash payments are received subsequent to a loan being placed on non-accrual status, these payments will first be applied to previously accrued but uncollected interest, then to recover the principal. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Non-accrual loans are restored to accrual status when past due principal and interest are paid or there is no longer a reasonable doubt that such principal or interest will be collected in full and, in the Company’s judgment, principal and interest are likely to remain current. The Company may make exceptions to this policy if the loan has sufficient collateral value (i.e., typically measured as enterprise value of the portfolio company) or is in the process of collection. As of September 30, 2023, the Company had one investment on non-accrual status, which comprised 1.9% and 1.1%, respectively, of total debt investments at cost and fair value. As of December 31, 2022, the Company did not have any investments in portfolio companies on non-accrual status.

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

For the three months ended September 30, 2023 and 2022, the Company incurred base management fees of $2,905 and $1,908, respectively.

For the nine months ended September30, 2023 and 2022, the Company incurred base management fees of $8,438 and $4,732, respectively.

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

For the three months ended September 30, 2023, the Company incurred incentive fees on income of $2,371 and no incentive fees on capital gains.

For the three months ended September 30, 2022, the Company incurred incentive fees on income of $1,230 and no incentive fees on capital gains.

For the nine months ended September 30, 2023, the Company incurred incentive fees on income of $6,929 and no incentive fees on capital gains.

For the nine months ended September 30, 2022, the Company incurred incentive fees on income of $2,960 and no incentive fees on capital gains.

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

Note 4. Investments

The following table presents the composition of the Company’s investment portfolio at amortized cost and fair value as of September 30, 2023 and December 31, 2022.

	September 30, 2023		December 31, 2022
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
First-lien senior secured debt investments	$1,261,521	$1,269,539	$1,141,538	$1,157,971
Equity investments	6,855	8,064	6,250	7,148
Short-term investments	16,628	16,628	9,847	9,847
Total Investments	$1,285,004	$1,294,231	$1,157,635	$1,174,966

As of September 30, 2023 and December 31, 2022, $68,159 and $45,901, respectively, of the Company’s total assets were non-qualifying assets, as defined by Section 55(a) of the 1940 Act.

The Company uses Global Industry Classification Standards (GICS), Level 3 – Industry, for classifying the industry groupings of its portfolio companies.

The industry composition of long-term investments based on fair value as of September 30, 2023 and December 31, 2022 was as follows:

	September 30, 2023	December 31, 2022

Trading companies & distributors	13.8%	12.9%
Food products	10.9%	10.9%
Commercial services & supplies	10.5%	11.9%
Health care providers & services	8.5%	9.8%
Containers & packaging	4.8%	4.5%
Professional services	4.8%	5.5%
Aerospace & defense	4.3%	4.1%
IT services	4.1%	3.9%
Machinery	4.0%	2.2%
Textiles, apparel & luxury goods	3.6%	4.1%
Leisure products	3.5%	2.3%
Personal care products	3.1%	1.7%
Chemicals	2.9%	2.9%
Software	2.7%	3.0%
Diversified telecommunication services	2.5%	2.6%
Wireless telecommunication services	2.4%	2.5%
Insurance	2.3%	1.3%
Automobile components	2.2%	2.3%
Household durables	1.6%	1.8%
Building products	1.6%	3.4%
Health care equipment & supplies	1.6%	1.8%
Household products	1.4%	1.6%
Biotechnology	0.9%	1.0%
Specialty retail	0.7%	0.7%
Capital Markets	0.7%	-%
Pharmaceuticals	0.6%	0.6%
Electronic equipment, instruments & components	-%	0.3%
Asset management & custody banks	-%	0.4%
Total	100.0%	100.0%

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

The following tables present the fair value hierarchy of investments as of September 30, 2023 and December 31, 2022. Note that the valuation levels below are not necessarily an indication of the risk or liquidity associated with the underlying investment.

	Fair Value Hierarchy as of September 30, 2023
Investments:	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$-	$-	$1,269,539	$1,269,539
Equity investments	-	-	8,064	8,064
Short-term investments	16,628	-	-	16,628
Total Investments	$16,628	$-	$1,277,603	$1,294,231

	Fair Value Hierarchy as of December 31, 2022
Investments:	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$-	$-	$1,157,971	$1,157,971
Equity investments	-	-	7,148	7,148
Short-term investments	9,847	-	-	9,847
Total Investments	$9,847	$-	$1,165,119	$1,174,966

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and nine months ended September 30, 2023 and 2022.

	First-lien
	senior secured	Private
	debt investments	equity investments	Total
For the three months ended September 30, 2023
Fair value, beginning of period	$1,276,048	$7,903	$1,283,951
Purchases of investments, including PIK, if any	40,064	418	40,482
Proceeds from sales of investments and principal repayments	(41,776)	-	(41,776)
Net change in unrealized gain (loss)	(7,240)	(257)	(7,497)
Net realized gain (loss)	-	-	-
Net accretion of discount on investments	2,443	-	2,443
Transfers into (out of) Level 3	-	-	-
Fair value, end of period	$1,269,539	$8,064	$1,277,603

	First-lien
	senior secured	Private
	debt investments	equity investments	Total
For the three months ended September 30, 2022
Fair value, beginning of period	$716,581	$1,383	$717,964
Purchases of investments, including PIK, if any	284,098	3,250	287,348
Proceeds from sales of investments and principal repayments	(45,917)	-	(45,917)
Net change in unrealized gain (loss)	2,822	495	3,317
Net realized gain (loss)	47	-	47
Net accretion of discount on investments	1,275	-	1,275
Transfers into (out of) Level 3	-	-	-
Fair value, end of period	$958,906	$5,128	$964,034

	First-lien
	senior secured	Private
	debt investments	Equity investments	Total
For the nine months ended September 30, 2023
Fair value, beginning of period	$1,157,971	$7,148	$1,165,119
Purchases of investments, including PIK, if any	218,541	605	219,146
Proceeds from sales of investments and principal repayments	(105,319)	-	(105,319)
Net change in unrealized gain (loss)	(8,414)	311	(8,103)
Net realized gain (loss)	-	-	-
Net accretion of discount on investments	6,760	-	6,760
Transfers into (out of) Level 3	-	-	-
Fair value, end of period	$1,269,539	$8,064	$1,277,603

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

	First-lien
	senior secured	Private
	debt investments	Equity investments	Total
For the nine months ended September 30, 2022
Fair value, beginning of period	$578,195	$250	$578,445
Purchases of investments, including PIK, if any	464,549	4,250	468,799
Proceeds from sales of investments and principal repayments	(89,694)	-	(89,694)
Net change in unrealized gain (loss)	2,499	628	3,127
Net realized gain (loss)	70	-	70
Net accretion of discount on investments	3,287	-	3,287
Transfers into (out of) Level 3	-	-	-
Fair value, end of period	$958,906	$5,128	$964,034

For the three and nine months ended September 30, 2023 and 2022, the Company did not recognize any transfers to or from Level 3. The increase in unrealized gain (loss) relates to investments that were held during the period. The Company includes these unrealized gains and losses on the Statement of Operations – Net Change in Unrealized Gains (Losses).

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

Quantitative Table for Valuation Techniques

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of September 30, 2023 and December 31, 2022. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Advisor’s determination of fair value. The Company calculates weighted average, based on the value of the unobservable input of each investment relative to the fair value of the investment compared to the total fair value of all investments.

	As of September 30, 2023
		Valuation	Unobservable		Weighted
	Fair Value	Technique	Input	Range	Average
First-lien senior secured debt investments	$1,269,539	Discounted cash flow analysis	Discount rate	9.3% - 15.0%	11.1%

Equity investments	$1,652	Precedent Transaction Analysis	Original cost	1.0	1.0
	6,412	Comparable Multiples	EV / EBITDA	5.5 - 17.2	12.3
	$1,277,603

	As of December 31, 2022
		Valuation	Unobservable		Weighted
	Fair Value	Technique	Input	Range	Average
First-lien senior secured debt investments	$1,157,971	Discounted cash flow analysis	Discount rate	8.4% - 15.0%	10.1%

Equity investments	$1,988	Precedent Transaction Analysis	Original Cost	1.0	1.0
	5,160	Comparable Multiples	EV/ EBITDA	6.6 - 17.2	12.7
	$1,165,119

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

Note 6. Debt

Subscription Credit Agreement

As of September 30, 2023, the Company had a $125,000 credit agreement (the “Subscription Credit Agreement”) with certain lenders party thereto. The Subscription Credit Agreement permits the Company to elect the commitment amount each quarter to borrow up to $125,000, subject to availability under the borrowing base which is calculated based on the unused capital commitments of the investors meeting various eligibility requirements. The interest rate under the Subscription Credit Agreement is equal to the Secured Overnight Funding Rate (“SOFR”) plus 1.975% (subject to a 0.275% SOFR floor). The Company is also required to pay a commitment fee of 0.25% per annum on any unused portion of the Subscription Credit Agreement. The Company also pays an extension fee of 0.05% per quarter on the elected commitment amount on the first day of each calendar quarter. The Subscription Credit Agreement will expire on December 31, 2023.

For the nine months ended September 30, 2023 and 2022, the average amount of borrowings outstanding under the Subscription Credit Agreement were $49,220 and $53,333, respectively, with a weighted average interest rate of 6.93% and 3.02%, respectively. As of September 30, 2023, the Company had $25,000 outstanding under the Subscription Credit Agreement at a weighted average interest rate of 7.35%.

Corporate Credit Facility

As of September 30, 2023, the Company had a senior secured revolving credit facility (the “Corporate Credit Facility”), that has a total commitment of $400,000. The Company entered into the Corporate Credit Facility on February 18, 2022. The Corporate Credit Facility’s commitment termination date and the final maturity date are February 18, 2026 and February 18, 2027, respectively. The Corporate Credit Facility also provides for a feature that allows the Company, under certain circumstances, to increase the overall size of the Corporate Credit Facility to a maximum of $550,000. The interest rate on the Corporate Credit Facility is equal to Term SOFR (a forward-looking rate based on SOFR futures) plus an applicable spread of 2.35% per annum or an “alternate base rate” (as defined in the agreements governing the Corporate Credit Facility) plus an applicable spread of 1.25%. The Company is also required to pay a commitment fee of 0.375% per annum on any unused portion of the Corporate Credit Facility.

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

For the nine months ended September 30, 2023 and 2022, the average amount of borrowings outstanding under the Corporate Credit Facility was $265,344 and $101,617, respectively, with a weighted average interest rate of 7.24% and 3.61%, respectively. As of September 30, 2023, the Company had $192,000 outstanding under the Corporate Credit Facility at a weighted average interest rate of 7.67%.

Revolving Funding Facility

As of September 30, 2023, the Company had a senior secured revolving funding facility (the “Revolving Funding Facility”), that has a total commitment of $455,000. The Company and KABDCF entered into the Revolving Funding Facility on February 18, 2022, and on June 29, 2023, amended the facility and increased the commitment amount from $350,000 to $455,000. The interest rate and all other terms remained unchanged. The Revolving Funding Facility is secured by all of the assets held by KABDCF and the Company has agreed that it will not grant or allow a lien on the membership interest of KABDCF. The end of the reinvestment period and the stated maturity date for the Revolving Funding Facility are February 18, 2025 and February 18, 2027, respectively. The interest rate on the Revolving Funding Facility is equal to daily SOFR plus 2.75% per annum. KABDCF is also required to pay a commitment fee of between 0.50% and 1.50% per annum depending on the size of the unused portion of the Revolving Funding Facility. Amounts available to borrow under the Revolving Funding Facility are subject to a borrowing base that applies different advance rates to different types of assets held by KABDCF and is subject to limitations with respect to the loans securing the Revolving Funding Facility, including restrictions on, loan size, industry concentration, payment frequency and status, as well as restrictions on portfolio company leverage, all of which may also affect the borrowing base and therefore amounts available to borrow. The Company and KABDCF are also required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. These covenants are subject to important limitations and exceptions that are described in the agreements governing the Revolving Funding Facility.

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

For the nine months ended September 30, 2023 and 2022, the average amount of borrowings outstanding under the Revolving Funding Facility was $285,033 and $130,220, respectively, with a weighted average interest rate of 7.62% and 3.44%, respectively. As of September 30, 2023, the Company had $306,000 outstanding under the Revolving Funding Facility at a weighted average interest rate of 8.05%.

Loan and Security Agreement

On February 18, 2022, the Company and KABDCF established two new credit facilities (described above) and fully repaid the $150,000 outstanding balance on the Loan and Security Agreement (the “LSA”), which was entered into by KABDCF on February 5, 2021. Advances under the LSA had an interest rate of LIBOR plus 4.25% (subject to a 1.00% LIBOR floor).

For the nine months ended September 30, 2022, the average amount of borrowings outstanding under the LSA were $27,253 with a weighted average interest rate of 5.25%.

Senior Unsecured Notes

On June 29, 2023, the Company completed a private placement of $75,000 of senior unsecured notes (the “Notes”). Net proceeds from the offering was used to refinance existing debt and for general corporate purposes.

The table below sets forth a summary of the key terms of each series of Notes outstanding at September 30, 2023.

	Principal		Estimated
	Outstanding		Fair Value	Fixed
	September 30,	Unamortized	September 30,	Interest
Series	2023	Issuance Costs	2023	Rate	Maturity
A	$25,000	$295	$25,256	8.65%	6/30/2027
B	50,000	608	50,369	8.74%	6/30/2028
	$75,000	$903	$75,625

Holders of the Notes are entitled to receive cash interest payments semi-annually (on January 30 and July 30) at the fixed rate. As of September 30, 2023, the weighted average interest rate on the outstanding Notes was 8.71%.

As of September 30, 2023, the Notes were rated “BBB” by Kroll Bond Rating Agency (“KBRA”). The Company is required to maintain a current rating from one rating agency with respect to the Notes. In the event the Company does not maintain a current rating from a rating agency for a specified period of time or the credit rating on the Notes falls below “BBB-” (a “Below Investment Grade Event”), the interest rate per annum on the Notes will increase by 1.0% during the period the Notes are rated below “BBB-”. In the event the Company’s Secured Debt Ratio exceeds 60% (until June 29, 2024) or 55% (on or after June 29, 2024) (a “Secured Debt Ratio Event”), the interest rate per annum on the Notes will increase by 1.5% during the period the ratio is above stated percentage. If a Below Investment Grade Event and a Secured Debt Ratio Event is continuing at the same time the aggregate increase in interest rate per annum will not exceed 2.0%.

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

At September 30, 2023, the Company was in compliance with all covenants under the Notes agreements.

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

Debt obligations consisted of the following as of September 30, 2023 and December 31, 2022.

	September 30, 2023

	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Notes	$75,000	$75,000	$-	$74,097
Corporate Credit Facility	400,000	192,000	208,000	190,083
Revolving Funding Facility	455,000	306,000	20,324	303,568
Subscription Credit Agreement	125,000	25,000	100,000	24,963
Total debt	$1,055,000	$598,000	$328,324	$592,711

(1)	The amount available reflects any limitations related to the Credit Facility’s borrowing base as of September 30, 2023.

(2)	The carrying value of the Notes, Corporate Credit Facility, Revolving Funding Facility, and Subscription Credit Agreement are presented net of deferred financing costs totaling $5,289.

	December 31, 2022

	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Corporate Credit Facility	$400,000	$269,000	$131,000	$266,483
Revolving Funding Facility	350,000	200,000	21,793	197,173
Subscription Credit Agreement	125,000	108,000	17,000	107,935
Total debt	$875,000	$577,000	$169,793	$571,591

(1)	The amount available reflects any limitations related to the Credit Facility’s borrowing base as of December 31, 2022.

(2)	The carrying value of the Corporate Credit Facility, Revolving Funding Facility and Subscription Credit Agreement are presented net of deferred financing costs totaling $5,409.

For the three and nine months ended September 30, 2023 and 2022, the components of interest expense were as follows:

	For the three months ended
	September 30, 2023	September 30, 2022
Interest expense	$13,119	$4,976
Amortization of debt issuance costs	752	528
Total interest expense	$13,871	$5,504
Average interest rate	8.9%	5.3%
Average borrowings	$617,598	$410,146

	For the nine months ended
	September 30, 2023	September 30, 2022
Interest expense	$36,460	$9,792
Amortization of debt issuance costs	1,936	1,533
Total interest expense	$38,396	$11,325
Average interest rate	8.2%	4.8%
Average borrowings	$625,421	$312,423

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

Note 7. Share Transactions

Common Stock Issuances

The following table summarizes the number of common stock shares issued and aggregate proceeds received from such issuances related to the Company’s capital call notices pursuant to subscription agreements with investors for the nine months ended September 30, 2023 and 2022.

For the nine months ended September 30, 2023
	Offering		Aggregate
	price per	Common stock	offering
Common stock issue date	share	shares issued	amount
April 4, 2023	$16.61	3,010,942	$50,000
August 8, 2023	$16.82	2,411,582	40,575
Total common stock issued		5,422,524	$90,575

For the nine months ended September 30, 2022
	Offering		Aggregate
	price per	Common stock	offering
Common stock issue date	share	shares issued	amount
January 24, 2022	$16.36	4,191,292	$68,582
July 22, 2022	$16.30	7,666,830	125,000
Total common stock issued		11,858,122	$193,582

As of September 30, 2023, the Company had subscription agreements with investors for an aggregate capital commitment of $887,003 to purchase shares of common stock. Of this amount, the Company had $228,709 of undrawn commitments as of September 30, 2023. See Note 11 – Subsequent Events.

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

Dividends and Dividend Reinvestment

The following table summarizes the dividends declared and payable by the Company for the nine months ended September 30, 2023 and 2022. See Note 11 – Subsequent Events.

For the nine months ended September 30, 2023
	Dividend	Dividend	Dividend
	record	payment	per
Dividend declaration date	date	date	share

March 7, 2023	March 31, 2023	April 14, 2023	$0.47
May 10, 2023	June 30, 2023	July 14, 2023	0.53
August 10, 2023	September 29, 2023	October 13, 2023	0.53
Total dividends declared			$1.53

For the nine months ended September 30, 2022
	Dividend	Dividend	Dividend
	record	payment	per
Dividend declaration date	date	date	share
April 19, 2022	April 20, 2022	April 26, 2022	$0.26
July 19, 2022	July 20, 2022	July 27, 2022	0.30
Total dividends declared			$0.56

The following tables summarize the amounts received and shares of common stock issued to shareholders pursuant to the Company’s dividend reinvestment plan (“DRIP”) for the nine months ended September 30, 2023 and 2022. See Note 11 – Subsequent Events.

	Dividend	DRIP
	payment	shares	DRIP
Dividend record date	date	issued	value
December 29, 2022	January 13, 2023	57,860	$955
March 31, 2023	April 14, 2023	65,733	1,089
June 30, 2023	July 14, 2023	81,527	1,352
		205,120	$3,396

	Dividend	DRIP
	payment	shares	DRIP
Dividend record date	date	issued	value
December 29, 2021	January 18, 2022	55,590	$902
April 20, 2022	April 26, 2022	75,270	1,222
July 20, 2022	July 27, 2022	88,081	1,431
		218,941	$3,555

For the dividend declared on August 10, 2023 and paid on October 13, 2023, there were 96,731 shares issued with a DRIP value of $1,586. These shares are excluded from the table above, as the DRIP shares were issued after September 30, 2023.

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

Note 8. Commitments and Contingencies

The Company had an aggregate of $109,130 and $149,338, respectively, of unfunded commitments to provide debt financing to its portfolio companies as of September 30, 2023 and December 31, 2022. Such commitments are generally subject to the satisfaction of certain financial and nonfinancial covenants and certain operational metrics. The commitment period for these amounts may be shorter than the maturity date if drawn or funded. These commitments are not reflected in the Company’s consolidated statement of assets and liabilities. Consequently, such commitments result in an element of credit risk in excess of the amount recognized in the Company’s consolidated statement of assets and liabilities.

A summary of the composition of the unfunded commitments as of September 30, 2023 and December 31, 2022 is shown in the table below.

	As of	As of
	September 30, 2023	December 31, 2022
Alcami Corporation (Alcami)	$2,543	$2,543
Allcat Claims Service, LLC	5,370	20,106
Allentown, LLC	459	2,040
American Equipment Holdings LLC	1,449	2,956
American Soccer Company, Incorporated (SCORE)	2,720	2,838
Arborworks Acquisition LLC	-	1,563
Atria Wealth Solutions, Inc.	-	2,996
Basel U.S. Acquisition Co., Inc. (IAC)	1,622	1,622
BCI Burke Holding Corp.	4,659	4,659
BLP Buyer, Inc. (Bishop Lifting Products)	387	1,047
BR PJK Produce, LLC (Keany)	1,429	1,429
Brightview, LLC	2,672	2,904
Centerline Communications, LLC	-	1,800
CGI Automated Manufacturing, LLC	1,630	2,717
City Line Distributors, LLC	5,238	-
Curio Brands, LLC	1,776	2,722
DISA Holdings Corp. (DISA)	7,194	7,769
DRS Holdings III, Inc. (Dr. Scholl’s)	310	310
Eastern Wholesale Fence	1,332	425
EIS Legacy, LLC	3,846	6,539
Fastener Distribution Holdings, LLC	-	6,810
FCA, LLC (FCA Packaging)	2,670	2,670
Foundation Consumer Brands	577	577
Fralock Buyer LLC	399	749
Gulf Pacific Holdings, LLC	12,850	13,066
Gusmer Enterprises, Inc.	3,676	3,676
Home Brands Group Holdings, Inc. (ReBath)	2,099	2,099
I.D. Images Acquisition, LLC	2,020	1,424
IF&P Foods, LLC (FreshEdge)	1,639	6,114
Improving Acquisition LLC	1,672	2,028
Krayden Holdings, Inc.	5,437	-
Light Wave Dental Management LLC	1,429	6,774
LSL Industries, LLC (LSL Healthcare)	15,224	15,224
MacNeill Pride Group	3,877	2,978
Pavion Corp., f/k/a Corbett Technology Solutions, Inc.	109	1,334
PMFC Holding, LLC	137	342
Regiment Security Partners LLC	104	3,207
SGA Dental Partners Holdings, LLC	1,379	1,724
Siegel Egg Co., LLC	537	1,207
Techniks Holdings, LLC / Eppinger Holdings Germany GMBH	1,700	-
Trademark Global LLC	858	240
United Safety & Survivability Corporation (USSC)	1,675	2,942
Universal Marine Medical Supply International, LLC (Unimed)	-	2,035
USALCO, LLC	1,399	1,462
Vehicle Accessories, Inc.	1,671	1,671
Worldwide Produce Acquisition, LLC	1,356	-
Total unfunded commitments	$109,130	$149,338

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2023 and December 31, 2022, management was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

Note 9. Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of September 30, 2023 and 2022, there were no dilutive shares.

The following table sets forth the computation of basic and diluted earnings per share of common stock for the three and nine months ended September 30, 2023 and 2022.

	For the three months ended		For the nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Net increase (decrease) in net assets resulting from operations	$13,872	$14,598	$54,281	$27,789
Weighted average shares of common stock outstanding - basic and diluted	40,499,327	29,530,036	38,461,385	25,177,005
Earnings (loss) per share of common stock - basic and diluted	$0.34	$0.49	$1.41	$1.10

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

Note 10. Financial Highlights

The following per share of common stock data has been derived from information provided in the unaudited financial statements. The following is a schedule of financial highlights for the nine months ended September 30, 2023 and 2022.

	For the nine months ended September 30,
Per Common Share Operating Performance(1)	2023 (amounts in thousands, except share and per share amounts)	2022 (amounts in thousands, except share and per share amounts)
Net Asset Value, Beginning of Period	$16.50	$16.22

Results of Operations:
Net Investment Income	1.62	0.98
Net Realized and Unrealized Gain (Loss) on Investments(2)	(0.19)	0.09
Net Increase (Decrease) in Net Assets Resulting from Operations	1.43	1.07

Distributions to Common Stockholders
Distributions	(1.53)	(0.56)
Net Decrease in Net Assets Resulting from Distributions	(1.53)	(0.56)

Net Asset Value, End of Period	$16.40	$16.73

Shares Outstanding, End of Period	41,506,935	31,304,965

Ratio/Supplemental Data
Net assets, end of period	$680,726	$523,727
Weighted-average shares outstanding	38,461,385	25,177,005
Total Return(3)	8.9%	6.7%
Portfolio turnover	8.5%	12.5%
Ratio of operating expenses to average net assets	11.9%	6.9%
Ratio of net investment income (loss) to average net assets	13.3%	8.2%

(1)	The per common share data was derived by using weighted average shares outstanding.

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

For the nine months ended September 30, 2023 and 2022, such share transactions include the effect of share issuances of $0.00 and $0.03 per share, respectively. During the period, shares were issued at prices that reflect the aggregate amount of the Company’s initial organizational and offering expenses. As a result, investors subscribing after the initial capital call are allocated organizational expenses consistently with all stockholders.

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

On October 13, 2023, the Company paid a distribution of $0.53 per share to each common stockholder of record as of September 29, 2023. The total distribution was $21,999 and $1,586 was reinvested into the Company through the purchase of 96,731 shares of common stock.

On October 16, 2023, the Company completed a capital close totaling $101,175. Following this capital close, the Company has subscription agreements with investors for an aggregate capital commitment of $988,178 to purchase shares of common stock ($329,884 is undrawn).

On November 9, 2023, the Board elected Frank P. Karl as Senior Vice President.

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

Overview and Investment Framework

Kayne Anderson BDC, Inc. was formed as a Delaware corporation to make investments in middle-market companies and commenced operations on February 5, 2021. We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a BDC under the 1940 Act, as amended. In addition, for U.S. federal income tax purposes, we intend to qualify, annually, as a RIC under Subchapter M of the Code.

We are managed by KA Credit Advisors, LLC (the “Advisor”), an affiliate of Kayne Anderson Capital Advisors, L.P. (“Kayne Anderson”), a prominent alternative investment management firm. The Advisor and Kayne Anderson are registered with the United States Securities and Exchange Commission (the “SEC”) under the Investment Advisory Act of 1940, as amended. Subject to the overall supervision of the Company’s board of directors (the “Board”), our Advisor is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring investments, determining the value of our investments and monitoring our investments and portfolio companies on an ongoing basis. The Board consists of seven directors, four of whom are independent.

Our investment objective is to generate current income and, to a lesser extent, capital appreciation primarily through debt investments in middle-market companies. We define “middle-market companies” as private U.S. middle-market companies that, in general, generate between $10 million and $150 million of annual earnings before interest, taxes, depreciation and amortization, or EBITDA. Further, we refer to companies that generate between $10 million and $50 million of annual EBITDA as “core middle-market companies” and companies that generate between $50 million and $150 million of annual EBITDA as “upper middle-market companies.”

We intend to achieve our investment objective by investing primarily in first lien senior secured loans, with a secondary focus on unitranche and split-lien loans to privately held middle market companies. We expect at least 90% of our portfolio (including investments purchased with proceeds from borrowings) to be invested in first lien senior secured, unitranche and split-lien loans. The remaining 10% of our portfolio may be invested in equity securities (including those purchased in conjunction with other credit investments) and other opportunistic credit investments, including junior debt and other higher yielding investments. Most of these investments (i) will be made in core middle market companies, with the remainder in upper middle market companies and (ii) will generally have stated maturities of no more than six years.

We execute on our investment objective by (1) accessing the established loan sourcing channels developed by Kayne Anderson’s middle market private credit platform and investment and management team (“KAPC” or “Kayne Anderson Private Credit”), which includes an extensive network of private equity firms, other middle market lenders, financial advisors and intermediaries, and management teams, (2) selecting investments within our middle market company focus, (3) implementing KAPC’s time-tested underwriting process, and (4) drawing upon the experience and resources of our Advisor’s investment team and the broader Kayne Anderson network.

We believe our Advisor’s disciplined approach to origination, credit analysis, portfolio construction and risk management should allow us to achieve attractive risk-adjusted returns while preserving investor capital. At a high-level, our Advisor adheres to a strategy it refers to as a “value lending philosophy”, which is comprised of several distinct areas of focus. This philosophy includes an explicit focus on underwriting investments in “evolutionary” not “revolutionary” markets. We tend to avoid high-growth markets as that growth profile attracts substantial capital formation and, in turn, new competition, leading to the potential for longer-term uncertainty and industry upheaval. As such, we tend to invest in markets where the winners and losers have been more-or-less decided and where we can underwrite sustainable, predictable and leverageable cashflows for the long term.

Our portfolio is currently comprised of a broad mix of loans, with diversity among investment size, industry focus and geography. Our Advisor’s team of professionals conducts due diligence on prospective investments during the underwriting process and is involved in structuring the credit terms of substantially all of our investments. Once an investment has been made, our Advisor closely monitors portfolio investments and takes a proactive approach identifying and addressing sector or company specific risks. Our Advisor maintains a regular dialogue with portfolio company management teams (as well as their financial sponsors, where applicable), reviews detailed operating and financial results on a regular basis (typically monthly or quarterly) and monitors current and projected liquidity needs, in addition to other portfolio management activities.

Recent Developments

On October 13, 2023, we paid a distribution of $0.53 per share to each common stockholder of record as of September 29, 2023. The total distribution was $22.0 million and $1.6 million was reinvested into the Company through the purchase of 96,731 shares of common stock.

On October 16, 2023, we completed a capital close totaling $101.2 million. Following this capital close, we have subscription agreements with investors for an aggregate capital commitment of $988.2 million to purchase shares of common stock ($329.9 million is undrawn).

On November 9, 2023, the Board elected Frank P. Karl as Senior Vice President.

Portfolio and Investment Activity

September 30, 2023

As of September 30, 2023, we had investments in 72 portfolio companies with an aggregate fair value of approximately $1,278 million, and unfunded commitments to these portfolio companies of $109 million, and our portfolio consisted of 97.7% first lien senior secured loans, 1.7% junior debt and 0.6% equity investments.

As of September 30, 2023, our weighted average yield of debt and income producing securities at fair value and amortized cost was 12.4% and 12.5%, respectively, and 100% of our debt investments at fair value were at floating rates. We do not include investments on non-accrual status and non-incoming producing as of September 30, 2023 in this calculation.

As of September 30, 2023, our portfolio was invested across 28 different industries (Global Industry Classification “GICS”, Level 3 – Industry). The largest industries in our portfolio as of September 30, 2023 were Trading Companies & Distributors; Food Products and Commercial Services & Supplies, which represented, as a percentage of our portfolio of long-term investments, 13.8%, 10.9% and 10.5%, respectively, based on fair value.

As of September 30, 2023, our average position sized based on commitment (at the portfolio company level) was $19.5 million, and the weighted average and median last twelve months (“LTM”) EBITDA of our portfolio companies was $55.8 million and $43.4 million, respectively, based on fair value.

As of September 30, 2023, the weighted average loan-to-value (“LTV”) of our debt investments at the time of our initial investment was 44.5%, based on fair value. LTV represents the total par value of our debt investment relative to our estimate of the enterprise value of the underlying borrower. Given the senior secured status of nearly all of our investments, the difference between 100% and the LTV of our investment represents the percentage that our estimate of the enterprise value of the underlying borrower would need to degrade prior to a loss on our position.

As of September 30, 2023, we had one investment on non-accrual status, which comprised 1.9% and 1.1%, respectively, of total debt investments at cost and fair value.

As of September 30, 2023, 100% of our debt investments included financial maintenance covenants.

September 30, 2022

As of September 30, 2022, we had investments in 59 portfolio companies with an aggregate fair value of approximately $964 million, and unfunded commitments to these portfolio companies of $125 million, and our portfolio consisted of 96.9% first lien senior secured loans, 2.6% junior debt and 0.5% equity investments.

As of September 30, 2022, our weighted average yield of debt and income producing securities at fair value and amortized cost was 9.8% and 9.9%, respectively, and 100% of our debt investments at fair value were at floating rates.

As of September 30, 2022, our portfolio was invested across 25 different industries (GICS, Level 3 – Industry). The largest industries in our portfolio as of September 30, 2022 were Commercial Services & Supplies; Trading Companies & Distributors; Health Care Providers & Services and Food Products, which represented, as a percentage of our portfolio of long-term investments, 13.7%, 12.8%, 10.9% and 10.3%, respectively, based on fair value.

As of September 30, 2022, our average position sized based on commitment (at the portfolio company level) was $18.5 million, and the weighted average and median last twelve months (“LTM”) EBITDA of our portfolio companies was $48.5 million and $37.1 million, respectively, based on fair value.

As of September 30, 2022, the weighted average loan-to-value (“LTV”) of our debt investments at the time of our initial investment was 46.1%, based on fair value. LTV represents the total par value of our debt investment relative to our estimate of the enterprise value of the underlying borrower. Given the senior secured status of nearly all of our investments, the difference between 100% and the LTV of our investment represents the percentage that our estimate of the enterprise value of the underlying borrower would need to degrade prior to a loss on our position.

As of September 30, 2022, none of our debt investments in portfolio companies were on non-accrual.

As of September 30, 2022, 100% of our debt investments included financial maintenance covenants.

Our investment activity for the three months ended September 30, 2023 and 2022 is presented below (information presented herein is at par value unless otherwise indicated).

	For the three months ended September 30,
	2023 ($ in millions)	2022 ($ in millions)

New investments:
Gross new investments commitments	$29.8	$331.8
Less: investment commitments sold down, exited or repaid(1)	(36.8)	(49.5)
Net investment commitments	(7.0)	282.3

Principal amount of investments funded:
Private credit investments	$41.4	$292.6
Liquid credit investments	-	-
Preferred equity investments(2)	-	-
Common equity investments(2)	0.4	3.3
Total principal amount of investments funded	41.8	295.9

Principal amount of investments sold / repaid:
Private credit investments	(41.8)	(47.3)
Liquid credit investments	-	-
Total principal amount of investments sold or repaid	(41.8)	(47.3)

Number of new investment commitments	4	20
Average new investment commitment amount	$7.4	$16.6
Weighted average maturity for new investment commitments(3)	3.7 years	4.3 years
Percentage of new debt investment commitments at floating rates	100.0%	100.0%
Percentage of new debt investment commitments at fixed rates	0.0%	0.0%
Weighted average interest rate of new investment commitments(4)	11.3%	9.7%
Weighted average spread over SOFR of new floating rate investment commitments	5.8%	6.6%
Weighted average interest rate on investment sold or paid down(5)	12.3%	9.6%

(1)	Does not include repayments on revolving loans, which may be redrawn.

(2)	As of September 30, 2023, preferred equity investments and common equity investments were reported as equity investments.

(3)	For undrawn delayed draw term loans, the maturity date used is that of the associated term loan.

(4)	Based on the rate in effect at September 30, 2023 per our Consolidated Schedule of Investments for new commitments entered into during the quarter.

(5)	Based on the underlying rate if still held at September 30, 2023. For those investments sold or paid down in full during the year, based on the rate in effect at the time of sale or paid down.

We use Global Industry Classification Standards (GICS), Level 3 – Industry, for classifying the industry groupings of our portfolio companies.

The table below describes long-term investments by industry composition based on fair value as of September 30, 2023 and December 31, 2022.

	September 30, 2023	December 31, 2022

Trading companies & distributors	13.8%	12.9%
Food products	10.9%	10.9%
Commercial services & supplies	10.5%	11.9%
Health care providers & services	8.5%	9.8%
Containers & packaging	4.8%	4.5%
Professional services	4.8%	5.5%
Aerospace & defense	4.3%	4.1%
IT services	4.1%	3.9%
Machinery	4.0%	2.2%
Textiles, apparel & luxury goods	3.6%	4.1%
Leisure products	3.5%	2.3%
Personal care products	3.1%	1.7%
Chemicals	2.9%	2.9%
Software	2.7%	3.0%
Diversified telecommunication services	2.5%	2.6%
Wireless telecommunication services	2.4%	2.5%
Insurance	2.3%	1.3%
Automobile components	2.2%	2.3%
Household durables	1.6%	1.8%
Building products	1.6%	3.4%
Health care equipment & supplies	1.6%	1.8%
Household products	1.4%	1.6%
Biotechnology	0.9%	1.0%
Specialty retail	0.7%	0.7%
Pharmaceuticals	0.6%	0.6%
Capital Markets	0.7%	-%
Electronic equipment, instruments & components	-%	0.3%
Asset management & custody banks	-%	0.4%
Total	100.0%	100.0%

Results of Operations

For the three and nine months ended September 30, 2023 and 2022, our total investment income was derived from our portfolio of investments. As of September 30, 2023, we had one investment on non-accrual status and non-income producing. As of September 30, 2022, there were no loans on non-accrual status.

The following table represents the operating results for the three and nine months ended September 30, 2023 and 2022.

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
	($ in millions)	($ in millions)	($ in millions)	($ in millions)
Total investment income	$41.2	$20.5	$118.3	$45.4
Less: Net expenses	(19.8)	(9.2)	(55.9)	(20.8)
Net investment income	21.4	11.3	62.4	24.6
Net realized gains (losses) on investments	-	0.0	-	0.1
Net change in unrealized gains (losses) on investments	(7.5)	3.3	(8.1)	3.1
Net increase (decrease) in net assets resulting from operations	$13.9	$14.6	$54.3	$27.8

Investment Income

Investment income for the three and nine months ended September 30, 2023 totaled $41.2 million and $118.3 million, respectively, and consisted primarily of interest income on our debt investments. Investment income for the three and nine months ended September 30, 2022 totaled $20.5 million and $45.4 million, respectively, and consisted primarily of interest income on our debt investments. For the three and nine months ended September 30, 2023, we had $0.3 million and $1.3 million of PIK interest included in interest income. There was no PIK interest for the three and nine months ended September 30, 2022.

Expenses

Operating expenses for the three and nine months ended September 30, 2023 and 2022 were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
	($ in millions)	($ in millions)	($ in millions)	($ in millions)
Interest and debt financing expenses	$13.9	$5.5	$38.4	$11.3
Management fees	2.9	1.9	8.4	4.7
Incentive fees	2.4	1.2	6.9	3.0
Directors fees	0.1	0.1	0.5	0.3
Other operating expenses	0.5	0.5	1.7	1.5
Total expenses	$19.8	$9.2	$55.9	$20.8

Net Unrealized Gains (Losses) on Investments

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the three and nine months ended September 30, 2023 and 2022, net unrealized gains (losses) on our investment portfolio were comprised of the following.

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
	($ in millions)	($ in millions)	($ in millions)	($ in millions)
Unrealized gains on investments	$3.7	$7.3	$7.3	$9.4
Unrealized (losses) on investments	(11.2)	(4.0)	(15.4)	(6.3)
Net change in unrealized gains (losses) on investments	$(7.5)	$3.3	$(8.1)	$3.1

For these three-month periods ended September 30, 2023 and 2022, the top five largest contributors to the change in unrealized gains and change in unrealized losses on investments are presented in the following tables.

For the three months ended
September 30, 2023
($ in millions)
Portfolio Company
Genuine Cable Group, LLC	$0.7
4 Over International, LLC	0.4
Innopak Industries, Inc.	0.4
City Line Distributors, LLC	0.4
BR PJK Produce, LLC (Keany)	0.3
Other portfolio companies unrealized gains	1.5
Other portfolio companies unrealized (losses)	(1.6)
Techniks Holdings, LLC / Eppinger Holdings Germany GMBH	(0.3)
Centerline Communications, LLC	(0.3)
IF&P Foods, LLC (FreshEdge)	(0.4)
Sundance Holdings Group, LLC	(0.4)
Arborworks Acquisition LLC	(8.2)
Total Unrealized Appreciation (Depreciation), net	$(7.5)

For the three months ended
September 30, 2022
($ in millions)
Portfolio Company
Genuine Cable Group, LLC	$1.0
BC CS 2, L.P. (Cuisine Solutions)	1.0
AIDC Intermediate Co 2, LLC (Peak Technologies)	0.8
American Soccer Company, Incorporated (SCORE)	0.8
Gulf Pacific Holdings, LLC	0.6
Other portfolio companies unrealized gains	3.1
Other portfolio companies unrealized (losses)	(2.0)
DRS Holdings III, Inc. (Dr. Scholl’s)	(0.2)
Corbett Technology Solutions, Inc.	(0.3)
Curio Brands, LLC	(0.4)
Trademark Global LLC	(0.5)
Arborworks Acquisition LLC	(0.6)
Total Unrealized Appreciation (Depreciation), net	$3.3

For these nine-month periods ended September 30, 2023 and 2022, the top five largest contributors to the change in unrealized gains and change in unrealized losses on investments are presented in the following tables.

For the nine months ended
September 30, 2023
($ in millions)
Portfolio Company
BLP Buyer, Inc. (Bishop Lifting Products)	$0.7
Silk Holdings III Corp. (Suave)	0.6
Engineered Fastener Company, LLC (EFC International)	0.5
Light Wave Dental Management LLC	0.5
Krayden Holdings, Inc.	0.4
Other portfolio companies unrealized gains	4.6
Other portfolio companies unrealized (losses)	(3.9)
LSL Industries, LLC (LSL Healthcare)	(0.5)
IF&P Foods, LLC (FreshEdge)	(0.6)
Centerline Communications, LLC	(0.7)
Siegel Egg Co., LLC	(1.4)
Arborworks Acquisition LLC	(8.3)
Total Unrealized Appreciation (Depreciation), net	$(8.1)

For the nine months ended
September 30, 2022
($ in millions)
Portfolio Company
AIDC Intermediate Co 2, LLC (Peak Technologies)	$1.1
Genuine Cable Group, LLC	1.0
BC CS 2, L.P. (Cuisine Solutions)	1.0
CGI Automated Manufacturing, LLC	0.8
American Soccer Company, Incorporated (SCORE)	0.8
Other portfolio companies unrealized gains	4.7
Other portfolio companies unrealized (losses)	(2.6)
Corbett Technology Solutions, Inc.	(0.3)
PH Beauty Holdings III, Inc.	(0.4)
Curio Brands, LLC	(0.5)
Trademark Global LLC	(1.0)
Arborworks Acquisition LLC	(1.5)
Total Unrealized Appreciation (Depreciation), net	$3.1

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are generated primarily from the net proceeds of any offering of our shares of common stock, proceeds from borrowing on our credit facilities, proceeds from the issuance of notes and from cash flows from interest and fees earned from our investments and principal repayments and proceeds from sales of our investments. Our primary use of cash will be investments in portfolio companies, payments of our expenses, repayments of borrowed amounts and payment of cash distributions to our stockholders.

We finance our investments with borrowed money. In accordance with the 1940 Act, we are required to meet a coverage ratio of total assets (less total liabilities other than indebtedness) to total borrowings and other senior securities (and any preferred stock that we may issue in the future) of at least 150%. If this ratio declines below 150%, we cannot incur additional leverage and could be required to sell a portion of our investments to repay some leverage when it is disadvantageous to do so. As of September 30, 2023 and December 31, 2022, our asset coverage ratios were 214% and 203%. We currently intend to target asset coverage of 200% to 180% (which equates to a debt-to-equity ratio of 1.0x to 1.25x) but may alter this target based on market conditions.

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

As of September 30, 2023, we had $75 million Notes outstanding, $523 million borrowed under our credit facilities and cash and cash equivalents of $29.0 million (including short-term investments). As of November 9, 2023, we had $75 million Notes outstanding, $531 million borrowed under our credit facilities and cash and cash equivalents of $17.1 million (including short-term investments).

Capital Contributions

During the nine months ended September 30, 2023 and 2022, we issued 5,422,524 and 11,858,122 shares of our common stock related to capital called at an aggregate purchase price of $90.6 million and $193.6 million, respectively. As of November 9, 2023, we had aggregate capital commitments of $988.2 million, and we had undrawn capital commitments of $329.9 million from investors ($658.3 million or 66.6% funded).

Senior Unsecured Notes

As of September 30, 2023, we have $75 million of senior unsecured notes outstanding, with $25 million of 8.65% Series A Notes due June 2027 and $50 million of 8.74% Series B Notes due June 2028.

Credit Facilities

Corporate Credit Facility: As of September 30, 2023, we are party to a senior secured revolving credit facility (the “Corporate Credit Facility”), that has a total commitment of $400 million. The facility’s commitment termination date and the final maturity date are February 18, 2026 and February 18, 2027, respectively. The Corporate Credit Facility also provides for a feature that allows us, under certain circumstances, to increase the overall size of the Corporate Credit Facility to a maximum of $550 million. The interest rate on the Corporate Credit Facility is equal to Term SOFR (a forward-looking rate based on SOFR futures) plus an applicable spread of 2.35% per annum or an “alternate base rate” (as defined in the agreements governing the Corporate Credit Facility) plus an applicable spread of 1.25%. We are also required to pay a commitment fee of 0.375% per annum on any unused portion of the Corporate Credit Facility.

Revolving Funding Facility: As of September 30, 2023, we and our wholly owned, special purpose financing subsidiary, Kayne Anderson BDC Financing, LLC (“KABDCF”), are party to a senior secured revolving funding facility (the “Revolving Funding Facility”), that has a total commitment of $455 million. The Revolving Funding Facility is secured by all of the assets held by, and the membership interest in, KABDCF. The end of the reinvestment period and the stated maturity date for the Revolving Funding Facility are February 18, 2025 and February 18, 2027, respectively. The interest rate on the Revolving Funding Facility is equal to daily SOFR plus 2.75% per annum. KABDCF is also required to pay a commitment fee of between 0.50% and 1.50% per annum depending on the size of the unused portion of the Revolving Funding Facility.

Subscription Credit Agreement: As of September 30, 2023, we are party to a senior secured revolving credit agreement that includes a capital call facility (the “Subscription Credit Agreement”). The Subscription Credit Agreement permits us to elect the commitment amount each quarter to borrow up to $125 million, subject to availability under the borrowing base which is calculated based on the unused capital commitments of the investors meeting various eligibility requirements. The Subscription Credit Agreement has a maximum commitment of $125 million and the interest rate under the facility is equal to Term SOFR plus 1.975% (subject to a 0.275% floor). We are also required to pay a commitment fee of 0.25% per annum on the unused portion of the Subscription Credit Agreement. We also pay an extension fee of 0.05% per quarter on the elected commitment amount on the first day of each calendar quarter. The Subscription Credit Agreement will expire on December 31, 2023.

Contractual Obligations

A summary of our significant contractual principal payment obligations related to the repayment of our outstanding indebtedness at September 30, 2023 is as follows:

	Payments Due by Period ($ in millions)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Senior Unsecured Notes	$75.0	$-	$-	$75.0	$-
Corporate Credit Facility	192.0	-	-	192.0	-
Revolving Funding Facility	306.0	-	-	306.0	-
Subscription Credit Agreement	25.0	25.0	-	-	-
Total contractual obligations	$598.0	$25.0	$-	$573.0	$-

Off-Balance Sheet Arrangements

As of September 30, 2023 and December 31, 2022, we had an aggregate $109.1 million and $149.3 million, respectively, of unfunded commitments to provide debt financing to our portfolio companies. Such commitments are generally subject to the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in our financial statements. Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not have any other off-balance sheet financings or liabilities.

Critical Accounting Estimates

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies, including those relating to the valuation of our investment portfolio, are described below. The critical accounting policies should be read in conjunction with our risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and in this Quarterly Report. See Note 2 to our consolidated financial statements for the nine months ended September 30, 2023, for more information on our critical accounting policies.

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

Assuming that the consolidated statement of assets and liabilities as of September 30, 2023 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact ($ in millions) of hypothetical base rate changes in interest rate (considering interest rate floors for floating rate instruments). We do not include our investments on non-accrual status and non-incoming producing as of September 30, 2023 in this calculation.

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 200 basis points	$(25.2)	$(10.5)	$(14.7)
Down 100 basis points	$(12.6)	$(5.2)	$(7.4)
Up 100 basis points	$12.6	$5.2	$7.4
Up 200 basis points	$25.2	$10.5	$14.7

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2023 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic United States Securities and Exchange Commission (the “SEC”) filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As set forth in the table below (dollars in thousands, except per share and share amounts), during the nine months ended September 30, 2023, we issued and sold 5,422,524 shares of common stock at an aggregate offering amount of approximately $90.6 million. The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof and previously reported by us on our current reports on Form 8-K. The Company relied, in part, upon representations from the investors in the subscription agreements that each investor was an accredited investor as defined in Regulation D under the Securities Act. We did not engage in general solicitation or advertising, and did not offer securities to the public in connection with such issuances and sales.

	Offering		Aggregate
	price per	Common stock	offering
Common stock issue date	share	shares issued	amount
April 4, 2023	$16.61	3,010,942	$50,000
August 8, 2023	$16.82	2,411,582	40,575
		5,422,524	$90,575

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

Kayne Anderson BDC, Inc.

Date: November 14, 2023
/s/ Douglas L. Goodwillie
	Name:	Douglas L. Goodwillie
	Title:	Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: November 14, 2023
/s/ Kenneth B. Leonard
	Name:	Kenneth B. Leonard
	Title:	Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: November 14, 2023
/s/ Terry A. Hart
	Name:	Terry A. Hart
	Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)