Form 10-K
period 2023-12-31
Kayne Anderson BDC, Inc.
filed 2024-02-29
CIK 1747172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 814-01363

Kayne Anderson BDC, Inc.

(Exact name of registrant as specified in its charter)

Delaware	83-0531326
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

717 Texas Avenue, Suite 2200, Houston, TX	77002
(Address of Principal Executive Offices)	(Zip Code)

(713) 493-2020

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of February 22, 2024, the registrant had 48,789,228 shares of common stock, $0.001 par value per share, issued and outstanding and there was no public market for the registrant’s shares.

Documents Incorporated by Reference

Kayne Anderson BDC, Inc. will file with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year ended December 31, 2023, a definitive proxy statement containing the information required to be disclosed under Part III of Form 10-K.

i

PART I

The following discussion and analysis should be read in conjunction with our financial statements and related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K. Except as otherwise specified, references to “we,” “us,” “our,” or the “Company” refer to Kayne Anderson BDC, Inc., a Delaware corporation. We refer to KA Credit Advisors, LLC, our investment adviser, as our “Advisor.” The Advisor also serves as our administrator (the “Administrator”). We refer generally to Kayne Anderson Capital Advisors, L.P., an affiliate of the Advisor, as “Kayne Anderson.”

Forward Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that involve substantial known and unknown risks, uncertainties and other factors. Undue reliance should not be placed on such statements. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about the company, current and prospective portfolio investments, the industry, beliefs and assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond control of the Company and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:

●	future operating results;

●	business prospects and the prospects of portfolio companies in which we invest;

●	the ability of our portfolio companies to achieve their objectives;

●	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets;

●	the ability of our Advisor to locate suitable investments and to monitor and administer investments;

●	the ability of the Advisor and its affiliates to attract and retain highly talented professionals;

●	risk associated with possible disruptions in operations or the economy generally;

●	the adequacy of our cash resources, financing sources and working capital;

●	the timing of cash flows, interest, distributions and dividends, if any, from the operations of the companies in which the Company invests;

●	the ability to maintain qualification as a business development company (“BDC”) and as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”);

●	the use of borrowed money to finance a portion of the Company’s investments;

●	the adequacy, availability and pricing of financing sources and working capital for the Company;

●	actual or potential conflicts of interest with the Advisor and its affiliates;

●	contractual arrangements and relationships with third parties;

●	the risk associated with an economic downturn, increased inflation, political instability, interest rate volatility, loss of key personnel, and the illiquid nature of investments of the Company; and

●	the risks, uncertainties and other factors the Company identifies under “Part I – Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

We are a business development company (“BDC”) that invests primarily in first lien senior secured loans, with a secondary focus on unitranche and split-lien loans to middle market companies. We are managed by our investment advisor KA Credit Advisors, LLC (the “Advisor”), an indirect controlled subsidiary of Kayne Anderson Capital Advisors, L.P. (“Kayne Anderson”), a prominent alternative investment management firm, focused on real estate, credit, infrastructure/energy and growth capital. Our Advisor is registered with the United States Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended (the “Advisers Act”).

We generally intend to distribute, out of assets legally available for distribution, 90% to 100% of our available earnings, on a quarterly or annual basis, as determined by our Board of Directors (the “Board”) in its sole discretion. The distributions we pay to our stockholders in a year may exceed our taxable income for that year and, accordingly, a portion of such distributions equal to such excess of distributions over taxable income may constitute a return of invested capital for federal income tax purposes. Such a return of capital (i.e., a distribution that represents a return of an investor’s original investment) would be nontaxable to the stockholder and would reduce its basis in its shares. As a result, income tax related to the portion of such distributions treated as return of capital would be deferred until any subsequent sale of shares of common stock. The specific tax characteristics of our distributions will be reported to stockholders after the end of the calendar year.

Investment Objective, Principal Strategy and Investment Structures

Our investment objective is to generate current income and, to a lesser extent, capital appreciation. Nearly all of our debt investments are in middle market companies. We define “middle market companies” as companies that, in general, generate between $10 million and $150 million of annual EBITDA. Further, we refer to companies that generate between $10 million and $50 million of annual EBITDA as “core middle market companies” and companies that generate between $50 million and $150 million of annual EBITDA as “upper middle market companies.” We typically adjust EBITDA for non-recurring and/or normalizing items to assess the financial performance of our borrowers over time.

We intend to achieve our investment objective by investing primarily in first lien senior secured loans, with a secondary focus on unitranche and split-lien loans to middle market companies. Under normal market conditions, we expect at least 90% of our portfolio (including investments purchased with proceeds from borrowings under credit facilities and issuance of senior unsecured notes) to be invested in first lien senior secured, unitranche and split-lien loans. Our investment decisions are made on a case-by-case basis. We expect that a majority of these debt investments will be made in core middle market companies and will generally have stated maturities of three to six years. We expect that the loans in which we principally invest will be to companies that have principal business activities in the United States.

The Advisor executes on our investment objective by (1) accessing the established loan sourcing channels developed by Kayne Anderson’s middle market private credit platform (“KAPC” or “Kayne Anderson Private Credit”), which includes an extensive network of private equity firms, other middle market lenders, financial advisors, intermediaries and management teams, (2) selecting investments within our middle market company focus, (3) implementing KAPC’s underwriting process and (4) drawing upon its experience and resources and the broader Kayne Anderson network. KAPC was established in 2011 and manages (directly and through affiliates) assets under management (“AUM”) of approximately $6.5 billion related to middle market private credit as of December 31, 2023. See “Risk Factors—Risks Relating to Our Business and Structure—We depend upon our Advisor and Administrator for our success and upon their access to the investment professionals and partners of Kayne Anderson and its affiliates. Any inability of the Advisor or the Administrator to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.”

We intend to principally invest in the following types of debt securities:

●	First lien debt: Typically senior on a lien basis to the other liabilities in the issuer’s capital structure with a first priority lien against substantially all assets of the borrower and often including a pledge of the capital stock of the business. The security interest ranks above the security interest of second lien lenders on those assets. These securities are typically floating rate investments priced with a spread to the reference rate (typically SOFR);

●	Split-lien debt: Typically includes (i) a first lien on fixed and intangible assets of the borrower and often including a pledge of the capital stock of the business and (ii) a second lien on working capital assets. Used in conjunction with an asset based lender who has a first lien on the borrower’s working capital assets. These securities are typically floating rate investments priced with a spread to the reference rate (typically SOFR).

●	Unitranche debt: Combines features of first lien, second lien and subordinated debt, generally in a first lien position. These securities can generally be thought of as first lien investments beyond what may otherwise be considered “typical” first lien leverage levels, effectively representing a greater portion of the overall capitalization of the underlying business. These securities are typically structured as floating rate investments priced with a spread to the reference rate (typically SOFR).

Senior secured debt often has restrictive covenants for the purpose of pursuing principal protection and repayment before junior creditors as covenants provide opportunities for lenders to take action following a covenant breach. The loans in which we principally invest have financial maintenance covenants, which require borrowers to maintain certain financial performance criteria and financial ratios on a monthly or quarterly basis.

Subject to our Advisor’s discretion, based on its belief about the pace and amount of investment activity in middle market companies, a portion of our portfolio may be comprised of liquid credit investments (i.e., broadly syndicated loans). The percentage of our portfolio allocated to the liquid investment strategy will be at the discretion of our Advisor. See “Risk Factors—Risks Relating to Our Investments—We are subject to risks associated with our investment and trading of liquid credit (i.e., broadly syndicated loans).”

Investment Portfolio

Our portfolio is currently comprised of a broad mix of loans, with diversity among investment size and industry focus. The Advisor’s team of professionals conducts due diligence on prospective investments during the underwriting process and is involved in structuring the credit terms of substantially all of our investments. Once an investment has been made, our Advisor closely monitors portfolio investments and takes a proactive approach identifying and addressing sector or company specific risks. The Advisor maintains a regular dialogue with portfolio company management teams (as well as their owners, the majority of whom are private equity firms, where applicable), reviews detailed operating and financial results on a regular basis (typically monthly or quarterly) and monitors current and projected liquidity needs, in addition to other portfolio management activities. There are no assurances that we will achieve our investment objectives.

Listed below are our top ten portfolio companies and industries represented as a percentage of total long-term investments as of December 31, 2023:

Portfolio Company		Industry	Fair Value ($ in millions)	Percentage of long-term investments
1	AIDC Intermediate Co 2, LLC (Peak Technologies)	Software	$34.7	2.5%
2	Genuine Cable Group, LLC	Trading companies & distributors	$34.5	2.5%
3	American Equipment Holdings LLC	Commercial services & supplies	$34.3	2.5%
4	IF&P Foods, LLC (FreshEdge)	Food products	$33.8	2.5%
5	BR PJK Produce, LLC (Keany)	Food products	$32.5	2.4%
6	American Soccer Company, Incorporated (SCORE)	Textiles, apparel & luxury goods	$31.8	2.3%
7	Improving Acquisition LLC	IT services	$31.5	2.3%
8	Vitesse Systems Parent, LLC	Aerospace & defense	$31.2	2.3%
9	CGI Automated Manufacturing, LLC	Trading companies & distributors	$31.1	2.3%
10	Fastener Distribution Holdings, LLC	Aerospace & defense	$29.6	2.2%
			$325.0	23.8%

As a BDC, at least 70% of our assets must be the type of “qualifying” assets listed in Section 55(a) of the 1940 Act, as described herein, which are generally privately-offered securities issued by U.S. private or thinly-traded companies. We may also invest up to 30% of our portfolio opportunistically in “non-qualifying” portfolio investments. As of December 31, 2023, 4.8% of the Company’s total assets were in non-qualifying investments.

Market Opportunity

We believe that our investments represent attractive opportunities as these investments (i) generate what we believe are attractive yields (based on our Advisor’s assessment of the relative risk profile of these investments), (ii) make interest payments to us and (iii) typically rank ahead of other debt instruments in the borrower’s capital structure (97.1% of our portfolio consisted of first lien senior secured loans as of December 31, 2023), as described above in “—Investment Objective, Principal Strategy and Investment Structures”.

Long-Term Demand Drivers in the U.S. Middle Market

We expect that a number of factors will continue to drive strong demand for middle market senior credit, both by private equity owned and non-private equity owned companies, for the foreseeable future, including: (i) the sheer scale of the U.S. middle market and (ii) a significant amount of un-invested middle market private equity capital.

The universe of U.S. middle market companies (as defined by the National Center for the Middle Market and including all businesses with revenues from $10.0 million to $1.0 billion) consists of nearly 200,000 potential borrowers, a substantial portion of which we believe will continue to require access to debt capital to refinance existing debt, support growth and finance acquisitions. Together, these businesses represent approximately one-third of the U.S. private sector gross domestic product (“GDP”) making them equivalent to the size of the third largest economy in the world on a standalone basis. (Source: National Center for The Middle Market’s Mid-Year 2023 Middle Market Indicator).

Private equity firms investing in these businesses held more than $1.5 trillion in un-invested capital (“dry powder”) as of November 2023. We expect these private equity firms will continue to pursue acquisitions and will seek to fund a portion of these transactions with debt. (Source: Preqin).

Long-Term Shift to Private, Non-Bank Financings in the U.S. Middle Market

We believe that the supply of capital to middle market borrowers and private equity firms acquiring these businesses has shifted substantially to private, non-bank lenders such as ourselves due to (i) a long-term regulatory trend that has significantly reduced bank participation in leveraged finance due to stricter federal leveraged lending guidelines, (ii) consolidation of commercial banks over the last two decades and (iii) direct lending increasing share relative to broadly syndicated financings. We believe that some of this shift away from banks and broadly syndicated financings can be attributed to borrowers valuing specific qualities of non-bank lenders including: (i) a focus on ongoing partnership as opposed to transactional arrangements, (ii) more sophisticated underwriting and originations teams and (iii) a lack of reliability exhibited by banks and more liquid market segments during periods of distress.

For instance, the number of commercial banks in the United States decreased from 8,315 commercial banks as of December 31, 2000 to 4,136 commercial banks as of December 31, 2022. (Source: Federal Deposit Insurance Corporation, Annual Historical Bank Data). In addition, the middle market leveraged-buy-out financing share was 67.1% via syndicated markets and 32.9% via direct markets at 2014 compared to 27.7% via syndicated markets and 72.3% via direct markets at 2022. (Source: Refinitiv LPC’s 2Q ‘23 Sponsored Middle Market Private Deals Analysis – July 2023).

In sum, we believe there is (a) a substantial demand for loans, and (b) a substantial marketplace shift towards private, non-bank lenders. We anticipate that these trends should benefit direct lenders such as ourselves.

Current Environment Favorable for Direct Lenders

Multiple factors have created what we believe is a favorable environment for deploying capital into the private credit market which we operate.

First, inflationary concerns in the United States have led the U.S. Federal Reserve to substantially increase rates, which have driven an increase in reference rates, which inure to the benefit of lenders invested in floating rate securities, increasing returns to investors.

Second, global economic considerations (e.g., the risk or perceived risk of a near-term recessionary environment) have created an environment in which lending institutions broadly have moderated activity. This moderation has reduced competition from traditional financing sources and created significant opportunities for lenders in these markets.

Third, we believe that recent and potential near-to-medium-term turbulence in the regional banking market (such as that experienced in the first half of 2023) will likely lead to further depressed participation in commercial lending by these institutions, reducing potential competition in private markets.

Middle Market Attractiveness

We believe that lending to middle market companies (particularly in senior-focused portions of the capital structure) presents a compelling investment opportunity.

First, senior debt investments are made at the top of the capital structure and are repaid before unsecured creditors and equity investors. Additionally, the types of investments in which we participate will typically include anywhere from one to five lenders in a given debt financing thereby potentially limiting consensus risk, which is important for swift action and potential recovery to lenders in distressed scenarios.

Second, we believe that these markets are underserved by traditional banking sources. We believe that this lack of financing sources leads middle market companies to offer attractive (i) economic terms such as pricing, fees and prepayment premiums and (ii) structural terms such as stricter covenants and more fulsome collateral packages than debt investments in public or much larger private companies.

Competitive Strengths

Our Advisor utilizes KAPC’s direct lending platform to pursue investment opportunities. The leadership team of KAPC has invested in the middle market across multiple platforms (e.g., not only as part of KAPC) and economic cycles, working directly together as a team for the better part of three decades. This experience over multiple decades allows KAPC to focus on transactions in markets where it has substantial experience and where it can bring its expertise in negotiating and structuring investments. Other specific competitive strengths of KAPC which inure to the benefit of KBDC include:

Leading U.S. Core Middle Market Debt Platform. We have benefited and expect to continue to benefit from our relationship with KAPC’s large direct lending platform through our Advisor. Since its inception through December 31, 2023, KAPC has deployed nearly $10.7 billion of capital across 359 investments in 181 portfolio companies. Our Advisor (or an affiliate thereof) has been lead agent or co-agent in approximately 75% of investments since the inception of KAPC.

Experienced Credit Investors with Long Track Record. Core middle market direct lending is led by Ken Leonard (Co-CEO of the Company), Doug Goodwillie (Co-CEO of the Company) and Andy Marek (Managing Partner of KAPC), who have a combined 90+ years of lending experience, having collectively completed transactions representing over $15.0 billion in underwritten middle market loan commitments across multiple credit cycles since 2000. These three individuals are primarily responsible for the day-to-day operations of KAPC and have worked together directly since 2002 while Ken Leonard and Andy Marek have worked together since the late 1980’s. Ken Leonard and Doug Goodwillie are primarily responsible for the day-to-day operations of KBDC.

The Advisor’s investment committee consists of four members (Terry Quinn, Paul Blank, Doug Goodwillie and Ken Leonard) with average experience in credit investing in excess of 30 years. The Advisor’s investment committee has overall responsibility for evaluating and unanimously approving the Company’s investments and portfolio allocations, subject to the oversight of our Board.

Sourcing Advantage and Well-Established Direct Relationship Model. We believe that KAPC’s relationship-based sourcing model provides strong access to proprietary transaction flow, allowing us to be highly selective in the transactions that we pursue. For the period 2021 through June 30, 2023, approximately 66% of opportunities sourced by our Advisor and 86% of opportunities executed by our Advisor were done so without the presence of a financial intermediary, a fact pattern placing specific emphasis on long-term relationships, reputation and certainty of execution with transaction counterparties. Importantly, we believe (based on KAPC’s experience) that our existing portfolio will continue to be an engine of new investment opportunities and will support investment flows even when broader M&A markets may have slowed.

We believe that our direct sourcing model creates repeat business and sticky relationships. Under this model, since inception, (i) greater than 90% of KAPC’s investments are in companies sponsored by private equity firms (approximately 99% of the Company’s investments as of December 31, 2023), (ii) approximately 56% of KAPC’s investments were made with repeat private equity sponsors and (iii) nearly 100 private equity sponsors have partnered with KAPC to provide debt financing to their portfolio companies.

Focus on Investing in Core Middle Market. With extensive market knowledge and experience, we believe we are well positioned to capitalize on the current market conditions in which many middle market companies and private equity sponsors need trusted sources of financing.

Value-Lending Philosophy. We intend to avoid high-growth markets as, in our management’s experience, that growth profile attracts substantial capital formation and, in turn, new competition, leading to the potential for longer-term uncertainty and industry upheaval.

Disciplined Diligence Processes, Regimented Portfolio Monitoring and Active Management. Our Advisor completes substantial hands-on diligence throughout its investment process, which is centered around addressing a potential portfolio company’s industry trends, competitive dynamics, customer base, economic drivers, historical financial performance, financial projections, other factors such as legal and environmental assessments as well as the strengths and weaknesses of management and / or the private equity sponsor or ownership. We target a lead or co-lead agent role in a majority of our investments (KAPC has been lead or co-lead agent in approximately 75% of investments since inception), typically enabling us to lead the diligence, documentation and workout processes. Since inception, KAPC has reported realized loss rates of approximately 0.1% of average outstanding investments on an annualized basis.

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

Corporate Structure

We are a Delaware corporation and commenced operations on February 5, 2021. The following chart depicts our ownership structure:

(1)	From time to time we may form wholly-owned subsidiaries to facilitate our normal course of business investing activities.

Kayne Anderson, Kayne Anderson Private Credit and The Advisor

Kayne Anderson

Founded in 1984, Kayne Anderson is a prominent alternative investment management firm which is registered with the SEC under the Advisers Act, focused on real estate, credit, infrastructure/energy and growth capital. Kayne Anderson provides corporate and management services (such as information technology, human resources, compliance and legal services) to the Advisor.

As of December 31, 2023, investment vehicles managed or advised by Kayne Anderson had over $34 billion in assets under management (“AUM”) for institutional investors, family offices, high net worth and retail clients. Kayne Anderson has over 330 professionals located across five offices across the U.S. The firm has approximately 140 investment professionals, approximately 35 of which are dedicated to credit investing.

Kayne Anderson Private Credit

KAPC is Kayne Anderson’s line of business focused on private credit that operates various fund vehicles targeting middle market first lien senior secured, unitranche, and split-lien loans. KAPC was established in 2011 and manages (indirectly through affiliates) AUM of approximately $6.5 billion related to middle market private credit as of December 31, 2023.

KAPC’s integrated and scaled platform combines direct loan origination, strong fundamental credit analysis and relative-value perspective.

The Advisor – KA Credit Advisors, LLC

Our investment activities are managed by our Advisor, an indirect controlled subsidiary of Kayne Anderson, and the Advisor operates within KAPC’s line of business. The Advisor is an investment advisor registered with the SEC under the Advisers Act pursuant to the Investment Advisory Agreement. In accordance with the Advisors Act, our Advisor is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring investments and monitoring our investments and portfolio companies on an ongoing basis. The Advisor benefits from the scale and resources of Kayne Anderson and specifically KAPC.

The Advisor executes on our investment objective by (1) accessing the established loan sourcing channels developed by KAPC, which includes an extensive network of private equity firms, other middle market lenders, financial advisors, intermediaries and management teams, (2) selecting investments within our middle market company focus, (3) implementing KAPC’s underwriting process and (4) drawing upon its experience and resources and the broader Kayne Anderson network.

The Advisor’s investment committee has overall responsibility for evaluating and unanimously approving the Company’s investments, and its portfolio allocations, subject to the oversight of our Board. The investment committee review process is intended to bring the diverse experience and perspectives of the investment committee members to the analysis and consideration of every investment. The investment committee currently consists of Terrence J. Quinn, Vice Chairman of Kayne Anderson; Paul S. Blank, President and Chief Operating Officer of Kayne Anderson; Douglas L. Goodwillie, Co-Head of Private Credit at Kayne Anderson; and Kenneth B. Leonard, Co-Head of Private Credit at Kayne Anderson. The investment committee also determines appropriate investment sizing and mandates ongoing monitoring requirements. Douglas L. Goodwillie and Kenneth B. Leonard, each a Co-Chief Executive Officer of the Company, are jointly and primarily responsible for the day-to-day management of the Company’s portfolio.

In addition to reviewing investments, the investment committee meetings serve as a forum to discuss credit views and outlooks. The investment committee also reviews potential transactions and deal flow on a regular basis. Members of the investment team are encouraged to share information and views on credit with the committee early in their analysis. We believe this process improves the quality of the analysis and enables investment team members to work more efficiently.

We make investments alongside certain entities and accounts advised by our Advisor and its affiliates. Under the 1940 Act, we are prohibited from knowingly participating in certain joint transactions with our affiliates without the prior approval of the independent directors and, in some cases, prior approval by the SEC. However, we generally make investments alongside affiliated entities and accounts pursuant to exemptive relief granted by the SEC to us, our Advisor, and certain of our affiliates on August 10, 2023. Pursuant to such exemptive relief, and subject to certain conditions, we are permitted to co-invest in the same security with our affiliates in a manner that is consistent with our investment objective, investment strategy, regulatory consideration and other relevant factors. If opportunities arise that would otherwise be appropriate for us and an affiliate to purchase different securities in the same issuer, our Advisor will need to decide which account will proceed with such investment. Our Advisor’s investment allocation policy incorporates the conditions of exemptive relief to seek to ensure that investment opportunities are allocated in a manner that is fair and equitable. See “Risk Factors — Risks Relating to Our Business and Structure — We generally may make investments that could give rise to a conflict of interest and our ability to enter into transactions with our affiliates will be restricted.”

The principal executive offices of our Advisor are located at 717 Texas Avenue, Suite 2200, Houston, Texas, 77002.

Private Offerings

We conduct private offerings of our Common Stock to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). At the closing of any private offering, each investor will make a capital commitment (a “Capital Commitment”) to purchase shares of our common stock pursuant to a subscription agreement (the “Subscription Agreement”) entered into with us. Investors will be required to fund drawdowns to purchase shares of common stock up to the amount of their respective Capital Commitments each time we deliver a notice to the investors. All purchases will generally be made pro rata in accordance with the investors’ Capital Commitments, at a per-share price as determined by our Board of Directors as of a date that is immediately prior to the date of the applicable drawdown. The per-share price will be at least equal to net asset value, or NAV, per share in accordance with the limitations under Section 23 of the 1940 Act.

Following our initial closing of the private offering on February 5, 2021 (the “Initial Closing”) and prior to any Liquidity Event (as defined below), our investment adviser may, in its sole discretion, permit additional closings of the private offering. A “Liquidity Event” is defined as (a) an initial public offering of our shares of common stock (the “Initial Public Offering”) or the listing of our shares of common stock on an exchange (together with the Initial Public Offering, an “Exchange Listing”), (b) the sale of the Company or (c) a disposition of the Company’s investments and distribution of the net proceeds (after repayment of borrowings under credit facilities and issuances of senior unsecured notes) to the Company’s investors.

Our initial private offering of shares of common stock was conducted in reliance on Regulation D under the Securities Act (“Regulation D”). Investors in our initial private offering were required to be “accredited investors” as defined in Regulation D of the Securities Act. The criteria required of Regulation D may not apply to investors in subsequent offerings.

Following our Initial Closing, each investor was required to make purchases of shares of common stock (each, a “Catch-up Purchase”) on one or more dates to be determined by us. The aggregate purchase amount of any Catch-up Purchase will be equal to an amount necessary to ensure that, upon payment of the aggregate purchase amount, such investor will have contributed the same percentage of its Capital Commitment to us as all investors whose subscriptions were accepted at previous closings. Catch-up Purchases will be made at a per-share price as determined by our Board of Directors prior to the date of the applicable drawdown, or such other date as may be required to comply with the provisions of the 1940 Act. In order to more fairly allocate organizational expenses among all of our stockholders, investors subscribing after the initial drawdown will be required to pay a price per share above net asset value reflecting a variety of factors, including, without limitation, the total amount of our organizational and other expenses.

On December 5, 2023, the Company completed its final close of subscription agreements with investors. As of February 22, 2024, we had entered into subscription agreements with investors for an aggregate capital commitment of $1.047 billion to purchase shares of common stock ($269.9 million is undrawn).

We conducted the following private offerings of our common stock associated with these subscription agreements during the year ended December 31, 2023.

Capital notice date	Common Stock issue date	Common stock shares issued	Aggregate offering amount ($ in millions)
March 23, 2023	April 4, 2023	3,010,942	$50.0
July 28, 2023	August 8, 2023	2,411,582	40.6
Total common stock issued		5,422,524	$90.6

Commitment Period

Upon the earlier of (a) December 31, 2024 or (b) an Exchange Listing (the “Commitment Period”), investors will be released from any further obligation to purchase additional shares of common stock with respect to a Capital Commitment. If we have not otherwise completed an Exchange Listing by December 31, 2024, we may, subject to shareholder approval, extend the Commitment Period by an additional two years. During the Commitment Period, no investor will be permitted to sell, assign, transfer or otherwise dispose of its shares of common stock or Capital Commitment unless we provide our prior written consent and the transfer is otherwise made in accordance with applicable law.

Once we have completed the Exchange Listing, each investor will be released from any further obligation to purchase additional shares of common stock with respect to a Capital Commitment. If we have not otherwise completed an Exchange Listing and the Commitment Period has ended (including extensions, if any), each investor will be released from any further obligation to purchase additional shares of common stock with respect to a Capital Commitment, except to the extent necessary to (a) pay our expenses, including management fees, any amounts that may become due under any borrowings or other financings or similar obligations and any other liabilities, contingent or otherwise, in each case to the extent they relate to the Commitment Period, (b) complete investments in any transactions for which there are binding written agreements as of the end of the Commitment Period (including investments that are funded in phases), (c) fund follow-on investments made in existing portfolio companies that, in the aggregate, do not exceed 20% of total commitments, (d) fund obligations under any guarantee or indemnity made by us during the Commitment Period and/or (e) fund any defaulted commitments.

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

Liquidity Event

Our term is perpetual. However, we intend to seek an Exchange Listing after we have substantially invested the proceeds from our Initial Capital Raise and as soon as market conditions warrant. If we have not consummated an Exchange Listing or some other type of Liquidity Event by December 31, 2026, our Board of Directors (to the extent consistent with its fiduciary duties and subject to any necessary stockholder approvals and applicable requirements of the 1940 Act) will direct the Company to cease making new investments and will direct the Advisor to commence the orderly disposition of investments (the “Wind Down Period”). The Company shall be allowed to make follow-on investments during the Wind Down Period if such investments are approved by our Board of Directors, subject to the 20% limit that applies after the Commitment Period. Existing investments will be disposed of in an orderly manner and the proceeds of such dispositions promptly distributed to the Company’s investors or used to satisfy any amounts owed under any borrowings under credit facilities and issuances of senior unsecured notes (the “Company Liquidation”). If any investments made by the Company are also investments made by any other investment account managed by the Advisor or any affiliate of the Advisor, such investments shall be disposed of at the same time and on the same terms as such other investment account.

Shareholder Agreements

We entered into several agreements (collectively, the “Shareholder Agreements”) with investors who participate in our private offering during our Initial Capital Raise (each an “Initial Investor”). The Initial Investors are granted the right to invest in our Advisor. Upon the completion of our Initial Capital Raise, investors own approximately 39% of our Advisor.

Investment Advisory Agreement

On February 5, 2021, we entered into an Investment Advisory Agreement with our Advisor. Pursuant to the Investment Advisory Agreement, we pay our Advisor a fee for investment advisory and management services consisting of two components—a base management fee and an incentive fee. The Advisor may, from time-to-time, grant waivers on our obligations, including waivers of the base management fee and/or incentive fee, pursuance to Section 3(c) of the Investment Advisory Agreement. Any base management fee or incentive fee so waived will not be subject to recoupment by the Advisor. The Investment Advisory Agreement may be terminated by either party with 60 days’ written notice. On March 7, 2023, our Board approved a one-year renewal of the Investment Advisory Agreement through March 15, 2024.

Base Management Fee

Prior to an Exchange Listing, the base management fee is calculated at an annual rate of 0.90% of the fair market value of our investments including, in each case, assets purchased with borrowings under credit facilities and issuances of senior unsecured notes, but excluding cash, U.S. government securities and commercial paper instruments maturing within one year of purchase.

For services rendered under the Investment Advisory Agreement, the base management fee is payable quarterly in arrears and calculated based on the average value, at the end of the two most recently completed calendar quarters, of our fair market value of investments, including, in each case, assets purchased with borrowings under credit facilities and issuances of senior unsecured notes, but excluding cash, U.S. government securities and commercial paper instruments maturing within one year of purchase. Base management fees for any partial quarter are appropriately pro-rated.

Incentive Fee

We will also pay the Advisor an incentive fee. The incentive fee will consist of two parts—an incentive fee on income and an incentive fee on capital gains. Described in more detail below, these components of the incentive fee will be largely independent of each other with the result that one component may be payable even if the other is not.

Incentive Fee on Income

The incentive fee based on income (the “income incentive fee”) is determined and paid quarterly in arrears in cash (subject to the limitations described in “Payment of Incentive Fees” below). Our quarterly pre-incentive fee net investment income must exceed a return of 1.50% of our net asset value (“NAV”) at the end of the immediately preceding calendar quarter (6.0% annualized but not compounded) (the “Hurdle Amount”) in order for us to receive an income incentive fee. Prior to an Exchange Listing, the income incentive fee is calculated as follows: 100% of our pre-incentive fee net investment income for the immediately preceding calendar quarter in excess of 1.50% of our NAV at the end of the immediately preceding calendar quarter until the Advisor has received 10% of the total pre-incentive fee net income for that calendar quarter and, for pre-incentive fee net investment income in excess of 1.6667%, 10% of all remaining pre-incentive fee net investment income for that quarter.

The following is a graphical representation of the calculations of the income incentive fee:

Quarterly Incentive Fee on

Pre-Incentive Fee Net Investment Income

Prior to an Exchange Listing

(expressed as a percentage of the value of net assets)

Pre-Incentive Fee Net Investment Income	0%	1.50%	1.6667%
Quarterly Incentive Fee	← 0% →	← 100% →	← 10% →

Pre-incentive fee net investment income is defined as interest income, dividend income and any other cash or non-cash income accrued during the calendar quarter, minus operating expenses for the quarter, including the base management fee, expenses payable under the Administration Agreement, any interest expense and distributions paid on any issued and outstanding debt or preferred stock, but excluding the incentive fee. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

Incentive Fee on Capital Gains

Prior to an Exchange Listing, the incentive fee on capital gains (the “capital gains incentive fee”) will be calculated and payable in arrears in cash as follows: 10% of our realized capital gains, if any, on a cumulative basis from formation through the earlier of (a) the day before an Exchange Listing, (b) upon consummation of a Liquidity Event or (c) upon the termination of the Investment Advisory Agreement, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis. For the purpose of computing the capital gain incentive fee, the calculation methodology will look through derivative financial instruments or swaps as if we owned the reference assets directly.

Payment of Incentive Fees

Prior to an Exchange Listing, any incentive fees earned by the Advisor shall accrue as earned but only become payable in cash to the Advisor upon consummation of an Exchange Listing. As of December 31, 2023, the Company had incurred incentive fees of $14.2 million that will become payable upon consummation of an Exchange Listing. To the extent we do not complete an Exchange Listing, the incentive fees will be payable to the Advisor (a) upon consummation of a sale of us or (b) once substantially all the proceeds from our Liquidation payable to our stockholders have been distributed to such stockholders.

Administration Agreement

On February 5, 2021, we entered into an administration agreement the (“Administration Agreement”) with its Advisor, which serves as its administrator (the “Administrator”) and will provide or oversee the performance of its required administrative services and professional services rendered by others, which will include (but are not limited to), accounting, payment of our expenses, legal, compliance, operations, technology and investor relations, preparation and filing of its tax returns, and preparation of financial reports provided to its stockholders and filed with the SEC. On March 7, 2023, the Board approved a one-year renewal of the Administration Agreement through March 15, 2024.

We will reimburse the Administrator for its costs and expenses incurred in performing its obligations under the Administration Agreement, which may include its allocable portion of office facilities, overhead, and compensation paid to or compensatory distributions received by its officers (including our Chief Compliance Officer and Chief Financial Officer) and its respective staff who provide services to the Company. As the Company reimburses the Administrator for its expenses, such costs (including the costs of sub-administrators) will be ultimately borne by common stockholders. The Administrator does not receive compensation from the Company other than reimbursement of its expenses. The Administration Agreement may be terminated by either party with 60 days’ written notice.

Since the inception of the Company, the Administrator has engaged sub-administrators to assist the Administrator in performing certain of its administrative duties. During this period, the Administrator has not sought reimbursement of its expenses other than expenses incurred by the sub-administrators. On March 28, 2023, the Administrator engaged Ultimus Fund Solutions, LLC under a sub-administration agreement. Under the terms of the sub-administration agreement, Ultimus Fund Solutions, LLC will provide fund administration and fund accounting services. The Company pays fees to Ultimus Fund Solutions, LLC, which constitute reimbursable expenses under the Administration Agreement. The Administrator may enter into additional sub-administration agreements with third-parties to perform other administrative and professional services on behalf of the Administrator.

Risk Management

Broad Diversification. We diversify our investments by company, asset type, investment size and industry focus. Furthermore, we must meet certain diversification tests in order to qualify as a RIC for U.S. federal income tax purposes (the “Diversification Tests”). See “Item 1. Business — Material U.S. Federal Income Tax Considerations.”

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

Senior Securities and Indebtedness

We will be permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our shares of common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. As defined in the 1940 Act, asset coverage of 150% means that for every $100 of net assets we hold, we may raise $200 from borrowing and issuing senior securities. We currently intend to target asset coverage of 200% to 180% (which equates to a debt-to-equity ratio of 1.0x to 1.25x) but may alter this target based on market conditions. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. Regulations governing our operations as a BDC will affect our ability to raise, and the method of raising, additional capital, which may expose us to risks.

Codes of Ethics

We and our Advisor have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the joint code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. In addition, we have adopted a code of ethics applicable to our Principal Executive Officer, Principal Accounting Officer and senior financial officers pursuant to Section 406 of the Sarbanes-Oxley Act of 2022. You may review or download the codes of ethics from the SEC’s Edgar database as part of our filings under www.sec.gov, or by written request to the following: Chief Compliance Officer, Kayne Anderson, 717 Texas Avenue, Suite 2200, Houston, TX 77002.

Compliance Policies and Procedures

We make investments alongside certain entities and accounts advised by our Advisor and its affiliates. Under the 1940 Act, we are prohibited from knowingly participating in certain joint transactions with our affiliates without the prior approval of the independent directors and, in some cases, prior approval by the SEC. However, we generally make investments alongside affiliated entities and accounts pursuant to exemptive relief granted by the SEC to us, our Advisor, and certain of our affiliates on August 10, 2023. Pursuant to such exemptive relief, and subject to certain conditions, we are permitted to co-invest in the same security with our affiliates in a manner that is consistent with our investment objective, investment strategy, regulatory consideration and other relevant factors. If opportunities arise that would otherwise be appropriate for us and an affiliate to purchase different securities in the same issuer, our Advisor will need to decide which account will proceed with such investment. Our Advisor’s investment allocation policy incorporates the conditions of exemptive relief to seek to ensure that investment opportunities are allocated in a manner that is fair and equitable.

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

JOBS Act

We currently are and expect to remain an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”), until the earliest of:

●	the last day of the fiscal year ending after the fifth anniversary of an Exchange Listing occurs;

●	the end of the fiscal year in which our total annual gross revenues first exceed $1.07 billion;

●	the date on which we have, during the prior three-year period, issued more than $1.0 billion in non-convertible debt; and

●	the last day of a fiscal year in which we (1) have an aggregate worldwide market value of our shares of common stock held by non-affiliates of $700 million or more, computed at the end of each fiscal year as of the last business day of our most recently completed second fiscal quarter and (2) have been an Exchange Act reporting company for at least one year (and filed at least one annual report under the Exchange Act).

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

You may obtain information about how we voted proxies by making a written request for proxy voting information to: KA Credit Advisors, LLC, 717 Texas Avenue, Suite 2200, Houston, TX 77002, Attention: Chief Compliance Officer.

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

Our Administrator engaged Ultimus Fund Solutions, LLC under a sub-administration agreement to assist the Administrator in performing certain of its administrative duties. The Administrator may enter into additional sub-administration agreements with third-parties to perform other administrative and professional services on behalf of the Administrator. We will pay the fees associated with such functions on a direct basis without profit to our Administrator.

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

Material U.S. Federal Income Tax Considerations

The following discussion is a general summary of the material U.S. federal income tax considerations applicable to us and to an investment in our shares of common stock. This summary does not purport to be a complete description of the U.S. federal income tax considerations applicable to such an investment. For example, we have not described certain considerations that may be relevant to certain types of holders subject to special treatment under U.S. federal income tax laws, including persons who hold our common stock as part of a straddle or hedging, integrated or constructive sale transaction, stockholders subject to the alternative minimum tax, tax-exempt organizations, insurance companies, brokers or dealers in securities, traders in securities that elect to mark-to-market their securities holdings, pension plans and trusts, persons that have a functional currency (as defined in Section 985 of the Code) other than the U.S. dollar, U.S. expatriates, regulated investment companies, real estate investment trusts, personal holding companies, persons who acquire an interest in the Company in connection with the performance of services and financial institutions. Such persons should consult with their own tax advisers as to the U.S. federal income tax consequences of an investment in our shares of common stock, which may differ substantially from those described herein. This summary assumes that investors hold our shares of common stock as capital assets (within the meaning of Section 1221 of the Code).

The discussion is based upon the Code, Treasury regulations, and administrative and judicial interpretations, each as of the date of the filing of this annual report on Form 10-K and all of which are subject to change, possibly retroactively, which could affect the continuing validity of this discussion. We have not sought and will not seek any ruling from the Internal Revenue Service, or the IRS, regarding any offering of our shares of common stock. This summary does not discuss any aspects of U.S. estate or gift tax or foreign, state or local tax. It does not discuss the special treatment under U.S. federal income tax laws that could result if we invested in tax-exempt securities or certain other investment assets. For purposes of this discussion, references to “dividends” are to dividends within the meaning of the U.S. federal income tax laws and associated regulations and may include amounts subject to treatment as a return of capital under section 19(a) of the 1940 Act. A return of capital distribution is a return to stockholders of a portion of their original investment in the Company and does not represent income or capital gains.

A “U.S. stockholder” is a beneficial owner of our shares of common stock that is for U.S. federal income tax purposes:

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

A “non-U.S. stockholder” is a beneficial owner of our shares of common stock that is neither a U.S. stockholder nor a partnership for U.S. federal income tax purposes.

If a partnership (including an entity treated as a partnership for U.S. federal income tax purposes) holds shares of common stock, the tax treatment of a partner in the partnership will generally depend upon the status of the partner and the activities of the partnership. A prospective investor that is a partner in a partnership that will hold shares of common stock should consult its tax advisors with respect to the purchase, ownership and disposition of shares of common stock.

Tax matters are very complicated and the tax consequences to an investor of an investment in our shares of common stock will depend on the facts of his, her or its particular situation. We encourage investors to consult their own tax advisors regarding the specific consequences of such an investment, including tax reporting requirements, the applicability of U.S. federal, state, local and foreign tax laws, eligibility for the benefits of any applicable tax treaty, and the effect of any possible changes in the tax laws.

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

Taxation of U.S. Stockholders

Distributions by us generally are taxable to U.S. stockholders as ordinary income or capital gains. Distributions of our “investment company taxable income” (which is, generally, our net ordinary income plus net short-term capital gains in excess of net long-term capital losses) will be taxable as ordinary income to U.S. stockholders to the extent of our current or accumulated earnings and profits, whether paid in cash or reinvested in additional shares of common stock. To the extent such distributions paid by us to non-corporate stockholders (including individuals) are attributable to dividends from U.S. corporations and certain qualified foreign corporations and if certain holding period requirements are met, such distributions generally will be treated as qualified dividend income and generally eligible for a maximum U.S. federal tax rate of either 15% or 20%, depending on whether the individual stockholder’s income exceeds certain threshold amounts, and if other applicable requirements are met, such distributions generally will be eligible for the corporate dividends received deduction to the extent such dividends have been paid by a U.S. corporation. In this regard, it is anticipated that distributions paid by us will generally not be attributable to dividends and, therefore, generally will not qualify for the preferential maximum U.S. federal tax rate applicable to non-corporate stockholders as well as will not be eligible for the corporate dividends received deduction.

Distributions of our net capital gains (which is generally our realized net long-term capital gains in excess of realized net short-term capital losses) properly reported by us as “capital gain dividends” will be taxable to a U.S. stockholder as long-term capital gains (currently generally at a maximum rate of either 15% or 20%, depending on whether the individual stockholder’s income exceeds certain threshold amounts) in the case of individuals, trusts or estates, regardless of the U.S. stockholder’s holding period for his, her or its shares of common stock and regardless of whether paid in cash or reinvested in additional shares of common stock. Distributions in excess of our earnings and profits first will reduce a U.S. stockholder’s adjusted tax basis in such stockholder’s shares of common stock and, after the adjusted basis is reduced to zero, will constitute capital gains to such U.S. stockholder. Stockholders receiving dividends or distributions in the form of additional shares of common stock purchased in the market should be treated for U.S. federal income tax purposes as receiving a distribution in an amount equal to the amount of money that the stockholders receiving cash dividends or distributions will receive, and should have a cost basis in the shares received equal to such amount. Stockholders receiving dividends in newly issued shares of common stock will be treated as receiving a distribution equal to the value of the shares received and should have a cost basis of such amount.

Although we currently intend to distribute any net capital gains at least annually, we may in the future decide to retain some or all of our net capital gains but designate the retained amount as a “deemed distribution.” In that case, among other consequences, we will pay tax on the retained amount, each U.S. stockholder will be required to include their share of the deemed distribution in income as if it had been distributed to the U.S. stockholder, and the U.S. stockholder will be entitled to claim a credit or refund equal to their allocable share of the tax paid on the deemed distribution by us. The amount of the deemed distribution net of such tax will be added to the U.S. stockholder’s tax basis for their shares of common stock. Since we expect to pay tax on any retained net capital gains at our regular corporate tax rate, and since that rate is in excess of the maximum rate currently payable by individuals on long-term capital gains, the amount of tax that individual stockholders will be treated as having paid and for which they will receive a credit or refund will exceed the tax they owe on the retained net capital gain. Such excess generally may be claimed as a credit against the U.S. stockholder’s other U.S. federal income tax obligations or may be refunded to the extent it exceeds a stockholder’s liability for U.S. federal income tax. A stockholder that is not subject to U.S. federal income tax or otherwise required to file a U.S. federal income tax return would be required to file a U.S. federal income tax return on the appropriate form in order to claim a refund for the taxes we paid. In order to utilize the deemed distribution approach, we must provide written notice to our stockholders prior to the expiration of 60 days after the close of the relevant taxable year. We cannot treat any of our investment company taxable income as a “deemed distribution.”

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

With respect to the reinvestment of dividends, if a U.S. Shareholder owns shares of common stock registered in its own name, the U.S. Shareholder will have all cash distributions automatically reinvested in additional shares of common stock unless the U.S. Shareholder opts out of the reinvestment of dividends by delivering a written notice to our dividend paying agent prior to the record date of the next dividend or distribution. Any distributions reinvested will nevertheless remain taxable to the U.S. Shareholder. The U.S. Shareholder will have an adjusted basis in the additional shares of common stock purchased through the reinvestment equal to the amount of the reinvested distribution. The additional shares of common stock will have a new holding period commencing on the day following the day on which the shares are credited to the U.S. Shareholder’s account.

If an investor purchases shares of common stock shortly before the record date of a distribution, the price of the shares of common stock will include the value of the distribution and the investor will be subject to tax on the distribution even though it represents a return of their investment.

A stockholder generally will recognize taxable gain or loss if the stockholder sells or otherwise disposes of their shares of common stock. Any gain arising from such sale or disposition generally will be treated as long-term capital gain or loss if the stockholder has held their shares of common stock for more than one year. Otherwise, it would be classified as short-term capital gain or loss. However, any capital loss arising from the sale or disposition of shares of common stock held for six months or less will be treated as long-term capital loss to the extent of the amount of capital gain dividends received, or undistributed capital gain deemed received, with respect to such shares of common stock. In addition, all or a portion of any loss recognized upon a disposition of shares of common stock may be disallowed if other shares of common stock are purchased (whether through reinvestment of distributions or otherwise) within 30 days before or after the disposition. In such a case, the basis of shares of common stock acquired will be increased to reflect the disallowed loss.

In general, individual U.S. stockholders are subject to a maximum U.S. federal income tax rate of either 15% or 20% (depending on whether the individual U.S. stockholder’s income exceeds certain threshold amounts) on their net capital gain, i.e., the excess of realized net long-term capital gain over realized net short-term capital loss for a taxable year, including a long-term capital gain derived from an investment in our shares of common stock. Such rate is lower than the maximum federal income tax rate on ordinary taxable income currently payable by individuals. Corporate U.S. stockholders currently are subject to U.S. federal income tax on net capital gain at the maximum 21% rate also applied to ordinary income. Non-corporate stockholders incurring net capital losses for a tax year (i.e., net capital losses in excess of net capital gains) generally may deduct up to $3,000 of such losses against their ordinary income each tax year; any net capital losses of a non-corporate stockholder in excess of $3,000 generally may be carried forward and used in subsequent tax years as provided in the Code. Corporate stockholders generally may not deduct any net capital losses for a tax year, but may carry back such losses for three tax years or carry forward such losses for five tax years.

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

Until and unless we are treated as a “publicly offered regulated investment company” (within the meaning of Section 67 of the Code) as a result of either (1) shares of common stock and our preferred stock collectively being held by at least 500 persons at all times during a taxable year, (2) our shares of common stock being continuously offered pursuant to a public offering (within the meaning of Section 4 of the Securities Act) or (3) shares of common stock being treated as regularly traded on an established securities market for any taxable year, for purposes of computing the taxable income of U.S. stockholders that are individuals, trusts or estates, (1) our earnings will be computed without taking into account such U.S. stockholders’ allocable shares of the management and incentive fees paid to our investment advisor and certain of our other expenses, (2) each such U.S. stockholder will be treated as having received or accrued a dividend from us in the amount of such U.S. stockholder’s allocable share of these fees and expenses for such taxable year, (3) each such U.S. stockholder will be treated as having paid or incurred such U.S. stockholder’s allocable share of these fees and expenses for the calendar year and (4) each such U.S. stockholder’s allocable share of these fees and expenses may be treated as miscellaneous itemized deductions by such U.S. stockholder. Miscellaneous itemized deductions are generally not deductible by a U.S. stockholder that is an individual, trust or estate through 2025 and beginning in 2026 and deductible only to the extent that the aggregate of such U.S. stockholder’s miscellaneous itemized deductions exceeds 2% of such U.S. stockholder’s adjusted gross income for U.S. federal income tax purposes. Miscellaneous itemized deductions are not deductible at any time for purposes of the alternative minimum tax for individuals and will be subject an annual cap for income tax purposes for individuals beginning in 2026.

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

If a U.S. stockholder recognizes a loss with respect to shares of common stock of $2 million or more for an individual stockholder or $10 million or more for a corporate stockholder, the stockholder must file with the IRS a disclosure statement on Form 8886. Direct stockholders of portfolio securities are in many cases exempted from this reporting requirement, but under current guidance, stockholders of a RIC are not exempted. The fact that a loss is reportable under these regulations does not affect the legal determination of whether the taxpayer’s treatment of the loss is proper. U.S. stockholders should consult their tax advisors to determine the applicability of these regulations in light of their specific circumstances.

A U.S. Shareholder that is a tax-exempt organization for U.S. federal income tax purposes and therefore generally exempt from U.S. federal income taxation may nevertheless be subject to taxation to the extent that it is considered to derive unrelated business taxable income (“UBTI”). The direct conduct by a tax-exempt U.S. Shareholder of the activities we propose to conduct could give rise to UBTI. However, a BDC (and RIC) is a corporation for U.S. federal income tax purposes and its business activities generally will not be attributed to its shareholders for purposes of determining their treatment under current law. Therefore, a tax-exempt U.S. Shareholder generally should not be subject to U.S. taxation solely as a result of the shareholder’s ownership of our shares of common stock and receipt of dividends with respect to such common stock. Moreover, under current law, if we incur indebtedness, such indebtedness will not be attributed to a tax-exempt U.S. Shareholder. Therefore, a tax-exempt U.S. Shareholder should not be treated as earning income from “debt-financed property” and dividends we pay should not be treated as “unrelated debt-financed income” solely as a result of indebtedness that we incur. Legislation has been introduced in Congress in the past, and may be introduced again in the future, which would change the treatment of “blocker” investment vehicles interposed between tax-exempt investors and non-qualifying investments if enacted. In the event that any such proposals were to be adopted and applied to BDCs (and RICs), the treatment of dividends payable to tax-exempt investors could be adversely affected. In addition, special rules would apply if we were to invest in certain real estate mortgage investment conduits, which we do not currently plan to do, that could result in a tax-exempt U.S. Shareholder recognizing income that would be treated as UBTI.

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

Taxation of Non-U.S. Stockholders

The following discussion only applies to certain non-U.S. stockholders. Whether an investment in the shares of common stock is appropriate for a non-U.S. stockholder will depend upon that person’s particular circumstances. An investment in the shares of common stock by a non-U.S. stockholder may have adverse tax consequences. Non-U.S. stockholders should consult their tax advisors before investing in our shares of common stock.

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

Actual or deemed distributions of our net capital gains to a non-U.S. stockholder, and gains realized by a non-U.S. stockholder upon the sale of our shares of common stock, will not be subject to U.S. federal withholding tax and generally will not be subject to U.S. federal income tax unless the distributions or gains, as the case may be, are effectively connected with a U.S. trade or business of the non-U.S. stockholder and, if an income tax treaty applies, are attributable to a permanent establishment maintained by the non-U.S. stockholder in the United States or, in the case of an individual non-U.S. stockholder, the stockholder is present in the United States for 183 days or more during the year of the sale or capital gain dividend and certain other conditions are met.

If we distribute our net capital gains in the form of deemed rather than actual distributions (which we may do in the future), a non-U.S. stockholder will be entitled to a U.S. federal income tax credit or tax refund equal to the stockholder’s allocable share of the tax we pay on the capital gains deemed to have been distributed. In order to obtain the refund, the non-U.S. stockholder must obtain a U.S. taxpayer identification number and file a U.S. federal income tax return even if the non-U.S. stockholder would not otherwise be required to obtain a U.S. taxpayer identification number or file a U.S. federal income tax return. For a corporate non-U.S. stockholder, distributions (both actual and deemed), and gains realized upon the sale of our shares of common stock that are effectively connected with a U.S. trade or business may, under certain circumstances, be subject to an additional “branch profits tax” at a 30% rate (or at a lower rate if provided for by an applicable treaty).

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

Withholding of U.S. tax (at a 30% rate) is required by the Foreign Account Tax Compliance Act, or FATCA, provisions of the Code with respect to payments of dividends made to certain non-U.S. entities that fail to comply (or be deemed compliant) with extensive new reporting and withholding requirements designed to inform the U.S. Department of the Treasury of U.S.-owned foreign investment accounts. Under proposed U.S. Treasury regulations, which may be relied upon until final U.S. Treasury regulations are published, there is no FATCA withholding on gross proceeds from the sale of disposition of shares of common stock or on certain capital gain distributions. Stockholders may be requested to provide additional information to enable the applicable withholding agent to determine whether withholding is required.

An investment in shares by a non-U.S. person may also be subject to U.S. federal estate tax. Non-U.S. persons should consult their own tax advisors with respect to the U.S. federal income tax, U.S. federal estate tax, withholding tax, and state, local and foreign tax consequences of acquiring, owning or disposing of our shares of common stock.

Item 1A. Risk Factors

Investing in our shares of common stock involves a number of significant risks. Before you invest in our shares of common stock, you should be aware of various risks, including those described below. The risks set out below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also impair our operations and performance. If any of the following events occur, our business, financial condition, results of operations and cash flows could be materially and adversely affected. In such case, our NAV could decline, and you may lose all or part of your investment. The risk factors described below are the principal risk factors associated with an investment in us as well as those factors generally associated with an investment company with investment objectives, investment policies, capital structure or trading markets similar to ours.

Summary of Principal Risk Factors

Investing in our shares of common stock involves a number of significant risks. You should carefully consider information found in the section entitled “Risk Factors” and elsewhere in this annual report on Form 10-K. Some of the risks involved in investing in our shares of common stock include:

Principal Risks Relating to Our Business and Structure

●	We have a limited operating history and may not replicate the historical results achieved by other entities managed by members of the Advisor’s investment committee, the Advisor or its affiliates.

●	We use leverage pursuant to borrowings under credit facilities and issuances of senior unsecured notes to finance our investments and changes in interest rates will affect our cost of capital and net investment income.

●	We depend upon our Advisor and Administrator for our success and upon their access to the investment professionals and partners of Kayne Anderson and its affiliates. Any inability of the Advisor or the Administrator to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

●	Our financial condition, results of operations and cash flows depend on our ability to manage our business and future growth effectively.

●	There are significant potential conflicts of interest that could affect our investment returns, including conflicts related to obligations the Advisor’s investment committee, the Advisor or its affiliates have to other clients and conflicts related to fees and expenses of such other clients.

●	We generally may make investments that could give rise to a conflict of interest and our ability to enter into transactions with our affiliates will be restricted.

●	We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.

●	We will be subject to corporate-level income tax if we are unable to qualify as a RIC.

●	We finance our investments with borrowings under credit facilities and issuances of senior unsecured notes, which will magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us.

●	Adverse developments in the credit markets may impair our ability to enter into new credit facilities or our ability to issue senior unsecured notes.

●	The majority of our portfolio investments are recorded at fair value as determined in good faith by our Advisor and, as a result, there may be uncertainty as to the value of our portfolio investments.

●	Our Board may change our investment objective, operating policies and strategies without prior notice or stockholder approval, and we may temporarily deviate from our regular investment strategy.

●	Efforts to comply with the Exchange Act and the Sarbanes-Oxley Act will involve significant expenditures, and non-compliance would adversely affect us and the value of our shares of common stock.

●	We are highly dependent on information systems, and systems failures could significantly disrupt our business, which may, in turn, negatively affect the value of our shares of common stock and our ability to pay distributions.

●	We and our portfolio companies and service providers may be subject to cybersecurity risks and our business could be adversely affected by changes to data protection laws and regulations.

Principal Risks Relating to Our Investments

●	Rising interest rates could affect the value of our investments and make it more difficult for portfolio companies to make periodic payments on their loans.

●	Our business is dependent on bank relationships and recent strain on the banking system may adversely impact us.

●	We invest in highly leveraged companies, which could cause us to lose all or a part of our investment in those companies.

●	The lack of liquidity in our investments may adversely affect our business.

●	Our prospective portfolio companies may prepay loans, which may reduce our yields if capital returned cannot be invested in transactions with equal or greater expected yields.

●	Our prospective portfolio companies may be unable to repay or refinance outstanding principal on their loas at or prior to maturity.

●	Our portfolio may be concentrated in a limited number of portfolio companies and industries, which will subject us to a risk of significant loss if any of these companies defaults on its obligations under any of its debt instruments or if there is a downturn in a particular industry.

●	There is no assurance that portfolio company management will be able to operate their companies in accordance with our expectations.

Risks Relating to Our Common Stock

●	There is no public market for our shares of common stock, and we cannot assure you that a market for our shares of common stock will develop in the future.

●	During extended periods of capital market disruption and instability, there is a risk that you may not receive distributions or that our distributions may not grow over time and a portion of our distributions may be a return of capital.

●	Our stockholders may experience dilution in their ownership percentage.

Risks Relating to Our Business and Structure

We have a limited operating history and may not replicate the historical results achieved by other entities managed by members of the Advisor’s investment committee, the Advisor or its affiliates.

We commenced operations in February 2021. We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objective, that we will not qualify or maintain our qualification to be treated as a RIC, and that the value of your investment could decline substantially.

The 1940 Act and the Code impose numerous constraints on the operations of BDCs and RICs that do not apply to certain other investment vehicles managed by our Advisor and its affiliates. BDCs are required, for example, to invest at least 70% of their total assets primarily in securities of U.S. private or thinly traded public companies, cash, cash equivalents, U.S. government securities and other high-quality debt instruments that mature in one year or less from the date of investment. Moreover, qualification for taxation as a RIC requires satisfaction of source-of-income, asset diversification and distribution requirements. Our Advisor has a limited operating history under these constraints, which may hinder our ability to take advantage of attractive investment opportunities and to achieve our investment objective.

Furthermore, our investments may differ from those of existing accounts that are or have been managed by members of the Advisor’s investment committee, the Advisor or affiliates of the Advisor. We cannot assure you that we will replicate the historical results achieved for other KAPC funds managed by members of the Advisor’s investment committee, and we caution you that our investment returns could be substantially lower than the returns achieved by them in prior periods. Additionally, all or a portion of the prior results may have been achieved in particular market conditions, which may never be repeated. Moreover, current or future market volatility and regulatory uncertainty may have an adverse impact on our future performance.

We use leverage pursuant to borrowings under credit facilities and issuances of senior unsecured notes to finance our investments and changes in interest rates will affect our cost of capital and net investment income.

We use leverage pursuant to borrowings under credit facilities and issuances of senior unsecured notes and intend to further borrow under credit facilities and/or issue senior unsecured notes in the future in order to finance our investments. As a result, our net investment income will depend, in part, upon the difference between the rate at which we borrow under credit facilities and senior unsecured notes and the rate at which we invest these funds. In addition, we anticipate that many of our debt investments and borrowings under credit facilities will have floating interest rates that reset on a periodic basis, and many of our investments will be subject to interest rate floors. As a result, a significant change in market interest rates could have a material adverse effect on our net investment income.  See “Risks Relating to Our Investments—Rising interest rates could affect the value of our investments and make it more difficult for portfolio companies to make periodic payments on their loans.”

In periods of rising interest rates, our cost of funds will increase because we expect that the interest rates on the majority of amounts we borrow will be floating, which could reduce our net investment income to the extent any of our debt investments have fixed interest rates. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations.  Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act and applicable commodities laws.  These activities may limit our ability to benefit from lower interest rates with respect to hedged borrowings. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. See “Risks Relating to Our Investments—We may be subject to risks under hedging transactions and our ability to enter into transactions involving derivatives and financial commitment transactions may be limited.”

Downgrades of the U.S. credit rating, impending automatic spending cuts or government shutdowns could negatively impact our liquidity, financial condition and earnings.

The U.S. debt ceiling and budget deficit concerns have increased the possibility of credit-rating downgrades or a recession in the United States. Although U.S. lawmakers passed legislation to raise the federal debt ceiling on multiple occasions, including, most recently, in June 2023, ratings agencies have lowered, and threatened to lower the long-term sovereign credit rating on the United States. The legislation suspends the debt ceiling through early 2025 unless Congress takes legislative action to further extend or defer it.

The impact of the increased debt ceiling and/or downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. Absent further quantitative easing by the U.S. Federal Reserve, these developments could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. In addition, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time. Continued adverse political and economic conditions could have a material adverse effect on our business, financial condition and results of operations.

The alternative reference rates that have replaced LIBOR in our credit arrangements and other financial instruments may not yield the same or similar economic results as LIBOR over the life of such transactions.

The London Interbank Offered Rate (“LIBOR”) is an index rate that historically was widely used in lending transactions and was a common reference rate for setting the floating interest rate on private loans. LIBOR was typically the reference rate used in floating-rate loans extended to our portfolio companies.

The ICE Benchmark Administration (“IBA”) (the entity that is responsible for calculating LIBOR) ceased providing overnight, one, three, six and twelve months USD LIBOR tenors on June 30, 2023. In addition, the United Kingdom’s Financial Conduct Authority (“FCA”), which oversees the IBA, now prohibits entities supervised by the FCA from using LIBOR, including USD LIBOR, except in very limited circumstances.

In the United States, the SOFR is the preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. SOFR is published by the Federal Reserve Bank of New York each U.S. Government Securities Business Day, for transactions made on the immediately preceding U.S. Government Securities Business Day. Alternative reference rates that may replace LIBOR, including SOFR for USD transactions, may not yield the same or similar economic results as LIBOR over the lives of such transactions.

All of our loans that referenced LIBOR have been amended to reference the forward-looking term rate published by CME Group Benchmark Administration Limited based on the secured overnight financing rate (“CME Term SOFR”). CME Term SOFR rates are forward-looking rates that are derived by compounding projected overnight SOFR rates over one, three, and six months taking into account the values of multiple consecutive, executed, one-month and three-month CME Group traded SOFR futures contracts and, in some cases, over-the-counter SOFR Overnight Indexed Swaps as an indicator of CME Term SOFR reference rate values. CME Term SOFR and the inputs on which it is based are derived from SOFR. Because CME Term SOFR is a relatively new market rate, there will likely be no established trading market for credit agreements or other financial instruments when they are issued, and an established market may never develop or may not be liquid. Market terms for instruments referencing CME Term SOFR rates may be lower than those of later-issued CME Term SOFR indexed instruments. Similarly, if CME Term SOFR does not prove to be widely used, the trading price of instruments referencing CME Term SOFR may be lower than those of instruments indexed to indices that are more widely used.

There can be no guarantee that SOFR will not be discontinued or fundamentally altered in a manner that is materially adverse to the interests of investors in loans referencing SOFR. If the manner in which SOFR or CME Term SOFR is calculated is changed, that change may result in a reduction of the amount of interest payable on such loans and the trading prices of the SOFR Loans. In addition, there can be no guarantee that loans referencing SOFR or CME Term SOFR will continue to reference those rates until maturity or that, in the future, our loans will reference benchmark rates other than CME Term SOFR. Should any of these events occur, our loans, and the yield generated thereby, could be affected. Specifically, the anticipated yield on our loans may not be fully realized and our loans may be subject to increased pricing volatility and market risk.

We depend upon our Advisor and Administrator for our success and upon their access to the investment professionals and partners of Kayne Anderson and its affiliates. Any inability of the Advisor or the Administrator to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

Our portfolio is subject to management risk because it is actively managed. Our Advisor applies investment techniques and risk analyses in making investment decisions for us, but there can be no guarantee that they will produce the desired results. We depend upon, and intend to rely significantly on, the Advisor’s and its affiliates’ relationships with private equity sponsors, financial intermediaries, direct lending institutions and other counterparties that are active in our markets.

We do not have any internal management capacity or employees. We depend upon Kayne Anderson’s key personnel for our future success and upon their access to certain individuals and investment opportunities to execute on our investment objective. In particular, we depend on the diligence, skill and network of business contacts of our portfolio managers, who evaluate, negotiate, structure, close and monitor our investments. These individuals manage a number of investment vehicles on behalf of Kayne Anderson and, as a result, do not devote all of their time to managing us, which could negatively impact our performance. Furthermore, these individuals do not have long-term employment contracts with Kayne Anderson, although they do have equity interests and other financial incentives to remain with Kayne Anderson. We also depend on the senior management of Kayne Anderson. The departure of any of our portfolio managers or the senior management of Kayne Anderson could have a material adverse effect on our ability to achieve our investment objective. In addition, we can offer no assurance that our Advisor will remain our investment advisor or that we will continue to have access to Kayne Anderson’s industry contacts and deal flow. This could have a material adverse effect on our financial condition, results of operations and cash flows.

We depend on the diligence, skill and network of business contacts of the professionals available to our Administrator to carry out the administrative functions necessary for us to operate, including the ability to select and engage sub-administrators and third-party service providers. We can offer no assurance, however, that the professionals of the Administrator will continue to provide administrative services to us. Furthermore, if the Advisor fails to maintain such relationships, or to develop new relationships with other sources of investment opportunities, we will not be able to grow our investment portfolio. This could have a material adverse effect on our financial condition, results of operations and cash flows.

Our financial condition, results of operations and cash flows depend on our ability to manage our business and future growth effectively.

Our ability to achieve our investment objective depends on our ability to manage our business and grow, which depends, in turn, on the Advisor’s ability to identify, invest in and monitor companies that meet our investment selection criteria. Accomplishing this result on a cost-effective basis is largely a function of the Advisor’s structuring of the investment process, its ability to provide competent, attentive and efficient services to us and our access to financing on acceptable terms. The management team of the Advisor has substantial responsibilities under our Investment Advisor Agreement. We can offer no assurance that any current or future employees of the Advisor will contribute effectively to the work of, or remain associated with, the Advisor. We caution you that the principals of our Advisor or Administrator may also be called upon to provide and currently do provide managerial assistance to portfolio companies and other investment vehicles, including other BDCs, which are managed by affiliates of the Advisor. Such demands on their time may distract them or slow our rate of investment. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

The Advisor may frequently be required to make investment analyses and decisions on an expedited basis in order to take advantage of investment opportunities, and our Advisor may not have knowledge of all circumstances that could impact an investment by the Company.

Investment analyses and decisions by the Advisor may frequently be required to be undertaken on an expedited basis to take advantage of investment opportunities, and the Advisor may not have knowledge of all circumstances that could adversely affect an investment by us. Moreover, there can be no assurance that our due diligence processes will uncover all relevant facts that would be material to an investment decision. Before making an investment, we will assess the strength of the underlying assets and other factors that we believe are material to the performance of the investment. In making the assessment and otherwise conducting customary due diligence, we will rely on the resources available to us and, in some cases, an investigation by third parties. This process is particularly important and highly subjective.

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

There are significant potential conflicts of interest that could affect our investment returns, including conflicts related to obligations the Advisor’s investment committee, the Advisor or its affiliates have to other clients and conflicts related to fees and expenses of such other clients, the valuation process for certain portfolio holdings of ours, other arrangements with the Advisor or its affiliates, and the Advisor’s recommendations given to us may differ from those rendered to their other clients.

As a result of our arrangements with the Advisor and its affiliates and the Advisor’s investment committee, there may be times when the Advisor or such persons have interests that differ from those of our stockholders, giving rise to a conflict of interest.

In particular, the following conflicts of interest may arise, among others:

●	the members of the Advisor’s investment committee serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of accounts sponsored or managed by the Advisor or its affiliates;

●	the Advisor, its affiliates and its personnel may have obligations to other clients or investors in entities they manage, the fulfilment of which may not be in the best interests of us or our stockholders;

●	our investment objective may overlap with the investment objectives of such affiliated accounts;

●	certain of the Advisor’s other accounts may provide for higher management or incentive fees, greater expense reimbursements or overhead allocations, or permit affiliates of the Advisor to receive origination and other transaction fees;

●	members of Kayne Anderson and its affiliates may serve on the boards of directors of and advise companies which may compete with our portfolio investments. Moreover, these other funds, separate accounts and other vehicles managed by Kayne Anderson and its affiliates may pursue investment opportunities that may also be suitable for us; and

●	the participation of the Advisor’s investment professionals in our valuation process could result in a conflict of interest as the Advisor’s base management fee is based, in part, on our fair market value of investments including assets purchased with borrowings under credit facilities and issuances of senior unsecured notes, excluding cash, U.S. government securities and commercial paper instruments maturing within one year of purchase, and our incentive fees will be based, in part, on unrealized gains and losses.

Additionally, the incentive fee payable by us to the Advisor may create an incentive for the Advisor to cause us to realize capital gains or losses that may not be in the best interests of us or our stockholders. Under the incentive fee structure, the Advisor benefits when we recognize capital gains and, because the Advisor determines when an investment is sold, the Advisor controls the timing of the recognition of such capital gains. Our Board is charged with protecting our stockholders’ interests by monitoring how the Advisor addresses these and other conflicts of interest associated with its management services and compensation.

The part of the management and incentive fees payable to Advisor that relates to our net investment income is computed and paid on income that may include interest income that has been accrued but not yet received in cash, such as market discount, debt instruments with paid-in-kind (“PIK”) interest, preferred stock with PIK dividends, zero coupon securities, and other deferred interest instruments and may create an incentive for the Advisor to make investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangements. This fee structure may be considered to give rise to a conflict of interest for the Advisor to the extent that it may encourage the Advisor to favor debt financings that provide for deferred interest, rather than current cash payments of interest. Under these investments, we will accrue the interest over the life of the investment, but we will not receive the cash income from the investment until the end of the term. Our net investment income used to calculate the income portion of our investment fee, however, includes accrued interest. The Advisor may have an incentive to invest in deferred interest securities in circumstances where it would not have done so but for the opportunity to continue to earn the fees even when the issuers of the deferred interest securities would not be able to make actual cash payments to us on such securities. This risk could be increased because the Advisor is not obligated to reimburse us for any fees received even if we subsequently incur losses or never receive in cash the deferred income that was previously accrued.

The Advisor seeks to allocate investment opportunities among eligible accounts in a manner that is fair and equitable over time and consistent with its allocation policy. However, we can offer no assurance that such opportunities will be allocated to us fairly or equitably in the short-term, and there can be no assurance that we will be able to participate in all investment opportunities that are suitable to us.

The Advisor’s investment committee, the Advisor or its affiliates may, from time to time, possess material non-public information, limiting our investment discretion.

Principals of the Advisor and its affiliates and members of the Advisor’s investment committee may serve as directors of, or in a similar capacity with, companies in which we invest, the securities of which are purchased or sold on our behalf. In the event that material nonpublic information is obtained with respect to such companies, or we become subject to trading restrictions under the internal trading policies of those companies or as a result of applicable law or regulations (for example, the antifraud provisions for the federal securities laws), we could be prohibited for a period of time from purchasing or selling the securities of such companies, and this prohibition may have an adverse effect on us.

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

Pursuant to such exemptive relief, and subject to certain conditions, we are permitted to co-invest in the same security with our affiliates in a manner that is consistent with our investment objective, investment strategy, regulatory consideration and other relevant factors. If opportunities arise that would otherwise be appropriate for us and an affiliate to purchase different securities in the same issuer, our Advisor will need to decide which account will proceed with such investment. Our Advisor’s investment allocation policy incorporates the conditions of exemptive relief to seek to ensure that investment opportunities are allocated in a manner that is fair and equitable. However, although the Advisor endeavors to fairly allocate investment opportunities in the long-run, we can offer no assurance that investment opportunities will be allocated to us fairly or equitably in the short-term.

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

We will be prohibited under the 1940 Act from participating in certain transactions with certain affiliates of ours without the prior approval of a majority of our independent directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act, and we will generally be prohibited from buying or selling any securities from or to such affiliate on a principal basis, absent the prior approval of our Board and, in some cases, the SEC. The 1940 Act also prohibits certain “joint” transactions with certain affiliates of ours, which in certain circumstances could include investments in the same portfolio company (whether at the same or different times to the extent the transaction involves a joint investment), without prior approval of our Board and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates.

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

A number of entities compete with us to make the types of investments that we plan to make in middle market companies, including BDCs, traditional commercial banks, private investment funds, regional banking institutions, small business investment companies, investment banks and insurance companies. Additionally, with increased competition for investment opportunities, alternative investment vehicles such as hedge funds may seek to invest in areas they have not traditionally invested in or from which they had withdrawn during the economic downturn, including investing in middle market companies. We will compete with public and private funds, commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, we believe some of our competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than we do. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or the source of income, asset diversification and distribution requirements we must satisfy to qualify and maintain our qualification as a RIC. As a result of this competition, we may from time to time not be able to take advantage of attractive investment opportunities, and we may not be able to identify and make investments that are consistent with our investment objective.

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

The competitive pressures we face may have a material adverse effect on our business, financial condition and results of operations.

We will be subject to corporate-level income tax if we are unable to qualify as a RIC.

We have elected, and intend to qualify annually thereafter, to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code; however, no assurance can be given that we will be able to qualify for and maintain RIC tax treatment. In order to qualify, and maintain qualification, as a RIC under the Code, we must meet certain source-of-income, asset diversification and distribution requirements. The distribution requirement for a RIC is satisfied if we distribute to our stockholders dividends for U.S. federal income tax purposes of an amount generally at least equal to the sum of 90% of our investment company taxable income, which is generally our net ordinary income plus the excess of our net short-term capital gains in excess of our net long-term capital losses, determined without regard to any deduction for dividends paid, and 90% of our net tax-exempt interest income, if any, to our stockholders on an annual basis. We are subject, to the extent we use debt financing, to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to qualify as a RIC. If we are unable to obtain cash from other sources, we may fail to be subject to tax as a RIC and, thus, may be subject to corporate-level income tax. To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each quarter of our taxable year. Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of our qualification as a RIC. Because a significant portion of our investments are in private or thinly traded public companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to qualify as a RIC for any reason and become subject to corporate-level income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distributions to stockholders and the amount of our distributions and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and our stockholders.

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

For U.S. federal income tax purposes, we include in income certain amounts that we have not yet received in cash, such as the accretion of original issue discount (“OID”). This may arise if we receive warrants in connection with the making of a loan and in other circumstances, or through contracted PIK interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Such OID, which could be significant relative to our overall investment activities or increases in loan balances as a result of contracted PIK arrangements, is included in income before we receive any corresponding cash payments. We also may be required to include in income certain other amounts that we do not receive in cash. We may be also subject to the following risks associated with PIK and OID investments:

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

We intend to further borrow under credit facilities and/or issue senior unsecured notes and, may issue preferred stock in the future (although we do not anticipate issuing preferred stock in the next 12 months), which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are currently permitted to issue “senior securities,” including borrowing money from banks or other financial institutions, only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If we fail to comply with certain disclosure requirements, our asset coverage ratio under the 1940 Act would be 200%, which would decrease the amount of leverage we are able to incur.

Nevertheless, if the value of our assets declines, we may be unable to satisfy this ratio. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Also, any amounts that we use to service our indebtedness would not be available for distributions to holders of our shares of common stock. If we issue senior securities, we will be exposed to typical risks associated with leverage, including an increased risk of loss. In addition, if the value of the Company’s assets decreases, leverage will cause the Company’s net asset value to decline more sharply than it otherwise would have without leverage or with lower leverage. Similarly, any decrease in the Company’s revenue would cause its net income to decline more sharply than it would have if the Company had not borrowed or had borrowed less under the credit facilities.

In the absence of an event of default, no person or entity from which we borrow money has a veto right or voting power over our ability to set policy, make investment decisions or adopt investment strategies. If we issue preferred stock, which is another form of leverage, the preferred stock would rank “senior” to common stock in our capital structure, preferred stockholders would have separate voting rights on certain matters and might have other rights, preferences or privileges more favorable than those of our common stockholders, and the issuance of preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our common stock or otherwise be in the best interest of our common stockholders. Holders of our common stock will directly or indirectly bear all of the costs associated with offering and servicing any preferred stock that we issue. In addition, any interests of preferred stockholders may not necessarily align with the interests of holders of our shares of common stock, and the rights of holders of shares of preferred stock to receive distributions would be senior to those of holders of shares of common stock. We do not, however, anticipate issuing preferred stock in the next 12 months.

We are not generally able to issue and sell our shares of common stock at a price below NAV per share. We may, however, sell our shares of common stock, or warrants, options or rights to acquire our shares of common stock, at a price below the then-current NAV per share of our common stock if our Board determines that such sale is in the best interests of us and our stockholders, and if our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board, closely approximates the market value of such securities (less any distributing commission or discount). If we raise additional funds by issuing common stock or senior securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our stockholders at that time will decrease, and holders of our common stock might experience dilution.

We finance our investments with borrowings under credit facilities and issuances of senior unsecured notes, which will magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us.

The use of leverage magnifies the potential for gain or loss on amounts invested. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities. The amount of leverage that we employ will depend on the Advisor’s and our Board’s assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us. For example, due to the interplay of the 1940 Act restrictions on principal and joint transactions and the U.S. risk retention rules adopted pursuant to Section 941 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), as a BDC we are currently unable to enter into any securitization transactions. We cannot assure you that the SEC or any other regulatory authority will modify such regulations or provide administrative guidance that would permit us to enter into securitizations, whether on a timely basis or at all. We may issue senior debt securities to banks, insurance companies and other lenders. Lenders of these senior securities will have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such lenders to seek recovery against our assets in the event of a default. We may pledge up to 100% of our assets and may grant a security interest in all of our assets under the terms of any debt instruments we may enter into with lenders. In addition, under the terms of our credit facilities or future credit facilities we enter into, we are likely to be required by its terms to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses. If the value of our assets decreases, leveraging would cause our NAV to decline more sharply than it otherwise would have had we not leveraged, thereby magnifying losses or eliminating our equity stake in a leveraged investment. Similarly, any decrease in our net investment income will cause our net income to decline more sharply than it would have had we not borrowed. Such a decline would also negatively affect our ability to make distributions on our common stock or any outstanding preferred stock. Our ability to service our debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. Our common stockholders bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the base management fee payable to the Advisor.

As a BDC, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include our borrowings under our credit facilities and issuances of senior unsecured notes and any preferred stock that we may issue in the future (although we do not anticipate issuing preferred stock in the next 12 months). The current asset coverage ratio applicable to the Company is 150%. If this ratio were to decline below the then applicable minimum asset coverage ratio, we would be unable to incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so. This could have a material adverse effect on our operations, and we may not be able to make distributions in amounts sufficient to maintain our status as a RIC, or at all.

Provisions in our credit facilities and our senior unsecured notes contain various covenants, which, if not complied with, could accelerate our repayment obligations under such facilities, thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay distributions.

Our Credit Facilities (as defined herein) are backed by all or a portion of our loans and securities on which the lenders have a security interest. We may pledge up to 100% of our assets and may grant a security interest in all of our assets under the terms of any debt instrument we enter into with the lenders pursuant to our Credit Facilities. We expect that any security interests we grant will be set forth in a pledge and security agreement or other collateral arrangement and evidenced by the filing of financing statements by the agent for the lenders. In addition, we expect that the custodian for our securities serving as collateral for such loan would include in its electronic systems notices indicating the existence of such security interests and, following notice of occurrence of an event of default, if any, and during its continuance, will only accept transfer instructions with respect to any such securities from the lender or its designee. If we default under the terms of our Credit Facilities, the agent for the applicable lenders would be able to assume control of the timing of disposition of any or all of our assets securing such debt, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

In addition, any security interests and/or negative covenants contained in our Credit Facilities limit our ability to create liens on assets to secure additional debt and make it difficult for us to restructure or refinance indebtedness at or prior to maturity. If our borrowing base under a credit facility decreases, we may be required to secure additional assets in an amount sufficient to cure any borrowing base deficiency. In the event that all of our assets are secured at the time of such a borrowing base deficiency, we could be required to repay indebtedness under our Credit Facilities or make deposits to a collection account, either of which could have a material adverse impact on our ability to fund future investments and to make distributions. We have made customary representations and warranties and are required to comply with various covenants, reporting requirements (including requirements relating to portfolio performance, required minimum portfolio yield and limitations on delinquencies and charge-offs) and other customary requirements for similar credit facilities.

Our 8.65% Series A Notes due June 2027 (the “Series A Notes”) and 8.74% Series B Notes due June 2028 (the “Series B Notes”, and collectively with the Series A Notes, the “Notes”) were issued under a note purchase agreement, dated June 29, 2023 (the “Note Purchase Agreement”). The Note Purchase Agreement contains certain representations and warranties, and various covenants and reporting requirements customary for agreements of this type, including, without limitation, information reporting, maintenance of our status as a BDC within the meaning of the 1940 Act, and certain restrictions with respect to transactions with affiliates, fundamental changes, changes of line of business and permitted liens. In addition, the Note Purchase Agreement contains the following financial covenants, which are measured as of each fiscal quarter-end: (a) maintaining a minimum shareholders’ equity and (b) maintaining a minimum asset coverage ratio.

Our continued compliance with the covenants contained under the Credit Facilities and the Note Purchase Agreement depends on many factors, some of which are beyond our control, and there can be no assurances that we will continue to comply with such covenants. Our failure to satisfy the respective covenants could result in foreclosure by the lenders under the applicable credit facility or governing instrument or acceleration by the applicable lenders or noteholders, which would accelerate our repayment obligations under the relevant agreement and thereby have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders. Because the Credit Facilities and the Note Purchase Agreement have, and any future credit facilities and documents governing the issuance of senior unsecured notes will likely have, customary cross-default provisions, if the indebtedness under the Credit Facilities or represented by the Series A Notes or the Series B Notes or under any future credit facility or senior unsecured note, is accelerated, we may be unable to repay or finance the amounts due.

Adverse developments in the credit markets may impair our ability to enter into new credit facilities or our ability to issue senior unsecured notes.

Following the passage of Dodd-Frank 2010, many commercial banks and other financial institutions stopped lending or significantly curtailed their lending activity. In addition, in an effort to stem losses and reduce their exposure to segments of the economy deemed to be high risk, some financial institutions limited routine refinancing and loan modification transactions and even reviewed the terms of existing facilities to identify bases for accelerating the maturity of existing lending facilities. To the extent these circumstances arise again in the future, it may be difficult for us to finance the growth of our investments on acceptable economic terms, or at all, and one or more of our credit facilities could be accelerated by the lenders.

If we do not invest a sufficient portion of our assets in qualifying assets, we could fail to qualify as a BDC or be precluded from investing according to our current business strategy and such failure would decrease our operating flexibility.

As a BDC, we may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets.

In the future, we believe that most of our investments will constitute qualifying assets. However, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could violate the 1940 Act provisions applicable to BDCs. As a result of such violation, specific rules under the 1940 Act would significantly decrease our operating flexibility and could prevent us, for example, from making follow-on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at inappropriate times in order to come into compliance with the 1940 Act. If we need to dispose of such investments quickly, it could be difficult to dispose of such investments on favorable terms. We may not be able to find a buyer for such investments and, even if we do find a buyer, we may have to sell the investments at a substantial loss. Any such outcomes would have a material adverse effect on our business, financial condition, results of operations and cash flows.

The majority of our portfolio investments are recorded at fair value as determined in good faith by our Advisor and, as a result, there may be uncertainty as to the value of our portfolio investments.

The majority of our portfolio investments take the form of securities for which no market quotations are readily available. The fair value of securities and other investments that are not publicly traded may not be readily determinable, and we value these securities at fair value as determined in good faith by our Advisor, including to reflect significant events affecting the value of our securities. As discussed in more detail under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations -- Investment Valuation,” most, if not all, of our investments (other than cash and cash equivalents) are classified as Level 3 under ASC Topic 820. This means that our portfolio valuations are based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of our portfolio investments require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which may include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information.

Our Level 3 investments will typically consist of instruments for which a liquid trading market does not exist. The fair value of these instruments may not be readily determinable. We will value these instruments in accordance with valuation procedures adopted by our Advisor. We intend to use the services of an independent valuation firm to review the fair value of certain instruments prepared by our Advisor. At least once annually, the valuation for each portfolio investment for which a market quote is not readily available will be reviewed by an independent valuation firm. The types of factors that the Advisor may consider in fair value pricing of our investments include, where relevant: the nature and realizable value of any collateral; the company’s ability to make interest payments, amortization payments (if any) and other fixed charges; the company’s historical and projected financial results; the markets in which the company does business; the estimated enterprise value of the company based on comparisons to publicly-traded securities, on discounted cash flows and other valuation methodologies; changes in the interest rate environments and the credit markets generally that may affect the price at which similar investments may be made; and other relevant factors. Because such valuations, and particularly valuations of non-traded instruments and private companies, are inherently uncertain, they may fluctuate over short periods of time and may be based on estimates. The determination of fair value by our Advisor may differ materially from the values that would have been used if a liquid trading market for these instruments existed. Our NAV could be adversely affected if the determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such investments.

We adjust quarterly (or as otherwise may be required by the 1940 Act in connection with the issuance of our shares) the valuation of our portfolio to reflect our Advisor’s determination of the fair value of each investment in our portfolio. Any changes in fair value are recorded in our consolidated statement of operations as net change in unrealized appreciation or depreciation.

New or modified laws or regulations governing our operations and government intervention in the credit markets generally may adversely affect our business.

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

In addition, the central banks and, in particular, the U.S. Federal Reserve, have taken unprecedented steps since the financial crises of 2008-2009, the COVID-19 global pandemic and in response to inflationary pressures. On the other hand, recent governmental intervention could mean that the willingness of governmental bodies to take additional extraordinary action is diminished. It is impossible to predict if, how, and to what extent the United States and other governments would further intervene in credit markets. As a result, in the event of near-term major market disruptions, like those caused by the COVID-19 pandemic, there might be only limited additional government intervention, resulting in correspondingly greater market dislocation and materially greater market risk.

Additionally, changes to the laws and regulations governing our operations, including those associated with RICs, may cause us to alter our investment strategy in order to avail ourselves of new or different opportunities or result in the imposition of corporate-level taxes on us. Such changes could result in material differences to our strategies and plans and may shift our investment focus from the areas of expertise of the Advisor to other types of investments in which the Advisor may have little or no expertise or experience. Any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment. If we invest in commodity interests in the future, the Advisor may determine not to use investment strategies that trigger additional regulation by the U.S. Commodity Futures Trading Commission (the “CFTC”), or may determine to operate subject to CFTC regulation, if applicable. If we or the Advisor were to operate subject to CFTC regulation, we may incur additional expenses and would be subject to additional regulation.

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

On May 24, 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act was enacted, which left the architecture and core features of Dodd-Frank intact but significantly recalibrated applicability thresholds, revised various post-crisis regulatory requirements, and provided targeted regulatory relief to certain financial institutions. Among the most significant of its amendments to Dodd-Frank were a substantial increase in the $50 billion asset threshold to $250 billion for automatic regulation of bank holding companies (“BHCs”) as “systemically important financial institutions” an exemption from the Volcker Rule for insured depository institutions with less than $10 billion in consolidated assets and lower levels of trading assets and liabilities, as well as amendments to the liquidity leverage ratio and supplementary leverage ratio requirements. In addition, effective October 1, 2020, the U.S. Federal Reserve, SEC and other federal agencies modified their regulations under the Volcker Rule to loosen the restrictions on financial institutions. The effects of these and any further rules or regulations that may be enacted by the Biden administration or future administrations, are and could be complex and far-reaching, and the change and any future laws or regulations or changes thereto could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business, financial condition and results of operations.

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

Ongoing implementation of, or changes in, including changes in interpretation or enforcement of, laws and regulations could impose greater costs on us and on financial services companies and impact the value of assets we hold and our business, financial condition and results of operations. In addition, uncertainty regarding legislation and regulations affecting the financial services industry or taxation could also adversely impact our business or the business of our portfolio companies. If we do not comply with applicable laws and regulations, we could lose any licenses that we then hold for the conduct of our business and may be subject to civil fines and criminal penalties.

Our Board may change our investment objective, operating policies and strategies without prior notice or stockholder approval, and we may temporarily deviate from our regular investment strategy.

Our Board has the authority, except as otherwise provided in the 1940 Act, to modify or waive our investment objective and certain of our operating policies and strategies without prior notice and without stockholder approval. However, absent stockholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. We cannot predict the effect any changes to our current investment objective, operating policies and strategies would have on our business, operating results and the price value of our common stock. Nevertheless, any such changes could adversely affect our business and impair our ability to make distributions.

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

Efforts to comply with the Sarbanes-Oxley Act will involve significant expenditures, and non-compliance with the Sarbanes-Oxley Act would adversely affect us and the value of our shares of common stock.

We are required to comply with certain requirements of the Sarbanes-Oxley Act and the related rules and regulations promulgated by the SEC but will not have to comply with certain requirements until we have been registered under the Exchange Act for a specified period of time or cease to be an “emerging growth company.”

Upon registering our shares of common stock under the Exchange Act, we will be subject to the Sarbanes-Oxley Act and the related rules and regulations promulgated by the SEC, and our management will be required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We will be required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. As a result, we expect to incur significant additional expenses that may negatively impact our financial performance and our ability to make distributions. This process will also result in a diversion of management’s time and attention. We do not know when our evaluation, testing and remediation actions will be completed or its impact on our operations. In addition, we may be unable to ensure that the process is effective or that our internal control over financial reporting is or will be effective. In the event that we are unable to come into and maintain compliance with the Sarbanes-Oxley Act and related rules, we and the value of our securities would be adversely affected.

We are highly dependent on information systems, and cybersecurity risks and cyber incidents may adversely affect our business or the business of our portfolio companies, which may, in turn, negatively affect the value of our shares of common stock and our ability to pay distributions.

Our business depends on the communications and information systems of our Advisor and its affiliates, our portfolio companies and third-party service providers. These systems are subject to potential cybersecurity attacks and incidents, including through adverse events that threaten the confidentiality, integrity or availability of our information resources. Cyber hacking could also cause significant disruption and harm to the companies in which we invest. Additionally, digital and network technologies (collectively, “cyber networks”) might be at risk of cyberattacks that could potentially seek unauthorized access to digital systems for purposes such as misappropriating sensitive information, corrupting data or causing operational disruption. Cyberattacks might potentially be carried out by persons using techniques that could range from efforts to electronically circumvent network security or overwhelm websites to intelligence gathering and social engineering functions aimed at obtaining information necessary to gain access. These attacks could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption and result in disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships, any of which could, in turn, have a material adverse effect on our operating results and negatively affect the value of our securities and our ability to pay distributions to our stockholders.

As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by the Advisor and third-party service providers. In addition, we and the Advisor currently or in the future are expected to routinely transmit and receive personal, confidential and proprietary information by email and other electronic means. We and the Advisor may not be able to ensure secure capabilities with all of our clients, vendors, service providers, counterparties and other third parties to protect the confidentiality of the information.

In addition, we, the Advisor and many of our third-party service providers currently have work from home policies. Such a policy of remote working could strain our technology resources and introduce operational risks, including heightened cybersecurity risks and other risks described above. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts. There is no assurance that any efforts to mitigate cybersecurity risks undertaken by us or our Advisor will be effective. Network, system, application and data breaches as a result of cybersecurity risks or cyber incidents could result in operational disruptions or information misappropriation that could have a material adverse effect on our business, results of operations and financial condition of us and of our portfolio companies.

There may be trademark risk, as we do not own the Kayne Anderson name.

We do not own the Kayne Anderson name, but we are permitted to use it as part of our corporate name pursuant to a license agreement with the Advisor. Use of the name by other parties or the termination of the license agreement may harm our business.

Risks Relating to Our Investments

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

During any period of higher-than-normal levels of inflation, such as the current inflationary environment, interest rates typically increase. Higher interest rates will increase the cost of our borrowings and may reduce returns to stockholders (including resulting in lower dividend payments by us). Further, in response to rising risk-free interest rates, market participants could require higher rates of interest on the types of loans and credit investments that we own, which would decrease the value of those investments.

In an effort to control inflation, the Federal Open Market Committee, the committee within the U.S. Federal Reserve that sets domestic monetary policy, raised the target range for the federal funds rate eleven times since March 2022 and to a current range of 5.25% to 5.50% as of January 2024. The U.S. Federal Reserve has signaled that further increases could continue to happen. Rising rates generally have a negative impact on income-oriented investments such as those in which we invest and could be adversely impacted by these actions. There is no assurance that the actions being taken by the U.S. Federal Reserve will improve the outlook for long-term inflation or whether they might result in a recession. A recession could lead to declined employment, global demand destruction and/or business failures, which may result in a decline in the value of our portfolio. In addition, increased interest rates could increase our cost of borrowing and reduce the return on leverage to common stockholders.

Our business is dependent on bank relationships and recent strain on the banking system may adversely impact us.

The financial markets recently have encountered volatility associated with concerns about the balance sheets of banks, especially small and regional banks, which may have significant losses associated with investments that make it difficult to fund demands to withdraw deposits and other liquidity needs. Although the federal government has announced measures to assist these banks and protect depositors, some banks have already been impacted and others may be materially and adversely impacted. Our business is dependent on bank relationships and we are proactively monitoring the financial health of such bank relationships. Continued strain on the banking system may adversely impact our business, financial condition and results of operations. To the extent that our portfolio companies work with banks that are negatively impacted by the foregoing, such portfolio companies’ ability to access their own cash, cash equivalents and investments may be threatened. In addition, such affected portfolio companies may not be able to enter into new banking arrangements or credit facilities or receive the benefits of their existing banking arrangements or facilities. Any such developments could harm our business, financial condition, and operating results, and prevent us from fully implementing our investment plan. Continued strain on the banking system may adversely impact our business, financial condition and results of operations.

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

We invest in highly leveraged companies, which could cause us to lose all or a part of our investment in those companies.

Investment in leveraged companies involves a number of significant risks. Leveraged companies in which we invest may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold. Such developments may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of our realizing any guarantees that we may have obtained in connection with our investment. In addition, leveraged companies may experience bankruptcy or similar financial distress that may adversely and permanently affect the issuer, in addition to risks associated with the duration and administrative costs of bankruptcy proceedings.

Smaller leveraged companies and middle market companies also may have less predictable operating results and may require substantial additional capital to support their operations, finance their expansion or maintain their competitive position. Middle market companies may have limited financial resources, may have difficulty accessing the capital markets to meet future capital needs and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of our realizing any guarantees we may have obtained in connection with our investment. In addition, such companies typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns. Middle market companies are also more likely to depend on the management talents and efforts of a small group of persons, and the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us.

The debt that we invest in is typically not rated by any rating agency, but we believe that if such investments were rated, they would be below investment grade (rated lower than “Baa3” by Moody’s Investors Service, lower than “BBB-” by Fitch Ratings or lower than “BBB-” by Standard & Poor’s Ratings Services), which under the guidelines established by these entities is an indication of having predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. Bonds that are rated below investment grade are sometimes referred to as “high yield bonds” or “junk bonds.” Therefore, our investments will result in an above average amount of risk and volatility or loss of principal.

Defaults by our portfolio companies, including defaults relating to collateral, will harm our operating results.

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

We may also make unsecured debt investments in portfolio companies in the form of borrowings under credit facilities or issuances of senior unsecured notes, meaning that such investments will not benefit from any interest in collateral of such companies. Liens on such portfolio companies’ collateral, if any, will secure the portfolio company’s obligations under its outstanding secured debt and may secure certain future debt that is permitted to be incurred by the portfolio company under its secured debt agreements. The holders of obligations secured by such liens will generally control the liquidation of, and be entitled to receive proceeds from, any realization of such collateral to repay their obligations in full before us. In addition, the value of such collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of such collateral would be sufficient to satisfy our unsecured debt obligations after payment in full of all secured debt obligations. If such proceeds were not sufficient to repay the outstanding secured debt obligations, then our unsecured claims would rank equally with the unpaid portion of such secured creditors’ claims against the portfolio company’s remaining assets, if any.

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

The lack of liquidity and price decline in our investments may adversely affect our business, including by reducing our NAV through increased net unrealized depreciation.

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

Further, in connection with the disposition of an investment in a portfolio company, we may be required to make representations about the business and financial affairs of the portfolio company, or may be responsible for the contents of disclosure documents under applicable securities laws. We may also be required to indemnify the purchasers of such investment or underwriters to the extent that any such representations or disclosure documents turn out to be incorrect, inaccurate or misleading. These arrangements may result in contingent liabilities, for which we may establish reserves or escrows. However, we can offer no assurance that we will adequately reserve for our contingent liabilities and that such liabilities will not have an adverse effect on us. Such contingent liabilities might ultimately have to be funded by proceeds, including the return of capital, from our other investments.

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

We have a maturity policy between three to six years for our debt investments. The portfolio companies in which we expect to invest may be unable to repay or refinance outstanding principal on their loans at or prior to maturity. This risk and the risk of default is increased to the extent that the loan documents do not require the portfolio companies to pay down the outstanding principal of such debt prior to maturity. As a result, once our investments mature, we will need to seek new investments for such capital.

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

Because we generally do not hold controlling equity interests in our portfolio companies, we may not be able to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments and there is no assurance that portfolio company management will be able to operate their companies in accordance with our expectations.

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

Furthermore, the day-to-day operations of each portfolio company in which we invest will be the responsibility of that portfolio company’s management team. Although we will be responsible for monitoring the performance of each investment and generally intend to invest in portfolio companies operated by strong management, there can be no assurance that the existing management team, or any successor, will be able to operate any such portfolio company in accordance with our expectations. There can be no assurance that a portfolio company will be successful in retaining key members of its management team, the loss of whom could have a material adverse effect on us. Although we generally intend to invest in companies with strong management, there can be no assurance that the existing management of such companies will continue to operate a company successfully.

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

Under the Investment Advisory Agreement, the Advisor does not assume any responsibility to us other than to render the services called for under that agreement, and it is not responsible for any action of our Board in following or declining to follow the Advisor’s advice or recommendations. Under the terms of the Investment Advisory Agreement, the Advisor, its officers, members, personnel and any person controlling or controlled by the Advisor are not liable to us, any subsidiary of ours, our directors, our stockholders or any subsidiary’s stockholders or partners for acts or omissions performed in accordance with and pursuant to the Investment Advisory Agreement, except those resulting from acts constituting willful misfeasance, bad faith, gross negligence or reckless disregard of the Advisor’s duties under the Investment Advisory Agreement. In addition, we have agreed to indemnify the Advisor and each of its officers, directors, members, managers and employees from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Investment Advisory Agreement, except where attributable to willful misfeasance, bad faith, gross negligence or reckless disregard of such person’s duties under the Investment Advisory Agreement. Similarly, the Administrator and certain specified parties providing administrative services pursuant to the relevant agreement are not liable to us or our stockholders for, and we have agreed to indemnify them for, any claims or losses arising out of the good faith performance of their duties or obligations, except where attributable to willful misfeasance, bad faith, gross negligence or reckless disregard of the Administrator’s duties. These protections may lead the Advisor or the Administrator to act in a riskier manner when acting on our behalf than it would when acting for its own account.

We may be subject to risks under hedging transactions and our ability to enter into transactions involving derivatives and financial commitment transactions may be limited.

We may engage in hedging transactions in the form of interest rate swaps, caps, collars and floors, intended to limit our exposure to interest rate fluctuations to the limited extent such transactions are permitted under the 1940 Act and applicable commodities laws. Engaging in hedging transactions would entail additional risks to our stockholders.

In addition, we are subject to legislation that may limit our ability to enter into such transactions. For example, in August 2022, Rule 18f-4 under the 1940 Act, regarding the ability of a BDC (or a registered investment company) to use derivatives and other transactions that create future payment or delivery obligations (except reverse repurchase agreements and similar financing transactions), became effective. Under the rule, BDCs that make significant use of derivatives are required to operate subject to a value-at-risk leverage limit, adopt a derivatives risk management program and appoint a derivatives risk manager, and comply with various testing and board reporting requirements. These requirements apply unless the BDC qualifies as a “limited derivatives user,” as defined under the adopted rules. Under the rule, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Though we do not engage in hedging transactions as a principal investment strategy, collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts.

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

To the extent that we borrow under credit facilities and issue senior unsecured notes, the potential for gain or loss on amounts invested in us will be magnified and may increase the risk of investing in us. Borrowings under credit facilities and issuances of senior unsecured notes may also adversely affect the return on our assets, reduce cash available to service our debt or for distribution to our stockholders, and result in losses.

The use of leverage in the form of borrowings under credit facilities and issuances of senior unsecured notes increases the volatility of investments by magnifying the potential for gain or loss on invested equity capital. Since we use leverage in the form of borrowings under credit facilities and issuances of senior unsecured notes to partially finance our investments, you will experience increased risks of investing in our securities. If the value of our assets decreases, leveraging will cause NAV to decline more sharply than it otherwise would if we had not borrowed under the credit facilities and issued senior unsecured notes. Similarly, any decrease in our income would cause net income to decline more sharply than it would have if we had not borrowed under the credit facilities and issued senior unsecured notes. Such a decline could negatively affect our ability to service our debt or make distributions to our stockholders. In addition, our stockholders will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the management or incentive fees payable to our Advisor.

The amount of borrowings under credit facilities and issuances of senior unsecured notes depends on our Advisor’s and our Board’s assessment of market and other factors at the time of any proposed borrowing under credit facilities and issuances of senior unsecured notes. We can offer no assurance that leveraged financing will be available to us on favorable terms or at all. However, to the extent that we use leverage to finance our assets, our financing costs will reduce cash available for servicing our debt or distributions to stockholders. Moreover, we may not be able to meet our financing obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to liquidation or sale to satisfy the obligations. In such an event, we may be forced to sell assets at significantly depressed prices due to market conditions or otherwise, which may result in losses.

We are subject to risks associated with our investment and trading of liquid credit (i.e., broadly syndicated loans).

From time to time, we may invest in liquid credit (i.e., broadly syndicated loans) that may be traded in public or institutional financial markets for which there is a more active market than some of our other investments. These investments may expose us to various risks, including with respect to liquidity, price volatility, interest rate risk, ability to restructure in the event of distress, credit risks and less protective issuing documentation, than is the case with the loans to middle market companies that comprise nearly all of our debt investments. Certain of these instruments may be fixed rate assets, thereby exposing us to interest rate risk in the valuation of such investments. Additionally, the financial markets in which these assets may be traded are subject to significant volatility (including due to macroeconomic conditions), which may impact the value of such investments and our ability to sell such instruments without incurring losses. The foregoing may result in volatility in the valuation of our liquid credit investments, which would, in turn, impact our NAV. Similarly, a sudden and significant increase in market interest rates may increase the risk of payment defaults and cause a decline in the value of these investments and in our NAV. We may sell our liquid credit investments from time to time in order to generate proceeds for use in our investment program, and we may suffer losses in connection with any such sales, due to the foregoing factors. We may not realize gains from our liquid credit investments and any gains that we realize may not be sufficient to offset any other losses we experience.

Risks Relating to Our Common Stock

There is no public market for our shares of common stock, and no market for our shares of our common stock may develop in the future.

There is no existing trading market for our shares of common stock, and no market for our shares of common stock may develop in the future. If developed, any such market may not be sustained. In the absence of a trading market, holders of our shares of common stock may be unable to liquidate an investment in our shares.

There are restrictions on the ability of holders of our Common Stock to transfer shares in excess of the restrictions typically associated with a private offering of securities under Regulation D and other exemptions from registration under the Securities Act, and these additional restrictions could further limit the liquidity of an investment in our shares of common stock and the price at which holders may be able to sell the shares.

We are relying on an exemption from registration under the Securities Act and state securities laws in offering our shares of common stock pursuant to the Subscription Agreements. As such, absent an effective registration statement covering our Common Stock, such shares may be resold only in transactions that are exempt from the registration requirements of the Securities Act and with our prior consent. Our Common Stock has limited transferability which could delay, defer or prevent a transaction or a change of control of the Company that might involve a premium price for our securities or otherwise be in the best interest of our stockholders.

Certain provisions of the DGCL, our certificate of incorporation, bylaws, and actions of our Board could deter takeover attempts and have an adverse impact on the value of common stock.

The General Corporation Law of the State of Delaware, as amended (the “DGCL”), contains provisions that may discourage, delay or make more difficult a change in control of us or the removal of our directors. Our certificate of incorporation and bylaws contain provisions that limit liability and provide for indemnification of our directors and officers. These provisions and others which we may adopt also may have the effect of deterring hostile takeovers or delaying changes in control or management. We are subject to Section 203 of the DGCL, the application of which is subject to any applicable requirements of the 1940 Act. This section generally prohibits us from engaging in mergers and other business combinations with stockholders that beneficially own 15% or more of our voting stock, either individually or together with their affiliates, unless our directors or stockholders approve the business combination in the prescribed manner. Section 203 of the DGCL may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer.

We have also adopted measures that may make it difficult for a third party to obtain control of us, including provisions of our certificate of incorporation that classify our Board of Directors in three classes serving staggered three-year terms, and provisions of our certificate of incorporation authorizing our Board of Directors to classify or reclassify shares of our preferred stock in one or more classes or series, and to cause the issuance of additional shares of our stock. These provisions, as well as other provisions in our certificate of incorporation and bylaws, may delay, defer or prevent a transaction or a change in control in circumstances that could give our stockholders the opportunity to realize a premium of the NAV of our shares of common stock.

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

A stockholder’s interest in us will be diluted if we issue additional shares, which could reduce the overall value of an investment in us.

Our stockholders do not have preemptive rights to any shares of common stock we issue in the future. To the extent that we issue additional equity interests at or below NAV your percentage ownership interest in us may be diluted. In addition, depending upon the terms and pricing of any future and the value of our investments, you may also experience dilution in the book value and fair value of your shares of common stock.

Under the 1940 Act, we generally are prohibited from issuing or selling our shares of common stock at a price below NAV per share, which may be a disadvantage as compared with certain public companies. We may, however, sell our shares of common stock, or warrants, options, or rights to acquire our shares of common stock, at a price below the current NAV of our shares of common stock if our Board of Directors determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders, including a majority of those stockholders that are not affiliated with us, approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board of Directors, closely approximates the fair value of such securities (less any distributing commission or discount). If we raise additional funds by issuing our shares of common stock or senior securities convertible into, or exchangeable for, our shares of common stock, then the percentage ownership of our stockholders at that time will decrease and you will experience dilution.

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

In addition, distributions declared in cash payable to stockholders that are participants in our DRIP will generally be automatically reinvested in our shares of common stock. As a result, stockholders that do not participate in our DRIP may experience dilution over time.

We may be subject to risks that arise from newly enacted federal tax legislation and our stockholders may receive our shares of Common Stock as dividends, which could result in adverse tax consequences to them.

The Inflation Reduction Act of 2022, among other things, introduced a 15% book minimum tax on larger corporations, a 1% excise tax on stock buybacks and increased investment in the Internal Revenue Service (the “IRS”) to aid in the enforcement of tax laws. The impact of such legislation, as well as federal tax legislation proposed but not yet enacted, on us, our stockholders and entities in which we may invest is uncertain. Prospective investors are urged to consult their tax advisors regarding the effects of the new legislation on an investment in us.

In order to satisfy the annual distribution requirement applicable to RICs, we will have the ability to declare a large portion of a dividend in our shares of common stock instead of in cash. As long as a portion of such dividend is paid in cash (which portion may be as low as 20% of such dividend) and certain requirements are met, the entire distribution will be treated as a dividend for U.S. federal income tax purposes. As a result, a stockholder generally would be subject to tax on 100% of the fair market value of the dividend on the date the dividend is received by the stockholder in the same manner as a cash dividend, even though most of the dividend was paid in our shares of common stock. We currently do not intend to pay dividends in our shares of common stock.

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

General Risk Factors

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

In addition, the recent outbreak of hostilities in the Middle East and escalating tensions in the region may create volatility and disruption of global markets.

We do not currently have portfolio investments with direct exposure to the Middle East, China, Taiwan, Russia or Ukraine.

Political, social and economic uncertainty, including uncertainty related to the COVID-19 pandemic, creates and exacerbates risks.

Social, political, economic and other conditions and events (such as natural disasters, epidemics and pandemics, terrorism, conflicts and social unrest) will occur that create uncertainty and have significant impacts on issuers, industries, governments and other systems, including the financial markets, to which companies and their investments are exposed. As global systems, economies and financial markets are increasingly interconnected, events that once had only local impact are now more likely to have regional or even global effects. Events that occur in one country, region or financial market will, more frequently, adversely impact issuers in other countries, regions or markets, including in established markets such as the U.S. Such risks include the large-scale invasion of Ukraine by Russia that began in February 2022, heightened tensions between China and Taiwan, the recent outbreak of hostilities in the Middle East, or the effect on world leaders and governments of global health pandemics, such as the COVID-19 pandemic. These impacts can be exacerbated by failures of governments and societies to adequately respond to an emerging event or threat. We do not currently have portfolio investments with direct exposure to the Middle East, China, Taiwan, Russia or Ukraine.

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

For example, the COVID-19 pandemic led to disruptions in local, regional, national and global markets and economies. With respect to the U.S. credit markets (in particular for middle market loans), this outbreak resulted in the following among other things: (i) significant disruption to the businesses of many middle market loan borrowers including supply chains, demand and practical aspects of their operations, as well as lay-offs of employees; (ii) increased draws by borrowers on revolving lines of credit; (iii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iv) volatility and disruption of these markets including greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues; and (v) rapidly evolving proposals and/or actions by state and federal governments to address problems experienced by the markets and by businesses and the economy in general which were not necessarily adequate to address the problems faced by the loan market and middle market businesses. Although many of these conditions have improved or resolved over the course of the pandemic, similar consequences could occur in the future as a result of new variants of the virus or other infectious diseases. The COVID-19 outbreak has had, and any future outbreaks could have, an adverse impact on the markets and the economy in general, which could have a material adverse impact on, among other things, the ability of lenders to originate loans, the volume and type of loans originated, and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by us and returns to us, among other things. Recurring COVID-19 outbreaks, including as a result of new variants of the virus, have led to the re-introduction of public health restrictions in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. It is impossible to determine the scope of any future outbreaks, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have or the full potential impact on us and our portfolio companies in which we invest.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

The Company’s Board of Directors (the “Board”) is responsible for overseeing the Company’s risk management program and cybersecurity is a critical element of this program. Management is responsible for the day-to-day administration of the Company’s risk management program and its cybersecurity policies, processes, and practices. The Company’s cybersecurity policies, standards, processes, and practices are based on recognized frameworks established by the National Institute of Standards and Technology, the International Organization for Standardization and other applicable industry standards and are fully integrated into the Company’s overall risk management processes. In general, the Company seeks to address material cybersecurity threats through a company-wide approach that addresses the confidentiality, integrity, and availability of the Company’s information systems or the information that the Company collects and stores, by assessing, identifying and managing cybersecurity issues as they occur.

Cybersecurity Risk Management and Strategy

The Company’s cybersecurity risk management strategy focuses on several areas:

●	Identification and Reporting: The Company has implemented a comprehensive, cross-functional approach to assessing, identifying and managing material cybersecurity threats and incidents. The Company’s program includes controls and procedures to properly identify, classify and escalate certain cybersecurity incidents to provide management visibility and obtain direction from management as to the public disclosure and reporting of material incidents in a timely manner.

●	Technical Safeguards: The Company implements technical safeguards that are designed to protect the Company’s information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality, and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence, as well as assistance from third party experts where necessary.

●	Incident Response and Recovery Planning: The Company has established and maintains comprehensive incident response, business continuity, and disaster recovery plans designed to address the Company’s response to a cybersecurity incident. The Company conducts regular tabletop exercises to test these plans and ensure personnel are familiar with their roles in a response scenario.

●	Third-Party Risk Management: The Company maintains a comprehensive, risk-based approach to identifying and overseeing material cybersecurity threats presented by third parties, including vendors, service providers, and other external users of the Company’s systems, as well as the systems of third parties that could adversely impact our business in the event of a material cybersecurity incident affecting those third-party systems, including any outside consultants who advise on the Company’s cybersecurity systems.

●	Education and Awareness: The Company provides regular, mandatory training for all levels of employees regarding cybersecurity threats as a means to equip the Company’s employees with effective tools to address cybersecurity threats, and to communicate the Company’s evolving information security policies, standards, processes, and practices.

The Company conducts periodic assessment and testing of the Company’s policies, standards, processes, and practices in a manner intended to address cybersecurity threats and events. This includes penetration testing of network infrastructure and phishing tests targeting the Adviser’s employees. The results of such assessments and reviews are evaluated by management and reported to the Board, and the Company adjusts its cybersecurity policies, standards, processes, and practices as necessary based on the information provided by these assessments and reviews.

Governance

The Board, in coordination with the Adviser, oversees the Company’s risk management program, including the management of cybersecurity threats. The Board receives regular updates and reports on developments in the cybersecurity space, including risk management practices, recent developments, vulnerability assessments, third-party and independent reviews, the threat environment, and information security issues encountered by the Company’. The Board also receives prompt and timely information regarding any cybersecurity risk that meets pre-established reporting thresholds, as well as ongoing updates regarding any such risk. On an annual basis, the Board and the Adviser discuss the Company’s approach to overseeing cybersecurity threats.

The Adviser has established an internal working group that includes relevant representation from senior management including the CCO, CFO, and CISO, and CTO who work collaboratively to implement a program designed to protect the Company’s information systems from cybersecurity threats and to promptly respond to any material cybersecurity incidents in accordance with the Company’s incident response and recovery plans. Through ongoing communication with these teams, the CISO, CTO and senior management are informed about and monitor the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real time, and report such threats and incidents to the Board when appropriate.

The CTO and CISO have served in various roles in information technology and information security for over 28 and 25 years respectively and hold relevant professional certifications. The Adviser’s CCO and CFO, each hold undergraduate and graduate degrees in their respective fields, and each have over 15 and 28 years of experience managing risk at the Company and at similar companies, including assessing cybersecurity threats.

Material Effects of Cybersecurity Incidents

Risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected and are not reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition.

ITEM 2. PROPERTIES

The headquarters of KA Credit Advisors, LLC is located at 717 Texas Avenue, Suite 2200, Houston, TX 77002.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Until the completion of an Exchange Listing, if any, our outstanding shares of common stock will be offered and sold in private offerings exempt from registration under the Securities Act under Section 4(a)(2) and Regulation D. There is no public market for our shares of common stock currently, nor can we give any assurance that one will develop.

Because shares of common stock are being acquired by investors in one or more transactions “not involving a public offering,” they are “restricted securities” and may be required to be held indefinitely. Our shares of common stock may not be sold, transferred, assigned, pledged or otherwise disposed of unless (i) our consent is granted, and (ii) the shares of common stock are registered under applicable securities laws or specifically exempted from registration (in which case the stockholder may, at our option, be required to provide us with a legal opinion, in form and substance satisfactory to us, that registration is not required). Accordingly, an investor must be willing to bear the economic risk of investment in the shares of common stock until we are liquidated. No sale, transfer, assignment, pledge or other disposition, whether voluntary or involuntary, of the shares of common stock may be made except by registration of the transfer on our books. Each transferee will be required to execute an instrument agreeing to be bound by these restrictions and the other restrictions imposed on the shares of common stock and to execute such other instruments or certifications as are reasonably required by us.

Holders

Please see “Part III—Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for disclosure regarding the holders.

As of February 22, 2024, we had 502 holders of record of our common stock.

Distributions

The following table reflects the distributions declared and payable for the year ended December 31, 2023 (dollars in thousands, except per share amounts).

			Dividend	Total
Date Declared	Record Date	Payment Date	per Share	Dividend
March 7, 2023	March 31, 2023	April 14, 2023	$0.47	$16,891
May 10, 2023	June 30, 2023	July 14, 2023	0.53	20,677
August 10, 2023	September 29, 2023	October 13, 2023	0.53	21,999
November 9, 2023	December 29, 2023	January 16, 2024	0.53	22,050
			$2.06	$81,617

Dividend Reinvestment Plan

The following table summarizes the amounts received and shares of common stock issued to shareholders pursuant to our dividend reinvestment plan during the year ended December 31, 2023 (dollars in thousands, except per share amounts).

		DRIP
		shares	DRIP
Dividend record date	Dividend payment date	issued	value
December 29, 2022	January 13, 2023	57,860	$955
March 31, 2023	April 14, 2023	65,733	1,089
June 30, 2023	July 14, 2023	81,527	1,352
September 29, 2023	October 13, 2023	96,731	1,586
		301,851	$4,982

For the dividend declared on November 9, 2023 with a record date of December 29, 2023 and paid on January 16, 2024, there were 95,791 shares issued with a DRIP value of $1,573. These shares are excluded from the table above, as the DRIP shares were issued after December 31, 2023.

All of the dividends declared during the year ended December 31, 2023 were derived from ordinary income, determined on a tax basis.

Recent Sales of Unregistered Securities

As set forth in the table below (dollars in millions, except per share amounts), during the year ended December 31, 2023, we issued and sold 5,422,524 shares of common stock at an aggregate offering amount of approximately $90.6 million. The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof and previously reported by us on our current reports on Form 8-K.

Common stock issue date	Offering price per share	Common stock shares issued	Aggregate offering amount
April 4, 2023	$16.61	3,010,942	$50.0
August 8, 2023	$16.82	2,411,582	40.6
Total common stock issued		5,422,524	$90.6

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

Investment Objective, Principal Strategy and Investment Structure

Kayne Anderson BDC, Inc. was formed as a Delaware corporation that commenced operations on February 5, 2021. We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a BDC under the 1940 Act, as amended. In addition, for U.S. federal income tax purposes, we intend to qualify, annually, as a RIC under Subchapter M of the Code.

Our investment activities are managed by KA Credit Advisors, LLC (the “Advisor”), an indirect controlled subsidiary of Kayne Anderson Capital Advisors, L.P. (“Kayne Anderson”), and the Advisor operates within Kayne Anderson’s middle market private credit platform (“KAPC” or “Kayne Anderson Private Credit”). The Advisor is an investment advisor registered with the United States Securities and Exchange Commission (the “SEC”) under the Investment Advisory Act of 1940, as amended. In accordance with the Advisers Act, our Advisor is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring investments, and monitoring our investments and portfolio companies on an ongoing basis. The Advisor benefits from the scale and resources of Kayne Anderson and specifically KAPC. The Board consists of seven directors, four of whom are independent.

Our investment objective is to generate current income and, to a lesser extent, capital appreciation. Nearly all of our debt investments are in middle market companies. We define “middle market companies” as companies that, in general, generate between $10 million and $150 million of annual earnings before interest, taxes, depreciation and amortization, or EBITDA. Further, we refer to companies that generate between $10 million and $50 million of annual EBITDA as “core middle market companies” and companies that generate between $50 million and $150 million of annual EBITDA as “upper middle market companies.” We typically adjust EBITDA for non-recurring and/or normalizing items to assess the financial performance of our borrowers over time.

We intend to achieve our investment objective by investing primarily in first lien senior secured loans, with a secondary focus on unitranche and split-lien loans to middle market companies. Under normal market conditions, we expect at least 90% of our portfolio (including investments purchased with proceeds from borrowings under credit facilities and issuance of senior unsecured notes) to be invested in first lien senior secured, unitranche and split-lien loans. Our investment decisions are made on a case-by-case basis. We expect that a majority of these debt investments will be made in core middle market companies and will generally have stated maturities of three to six years. We expect that the loans in which we principally invest will be to companies that have principal business activities in the United States.

The Advisor executes on our investment objective by (1) accessing the established loan sourcing channels developed by KAPC, which includes an extensive network of private equity firms, other middle market lenders, financial advisors, intermediaries and management teams, (2) selecting investments within our middle market company focus, (3) implementing KAPC’s underwriting process and (4) drawing upon its experience and resources and the broader Kayne Anderson network. KAPC was established in 2011 and manages (directly and through affiliates) assets under management (“AUM”) of approximately $6.5 billion related to middle market private credit as of December 31, 2023.

Recent Developments

On February 14, 2024, we sold 7,089,771 shares of common stock for a total aggregate offering price of $118.7 million. As of the same date, we have subscription agreements with investors for an aggregate capital commitment of $1,046.9 million to purchase shares of common stock ($269.9 million is undrawn).

Portfolio and Investment Activity

Our portfolio is currently comprised of a broad mix of loans, with diversity among investment size and industry focus. The Advisor’s team of professionals conducts due diligence on prospective investments during the underwriting process and is involved in structuring the credit terms of substantially all of our investments. Once an investment has been made, our Advisor closely monitors portfolio investments and takes a proactive approach identifying and addressing sector or company specific risks. The Advisor seeks to maintain a regular dialogue with portfolio company management teams (as well as their owners, the majority of whom are private equity firms, where applicable), reviews detailed operating and financial results on a regular basis (typically monthly or quarterly) and monitors current and projected liquidity needs, in addition to other portfolio management activities. There are no assurances that we will achieve our investment objectives.

As of December 31, 2023, we had investments in 76 portfolio companies with an aggregate fair value of approximately $1,363 million, and unfunded commitments to these portfolio companies of $148 million, and our portfolio consisted of 97.1% first lien senior secured loans, 1.6% junior debt and 1.3% equity investments.

As of December 31, 2023, our weighted average yield of debt and income producing securities at fair value, and amortized cost was 12.5% and 12.7%, respectively, and 100% of our debt investments were at floating rates.

As of December 31, 2023, our portfolio was invested across 26 different industries (Global Industry Classification “GICS”, Level 3 – Industry). The largest industries in our portfolio as of December 31, 2023 were Trading Companies & Distributors, Food Products and Commercial Services & Supplies, which represented, as a percentage of our portfolio of long-term investments, 15.3%, 11.5% and 9.4%, respectively, based on fair value. We are generalist investors and the industries in which our portfolio companies operate may change over time.

As of December 31, 2023, our average position sized based on commitment (at the portfolio company level) was $20.1 million, and the weighted average and median last twelve months (“LTM”) EBITDA of our portfolio companies was $51.3 million and $39.5 million, respectively, based on fair value.

As of December 31, 2023, the weighted average loan-to-enterprise-value (“LTEV”) of our debt investments at the time of our initial investment was 44.0%, based on par. LTEV represents the total par value of our debt investment relative to our estimate of the enterprise value of the underlying borrower.

As of December 31, 2023, we had one debt investment on non-accrual status, which represented 0.4% and 0.4% of total debt investments at cost and fair value, respectively.

As of December 31, 2023, our portfolio companies had an average leverage of 4.3x and average interest leverage of 2.7x, the calculations for which are based on the most recent quarter end or latest available information from the portfolio companies.

As of December 31, 2023, 100% of our debt investments included at least one financial maintenance covenant.

Listed below are our top ten portfolio companies and industries represented as a percentage of total long-term investments as of December 31, 2023:

Portfolio Company		Industry	Fair Value ($ in millions)	Percentage of long-term investments
1	AIDC Intermediate Co 2, LLC (Peak Technologies)	Software	$34.7	2.5%
2	Genuine Cable Group, LLC	Trading companies & distributors	$34.5	2.5%
3	American Equipment Holdings LLC	Commercial services & supplies	$34.3	2.5%
4	IF&P Foods, LLC (FreshEdge)	Food products	$33.8	2.5%
5	BR PJK Produce, LLC (Keany)	Food products	$32.5	2.4%
6	American Soccer Company, Incorporated (SCORE)	Textiles, apparel & luxury goods	$31.8	2.3%
7	Improving Acquisition LLC	IT services	$31.5	2.3%
8	Vitesse Systems Parent, LLC	Aerospace & defense	$31.2	2.3%
9	CGI Automated Manufacturing, LLC	Trading companies & distributors	$31.1	2.3%
10	Fastener Distribution Holdings, LLC	Aerospace & defense	$29.6	2.2%
			$325.0	23.8%

Our investment activity for the years ended December 31, 2023 and 2022 is presented below (information presented herein is at par value unless otherwise indicated).

	For the years ended December 31,
	2023 ($ in millions)	2022 ($ in millions)

New investments:
Gross new investments commitments	$329.2	$771.1
Less: investment commitments sold down, exited or repaid(1)	(123.0)	(125.9)
Net investment commitments	206.2	645.2

Principal amount of investments funded (2):
Private credit investments	$404.2	$714.1
Liquid credit investments	-	-
Preferred and common equity investments	0.6	6.0
Total principal amount of investments funded	404.8	720.1

Principal amount of investments sold / repaid (2):
Private credit investments	(196.6)	(126.4)
Liquid credit investments	-	-
Total principal amount of investments sold or repaid	(196.6)	(126.4)

Number of new investment commitments	43	85
Average new investment commitment amount	$7.7	$9.1
Weighted average maturity for new investment commitments(3)	3.9 years	4.1 years
Percentage of new debt investment commitments at floating rates	100%	99.1%
Percentage of new debt investment commitments at fixed rates	0%	0.9%
Weighted average interest rate of new investment commitments(4)	11.7%	10.8%
Weighted average spread over SOFR of new floating rate investment commitments	6.3%	6.6%
Weighted average interest rate on investment sold or paid down(5)	11.9%	9.4%

(1)	Does not include repayments on revolving loans, which may be redrawn.
(2)	Does not include restructured activity.
(3)	For undrawn delayed draw term loans, the maturity date used is that of the associated term loan.
(4)	Based on the rate in effect at December 31st of each year per our Consolidated Schedule of Investments for new commitments entered into during the year.
(5)	Based on the underlying rate if still held at December 31st of each year. For those investments sold or paid down in full during the year, based on the rate in effect at the time of sale or paid down.

We use Global Industry Classification Standards (GICS), Level 3 – Industry, for classifying the industry groupings of our portfolio companies. The table below describes long-term investments by industry composition based on fair value as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022

Trading companies & distributors	15.3%	12.9%
Food products	11.5%	10.9%
Commercial services & supplies	9.4%	11.9%
Health care providers & services	7.4%	9.8%
Containers & packaging	7.2%	4.5%
Aerospace & defense	6.3%	4.1%
Professional services	4.5%	5.5%
IT services	3.8%	3.9%
Machinery	3.8%	2.2%
Leisure products	3.3%	2.3%
Textiles, apparel & luxury goods	3.3%	4.1%
Chemicals	3.1%	2.9%
Personal care products	3.0%	1.7%
Software	2.5%	3.0%
Insurance	2.2%	1.3%
Wireless telecommunication services	2.1%	2.5%
Automobile components	2.0%	2.3%
Building products	2.0%	3.4%
Household durables	1.5%	1.8%
Health care equipment & supplies	1.5%	1.8%
Household products	1.2%	1.6%
Biotechnology	0.9%	1.0%
Specialty retail	0.7%	0.7%
Capital markets	0.6%	-%
Pharmaceuticals	0.5%	0.6%
Diversified telecommunication services	0.4%	2.6%
Electronic equipment, instruments & components	-%	0.3%
Asset management & custody banks	-%	0.4%
Total	100.0%	100.0%

Results of Operations

The comparison for the years ended December 31, 2022 and 2021 can be found in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K for the fiscal year ended December 31, 2022.

For the years ended December 31, 2023 and 2022, our total investment income was derived from our portfolio of investments.

The following table represents the operating results for the years ended December 31, 2023 and 2022.

	For the years ended December 31,
	2023	2022
	($ in millions)	($ in millions)
Total investment income	$161.0	$74.8
Less: Net expenses	(76.2)	(34.6)
Net investment income	84.8	40.2
Net realized gains (losses) on investments	(10.7)	0.1
Net change in unrealized gains (losses) on investments	2.9	5.5
Net increase (decrease) in net assets resulting from operations	$77.0	$45.8

Investment Income

Investment income for the years ended December 31, 2023 and 2022 totaled $161.0 million and $74.8 million, respectively, and consisted primarily of interest income on our debt investments. For the years ended December 31, 2023 and 2022, we had $1.7 million and $0.2 million, respectively, of PIK interest included in interest income. As of December 31, 2023, we had one debt investment on non-accrual status. As of December 31, 2022, all debt investments were income producing, and there were no loans on non-accrual status.

Expenses

Operating expenses for the years ended December 31, 2023 and 2022, were as follows:

	For the years ended December 31,
	2023	2022
	($ in millions)	($ in millions)
Interest and debt financing expenses	$52.3	$20.3
Management fees	11.4	7.1
Incentive fees	9.4	4.7
Directors fees	0.6	0.5
Other operating expenses	2.5	2.0
Total expenses	$76.2	$34.6

Net Realized Gains (Losses) on Investments

In November 2023, we completed a restructure of our investment in Arborworks Acquisition LLC whereby the existing term loan and revolver were restructured to a new term loan and preferred and common equity.  The Company recognized a $10.7 million realized loss due to the debt restructure.

Net Unrealized Gains (Losses) on Investments

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the years ended December 31, 2023 and 2022, net unrealized gains (losses) on our investment portfolio were comprised of the following:

	For the years ended December 31,
	2023	2022
	($ in millions)	($ in millions)
Unrealized gains on investments	$13.4	$15.1
Unrealized (losses) on investments	(10.5)	(9.6)
Net change in unrealized gains (losses) on investments	$2.9	$5.5

For these years ended December 31, 2023 and 2022, the top five largest contributors to the change in unrealized gains and change in unrealized losses on investments are presented in the following tables.

For the year ended
December 31, 2023
($ in millions)
Portfolio Company
Arborworks Acquisition LLC	$2.5
BLP Buyer, Inc. (Bishop Lifting Products)	0.9
Silk Holdings III Corp. (Suave)	0.9
Engineered Fastener Company, LLC (EFC International)	0.8
Vitesse Systems Parent, LLC	0.8
Other portfolio companies unrealized gains	7.5
Other portfolio companies unrealized (losses)	(4.6)
Trademark Global LLC	(0.4)
LSL Industries, LLC (LSL Healthcare)	(0.5)
Siegel Egg Co., LLC	(1.4)
American Soccer Company, Incorporated (SCORE)	(1.5)
Centerline Communications, LLC	(2.1)
Total Change in Unrealized Gain (Loss), net	$2.9

For the year ended
December 31, 2022
($ in millions)
Portfolio Company
AIDC Intermediate Co 2, LLC (Peak Technologies)	$1.0
American Soccer Company, Incorporated (SCORE)	1.0
BC CS 2, L.P. (Cuisine Solutions)	0.9
IF&P Foods, LLC (FreshEdge)	0.8
CGI Automated Manufacturing, LLC	0.8
Other portfolio companies unrealized gains	10.6
Other portfolio companies unrealized (losses)	(4.4)
4 Over International, LLC	(0.4)
Curio Brands, LLC	(0.4)
PH Beauty Holdings III, Inc.	(0.5)
Trademark Global LLC	(1.0)
Arborworks Acquisition LLC	(2.9)
Total Change in Unrealized Gain (Loss), net	$5.5

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are generated primarily from the net proceeds of any offering of our shares of common stock, proceeds from borrowing under our credit facilities, proceeds from the issuance of senior unsecured notes and from cash flows from interest and fees earned from our investments and principal repayments and proceeds from sales of our investments. Our primary use of cash will be investments in portfolio companies, payments of our expenses, repayments of borrowings under credit facilities and senior unsecured notes, and payment of cash distributions to our stockholders.

We finance our investments with leverage in the form of borrowings under credit facilities and issuances of senior unsecured notes. We also intend to further borrow under credit facilities and/or issue senior unsecured notes in the future in order to finance our investments. In accordance with the 1940 Act, we are required to meet a coverage ratio of total assets (less total liabilities other than indebtedness) to total borrowings and other senior securities (and any preferred stock that we may issue in the future) of at least 150%. If this ratio declines below 150%, we cannot incur additional leverage and could be required to sell a portion of our investments to repay some leverage when it is disadvantageous to do so. As of December 31, 2023 and 2022, our asset coverage ratios were 198% and 203%. We currently intend to target asset coverage of 200% to 180% (which equates to a debt-to-equity ratio of 1.0x to 1.25x) but may alter this target based on market conditions.

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

As of December 31, 2023, we had $75 million Notes outstanding, $620.8 million borrowed under our credit facilities and cash and cash equivalents of $46.9 million (including short-term investments). As of February 22, 2024, we had $75 million Notes outstanding, $600.0 million borrowed under our credit facilities and cash and cash equivalents of $29.8 million (including short-term investments).

Capital Contributions

During the years ended December 31, 2023 and 2022, we issued and sold 5,422,524 and 16,305,034 shares of our common stock, respectively, related to capital called at an aggregate purchase price of $90.6 million and $268.2 million, respectively. On December 5, 2023, we completed our final close of subscription agreements with investors. As of February 22, 2024, we had aggregate capital commitments of $1,046.9 million, and we had undrawn capital commitments of $269.9 million from investors ($777.0 million or 74.2% funded).

Senior Unsecured Notes

As of December 31, 2023, we have $75 million of senior unsecured notes outstanding, with $25 million of 8.65% Series A Notes due June 2027 (the “Series A Notes”) and $50 million of 8.74% Series B Notes due June 2028 (the “Series B Notes”, and collectively with the Series A Notes, the “Notes”).

Credit Facilities

Corporate Credit Facility: As of December 31, 2023, we are party to a senior secured revolving credit facility (the “Corporate Credit Facility”), that has a total commitment of $400 million. The facility’s commitment termination date and the final maturity date are February 18, 2026 and February 18, 2027, respectively. The Corporate Credit Facility also provides for a feature that allows us, under certain circumstances, to increase the overall size of the Corporate Credit Facility to a maximum of $550 million. The interest rate on the Corporate Credit Facility is equal to Term SOFR (a forward-looking rate based on SOFR futures) plus an applicable spread of 2.35% per annum or an “alternate base rate” (as defined in the agreements governing the Corporate Credit Facility) plus an applicable spread of 1.25%. We are also required to pay a commitment fee of 0.375% per annum on any unused portion of the Corporate Credit Facility.

Revolving Funding Facility: As of December 31, 2023, we and our wholly owned, special purpose financing subsidiary, Kayne Anderson BDC Financing, LLC (“KABDCF”), are party to a senior secured revolving funding facility (the “Revolving Funding Facility”), that has a total commitment of $455 million. The Revolving Funding Facility is secured by all of the assets held by, and the membership interest in, KABDCF. The end of the reinvestment period and the stated maturity date for the Revolving Funding Facility are February 18, 2025 and February 18, 2027, respectively. The interest rate on the Revolving Funding Facility is equal to daily SOFR plus 2.75% per annum. KABDCF is also required to pay a commitment fee of between 0.50% and 1.50% per annum depending on the size of the unused portion of the Revolving Funding Facility.

Revolving Funding Facility II: On December 22, 2023, we and our wholly owned, special purpose financing subsidiary, Kayne Anderson BDC Financing II, LLC (“KABDCF II”), entered into a new senior secured revolving credit facility (the “Revolving Funding Facility II”). The Revolving Funding Facility II has an initial commitment of $150 million which, under certain circumstances, can be increased up to $500 million. The Revolving Funding Facility II is secured by all of the assets held by KABDCF II and the Company has agreed that it will not grant or allow a lien on the membership interest of KABDCF II. The end of the reinvestment period and the stated maturity date for the Revolving Funding Facility II are December 22, 2026, and December 22, 2028, respectively. The interest rate on the Revolving Funding Facility II is equal to 3-month term SOFR plus 2.70% per annum. KABDCF II is also required to pay a commitment fee of 0.50% between December 22, 2023 and September 22, 2024 and 0.75% thereafter on the unused portion of the Revolving Funding Facility II.

Subscription Credit Agreement: As of December 31, 2023, we are party to a senior secured revolving credit agreement that includes a capital call facility (the “Subscription Credit Agreement”). The Subscription Credit Agreement permits us to elect the commitment amount each quarter to borrow up to $50 million, subject to availability under the borrowing base which is calculated based on the unused capital commitments of the investors meeting various eligibility requirements. The Subscription Credit Agreement has a maximum commitment of $50 million and the interest rate under the facility is equal to Term SOFR plus 2.25% (subject to a 0.275% floor). We are also required to pay a commitment fee of 0.25% per annum on the unused portion of the Subscription Credit Agreement. We also pay an extension fee of 0.075% per quarter on the elected commitment amount on the first day of each calendar quarter. The Subscription Credit Agreement will expire on December 31, 2024.

Contractual Obligations

A summary of our significant contractual principal payment obligations related to the repayment of our outstanding indebtedness at December 31, 2023 is as follows:

	Payments Due by Period ($ in millions)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Senior Unsecured Notes	$75.0	$-	$-	$75.0	$-
Corporate Credit Facility	234.0	-	-	234.0	-
Revolving Funding Facility	306.0	-	-	306.0	-
Revolving Funding Facility II	70.0	-	-	70.0	-
Subscription Credit Agreement	10.8	-	10.8	-	-
Total contractual obligations	$695.8	$-	$10.8	$685.0	$-

Off-Balance Sheet Arrangements

As of December 31, 2023 and 2022, we had an aggregate $147.9 million and $149.3 million, respectively, of unfunded commitments to provide debt financing to our portfolio companies. Such commitments are generally subject to the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in our financial statements. Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not have any other off-balance sheet financings or liabilities.

Critical Accounting Estimates

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies, including those relating to the valuation of our investment portfolio, are described below. The critical accounting policies should be read in conjunction with our risk factors in this Annual Report. See Note 2 to our consolidated financial statements for the years ended December 31, 2023 and 2022, for more information on our critical accounting policies.

Investment Valuation

Traded Investments (Level 1 or Level 2)

Investments for which market quotations are readily available will typically be valued at those market quotations. Traded investments such as corporate bonds, preferred stock, bank notes, broadly syndicated loans or loan participations are valued by using the bid price provided by an independent pricing service, by an independent broker, the agent bank, syndicate bank or principal market maker. When price quotes for investments are not available, or such prices are stale or do not represent fair value in the judgment of our Advisor, fair market value will be determined using our Advisor’s valuation process for investments that are privately issued or otherwise restricted as to resale.

We may also invest, to a lesser extent, in equity securities purchased in conjunction with debt investments. While we anticipate these equity securities to be issued by private companies, we may hold equity securities that are publicly traded. Equity securities listed on any exchange other than the NASDAQ Stock Market, Inc. (“NASDAQ”) are valued, except as indicated below, at the last sale price on the business day as of which such value is being determined. If there has been no sale on such day, the securities are valued at the mean of the most recent bid and ask prices on such day. Securities admitted to trade on the NASDAQ are valued at the NASDAQ official closing price. Equity securities traded on more than one securities exchange are valued at the last sale price on the business day as of which such value is being determined at the close of the exchange representing the principal market for such securities. Equity securities traded in the over-the-counter market, but excluding securities admitted to trading on the NASDAQ, are valued at the closing bid prices.

Non-Traded Investments (Level 3)

Investments that are privately issued or otherwise restricted as to resale, as well as any security for which (a) reliable market quotations are not available in the judgment of our Advisor, or (b) the independent pricing service or independent broker does not provide prices or provides a price that in the judgment of our Advisor is stale or does not represent fair value, shall each be valued in a manner that most fairly reflects fair value of the security on the valuation date. We expect that a significant majority of our investments will be Level 3 investments. Unless otherwise determined by the Advisor, the following valuation process is used for our Level 3 investments:

●	Valuation Designee. The applicable investments will be valued no less frequently than quarterly by the Advisor, with new investments valued at the time such investment was made. The value of each Level 3 investment will be initially reviewed by the persons responsible for such portfolio company or investment. The Advisor will use a standardized template designed to approximate fair market value based on observable market inputs, updated credit statistics and unobservable inputs to determine a preliminary value. The Advisor will specify the titles of the persons responsible for determining the fair value of Company’s investments, including by specifying the particular functions for which they are responsible, and will reasonably segregate fair value determinations from the portfolio management of the Company such that the portfolio manager(s) may not determine, or effectively determine by exerting substantial influence on, the fair values ascribed to portfolio investments.

●	Valuation Firm. Quarterly, a third-party valuation firm engaged by the Advisor reviews the valuation methodologies and calculations employed for each of the Company’s investments that the Advisor has placed on the “watch list” and approximately 25% of the Company’s remaining investments. The third-party valuation firm will review and independently value all of the Level 3 investments at least once per year, on a rolling twelve-month basis. The quarterly report issued by the third-party valuation firm will provide positive assurance on the fair values of the investments reviewed.

●	Oversight. The Board has appointed the Advisor as the valuation designee for the Company for purposes of making determinations of fair value as permitted by Rule 2a-5 under the 1940 Act. The Audit Committee shall aid the Board in overseeing the Advisor’s fair valuation of securities that are not publicly traded or for which current market values are not readily available. The Audit Committee shall meet quarterly to review the fair value determinations, processes and written reports of the Advisor as part of the Board’s oversight responsibilities.

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

Related Party Transactions

Investment Advisory Agreement. On February 5, 2021, we entered into the Investment Advisory Agreement with our Advisor. On March 7, 2023, the Board approved a one-year renewal of the Investment Advisory Agreement through March 15, 2024. Our Advisor will agree to serve as our investment advisor in accordance with the terms of our Investment Advisory Agreement. Payments under our Investment Advisory Agreement in each reporting period will consist of the base management fee equal to a percentage of the fair market value of investments, including, in each case, assets purchased with borrowings under credit facilities and issuances of senior unsecured notes, but excluding cash, U.S. government securities and commercial paper instruments maturing within one year of purchase as well as an incentive fee based on our performance.

For services rendered under the Investment Advisory Agreement, we will pay a base management fee quarterly in arrears to our Advisor based on the of the fair market value of our investments including, in each case, assets purchased with borrowings under credit facilities and issuances of senior unsecured notes, but excluding cash, U.S. government securities and commercial paper instruments maturing within one year of purchase. We will also pay an incentive fee on income and an incentive fee on capital gains to our Advisor.

Prior to an initial public offering or listing on an exchange of our common stock (an “exchange listing”), any incentive fees earned by the Advisor shall accrue as earned but only become payable in cash to the Advisor upon consummation of an exchange listing. To the extent the Company does not complete an exchange listing, the incentive fees will be payable to the Advisor (a) upon consummation of a sale of the Company or (b) once substantially all proceeds from a Company liquidation payable to the Company’s common stockholders have been distributed to such stockholders.

Administration Agreement. On February 5, 2021, we entered into the Administration Agreement with our Advisor, which serves as our Administrator and will provide or oversee the performance of its required administrative services and professional services rendered by others, which will include (but are not limited to), accounting, payment of our expenses, legal, compliance, operations, technology and investor relations, preparation and filing of its tax returns, and preparation of financial reports provided to its stockholders and filed with the SEC. On March 7, 2023, the Board approved a one-year renewal of the Administration Agreement through March 15, 2024.

We will reimburse the Administrator for its costs and expenses incurred in performing its obligations under the Administration Agreement, which may include its allocable portion of office facilities, overhead, and compensation paid to or compensatory distributions received by its officers (including our Chief Compliance Officer and Chief Financial Officer) and its respective staff who provide services to the Company. As the Company reimburses the Administrator for its expenses, such costs (including the costs of sub-administrators) will be ultimately borne by common stockholders. The Administrator does not receive compensation from us other than reimbursement of its expenses. The Administration Agreement may be terminated by either party with 60 days’ written notice.

Since the inception of the Company, the Administrator has engaged sub-administrators to assist the Administrator in performing certain of its administrative duties. During this period, the Administrator has not sought reimbursement of its expenses other than expenses incurred by the sub-administrators. On March 28, 2023, the Administrator engaged Ultimus Fund Solutions, LLC under a sub-administration agreement. Under the terms of the sub-administration agreement, Ultimus Fund Solutions, LLC will provide fund administration and fund accounting services. The Company pays fees to Ultimus Fund Solutions, LLC, which constitute reimbursable expenses under the Administration Agreement. The Administrator may enter into additional sub-administration agreements with third-parties to perform other administrative and professional services on behalf of the Administrator.

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

Assuming that the consolidated statement of assets and liabilities as of December 31, 2023 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact ($ in millions) of hypothetical base rate changes in interest rate (considering interest rate floors for floating rate instruments). We do not include our debt investments on non-accrual status and non-incoming producing as of December 31, 2023 in this calculation.

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 200 basis points	$(26.9)	(12.4)	(14.5)
Down 100 basis points	$(13.5)	(6.2)	(7.3)
Up 100 basis points	$13.5	6.2	7.3
Up 200 basis points	$26.9	12.4	14.5

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Kayne Anderson BDC, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Kayne Anderson BDC Inc. and subsidiaries (the “Company”) as of December 31, 2023, and December 31, 2022, the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and December 31, 2022, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2023, by correspondence with the custodian. We believe that our audits provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California

February 29, 2024

We have served as the auditor of one or more investment companies in Kayne Anderson Funds Family since 2004.

Kayne Anderson BDC, Inc.

Consolidated Statements of Assets and Liabilities

(amounts in 000’s, except share and per share amounts)

	December 31, 2023	December 31, 2022
Assets:
Investments, at fair value:
Long-term investments (amortized cost of $1,343,223 and $1,147,788)	$1,363,498	$1,165,119
Short-term investments (amortized cost of $12,802 and $9,847)	12,802	9,847
Cash and cash equivalents	34,069	8,526
Receivable for principal payments on investments	104	111
Interest receivable	12,874	10,444
Prepaid expenses and other assets	319	347
Total Assets	$1,423,666	$1,194,394

Liabilities:
Corporate Credit Facility (Note 6)	$234,000	$269,000
Unamortized Corporate Credit Facility issuance costs	(1,715)	(2,517)
Revolving Funding Facility (Note 6)	306,000	200,000
Unamortized Revolving Funding Facility issuance costs	(2,019)	(2,827)
Revolving Funding Facility II (Note 6)	70,000	-
Unamortized Revolving Funding Facility II issuance costs	(1,805)	-
Subscription Credit Agreement (Note 6)	10,750	108,000
Unamortized Subscription Credit Facility issuance costs	(41)	(65)
Notes (Note 6)	75,000	-
Unamortized notes issuance costs	(851)	-
Payable for investments purchased	-	956
Distributions payable	22,050	15,428
Management fee payable	2,996	2,415
Incentive fee payable	14,195	4,762
Accrued expenses and other liabilities	11,949	7,201
Accrued excise tax expense	101	-
Total Liabilities	$740,610	$602,353

Commitments and contingencies (Note 8)

Net Assets:
Common Shares, $0.001 par value; 100,000,000 shares authorized; 41,603,666 and 35,879,291 as of December 31, 2023 and December 31, 2022, respectively, issued and outstanding	$42	$36
Additional paid-in capital	669,990	574,540
Total distributable earnings (deficit)	13,024	17,465
Total Net Assets	$683,056	$592,041
Total Liabilities and Net Assets	$1,423,666	$1,194,394
Net Asset Value Per Common Share	$16.42	$16.50

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Statements of Operations

(amounts in 000’s, except share and per share amounts)

	For the years ended December 31,
	2023	2022	2021
Income:
Investment income from investments:
Interest income	$160,433	$74,829	$18,755
Dividend income	571	-	-
Total Investment Income	161,004	74,829	18,755

Expenses:
Management fees	11,433	7,147	2,095
Incentive fees	9,433	4,698	65
Interest expense	52,314	20,292	4,455
Professional fees	691	645	597
Directors fees	611	460	307
Offering costs	-	29	257
Excise tax	101	-	-
Initial organization costs	-	-	175
Other general and administrative expenses	1,604	1,379	677
Total Expenses	76,187	34,650	8,628
Net Investment Income (Loss)	84,817	40,179	10,127

Realized and unrealized gains (losses) on investments
Net realized gains (losses):
Investments	(10,686)	84	332
Total net realized gains (losses)	(10,686)	84	332
Net change in unrealized gains (losses):
Investments	2,944	5,502	11,829
Total net change in unrealized gains (losses)	2,944	5,502	11,829
Total realized and unrealized gains (losses)	(7,742)	5,586	12,161

Net Increase (Decrease) in Net Assets Resulting from Operations	$77,075	$45,765	$22,288

Per Common Share Data:
Basic and diluted net investment income per common share	$2.16	$1.48	$0.94
Basic and diluted net increase in net assets resulting from operations	$1.96	$1.68	$2.08
Weighted Average Common Shares Outstanding - Basic and Diluted	39,250,232	27,184,302	10,718,083

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Statements of Changes in Net Assets

(amounts in 000’s)

	For the years ended December 31,
	2023	2022	2021
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$84,817	$40,179	$10,127
Net realized gains (losses) on investments	(10,686)	84	332
Net change in unrealized gains (losses) on investments	2,944	5,502	11,829
Net Increase (Decrease) in Net Assets Resulting from Operations	77,075	45,765	22,288

Decrease in Net Assets Resulting from Stockholder Distributions
Dividends and distributions to stockholders	(81,617)	(39,553)	(10,514)
Net Decrease in Net Assets Resulting from Stockholder Distributions	(81,617)	(39,553)	(10,514)

Increase in Net Assets Resulting from Capital Share Transactions
Issuance of common shares	90,575	268,218	299,501
Reinvestment of distributions	4,982	5,642	1,492
Net Increase in Net Assets Resulting from Capital Share Transactions	95,557	273,860	300,993
Total Increase (Decrease) in Net Assets	91,015	280,072	312,767
Net Assets, Beginning of Period	592,041	311,969	(798)
Net Assets, End of Period	$683,056	$592,041	$311,969

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Statements of Cash Flows

(amounts in 000’s)

	For the years ended December 31,
	2023	2022	2021

Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$77,075	$45,765	$22,288
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized (gains)/losses on investments	10,686	(84)	(332)
Net change in unrealized (gains)/losses on investments	(2,944)	(5,502)	(11,829)
Net accretion of discount on investments	(9,777)	(4,819)	(1,175)
Sales (purchases) of short-term investments, net	(2,955)	(6,173)	(3,674)
Purchases of portfolio investments	(391,341)	(718,236)	(647,460)
Proceeds from sales of investments and principal repayments	196,649	142,118	82,524
Paid-in-kind interest from portfolio investments	(1,652)	(151)	(173)
Amortization of deferred financing cost	2,694	2,122	260
Increase/(decrease) in operating assets and liabilities:
(Increase)/decrease in interest and dividends receivable	(2,430)	(8,311)	(2,133)
(Increase)/decrease in deferred offering costs	-	29	202
(Increase)/decrease in receivable for principal payments on investments	7	(111)	-
Increase/(decrease) in excise tax payable	101	-	-
(Increase)/decrease in prepaid expenses and other assets	28	(199)	29
Increase/(decrease) in payable for investments purchased	(956)	956	-
Increase/(decrease) in management fees payable	581	1,463	952
Increase/(decrease) in incentive fee payable	9,433	4,697	65
Increase/(decrease) in payable to affiliate	-	-	(1,075)
Increase/(decrease) in accrued organizational and offering costs, net	-	(6)	(135)
Increase/(decrease) in accrued other general and administrative expenses	4,748	4,672	2,529
Net cash used in operating activities	(110,053)	(541,770)	(559,137)
Cash Flows from Financing Activities:
Borrowings/(payments) on Corporate Credit Facility, net	(35,000)	269,000	-
Borrowings on Revolving Funding Facility, net	106,000	200,000	-
Borrowings on Revolving Funding Facility II, net	70,000	-	-
(Payments)/Borrowings on Loan and Security Agreement, net	-	(162,000)	162,000
Borrowings/(payments) on Subscription Credit Agreement, net	(97,250)	3,000	105,000
Payments of debt issuance costs	(3,716)	(6,859)	(932)
Distributions paid in cash	(70,013)	(23,098)	(4,407)
Proceeds from issuance of common shares	90,575	268,218	299,501
Proceeds from issuance of Notes	75,000	-	-
Net cash provided by financing activities	135,596	548,261	561,162
Net increase in cash and cash equivalents	25,543	6,491	2,025
Cash and cash equivalents, beginning of period	8,526	2,035	10
Cash and cash equivalents, end of period	$34,069	$8,526	$2,035

Supplemental and Non-Cash Information:
Interest paid during the period	$44,384	$14,211	$2,346
Non-cash financing activities not included herein consisted of reinvestment of dividends	$4,982	$5,642	$1,492

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of December 31, 2023

(amounts in 000’s, except number of shares, units)

				Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(1)	Footnotes	Investment (2)	Interest Rate	Date	Par	Cost(3)(4)	Value	of Net Assets
Debt and Equity Investments
Private Credit Investments(5)
Aerospace & defense
Basel U.S. Acquisition Co., Inc. (IAC)	(6)	First lien senior secured revolving loan	11.51% (S + 6.00%)	12/5/2028	$-	$-	$-	0.0%
		First lien senior secured loan	11.51% (S + 6.00%)	12/5/2028	18,494	18,066	18,679	2.7%
Fastener Distribution Holdings, LLC		First lien senior secured loan	12.00% (S + 6.50%)	10/1/2025	20,494	20,090	20,494	3.0%
		First lien senior secured delayed draw loan	12.00% (S + 6.50%)	10/1/2025	9,098	9,009	9,098	1.3%
Precinmac (US) Holdings, Inc.		First lien senior secured loan	11.46% (S + 6.00%)	8/31/2027	5,352	5,281	5,272	0.8%
		First lien senior secured delayed draw loan	11.46% (S + 6.00%)	8/31/2027	1,102	1,087	1,086	0.2%
Vitesse Systems Parent, LLC		First lien senior secured loan	12.63% (S + 7.00%)	12/22/2028	31,208	30,430	31,208	4.6%
					85,748	83,963	85,837	12.6%
Automobile components
Speedstar Holding LLC		First lien senior secured loan	12.79% (S + 7.25%)	1/22/2027	6,012	5,925	5,982	0.9%
		First lien senior secured delayed draw loan	12.78% (S + 7.25%)	1/22/2027	271	265	270	0.0%
Vehicle Accessories, Inc.		First lien senior secured loan	10.72% (S + 5.25%)	11/30/2026	21,011	20,770	21,011	3.1%
		First lien senior secured revolving loan	10.72% (S + 5.25%)	11/30/2026	-	-	-	0.0%
					27,294	26,960	27,263	4.0%
Biotechnology
Alcami Corporation (Alcami)		First lien senior secured delayed draw loan	12.46% (S + 7.00%)	6/30/2024	-	-	-	0.0%
		First lien senior secured revolving loan	12.46% (S + 7.00%)	12/21/2028	-	-	-	0.0%
		First lien senior secured loan	12.46% (S + 7.00%)	12/21/2028	11,618	11,197	11,850	1.7%
					11,618	11,197	11,850	1.7%
Building products
Ruff Roofers Buyer, LLC		First lien senior secured loan	11.08% (S + 5.75%)	11/19/2029	7,186	6,910	7,186	1.1%
		First lien senior secured delayed draw loan	11.08% (S + 5.75%)	11/17/2024	-	-	-	0.0%
		First lien senior secured delayed draw loan	11.08% (S + 5.75%)	11/17/2025	-	-	-	0.0%
		First lien senior secured revolving loan	11.08% (S + 5.75%)	11/19/2029	-	-	-	0.0%
Eastern Wholesale Fence		First lien senior secured loan	13.50% (S + 8.00%)	10/30/2025	20,271	19,875	20,069	2.9%
		First lien senior secured revolving loan	13.50% (S + 8.00%)	10/30/2025	368	364	365	0.0%
					27,825	27,149	27,620	4.0%
Capital markets
Atria Wealth Solutions, Inc.		First lien senior secured loan	11.97% (S + 6.50%)	5/31/2024	5,087	5,080	5,087	0.7%
		First lien senior secured delayed draw loan	11.97% (S + 6.50%)	5/31/2024	3,218	3,211	3,218	0.5%
					8,305	8,291	8,305	1.2%
Chemicals
FAR Technologies Holdings, Inc.(f/k/a Cyalume Technologies Holdings, Inc.)		First lien senior secured loan	10.61% (S + 5.00%)	8/30/2024	1,274	1,271	1,274	0.2%
Fralock Buyer LLC		First lien senior secured loan	11.61% (S + 6.00%)	4/17/2024	11,654	11,628	11,567	1.7%
		First lien senior secured revolving loan	11.61% (S + 6.00%)	4/17/2024	449	449	446	0.1%
Shrieve Chemical Company, LLC		First lien senior secured loan	11.90% (S + 6.38%)	12/2/2024	8,720	8,628	8,720	1.3%
USALCO, LLC		First lien senior secured loan	11.61% (S + 6.00%)	10/19/2027	18,989	18,684	18,989	2.8%
		First lien senior secured revolving loan	11.47% (S + 6.00%)	10/19/2026	1,049	1,021	1,049	0.1%
					42,135	41,681	42,045	6.2%
Commercial services & supplies
Advanced Environmental Monitoring	(7)	First lien senior secured loan	12.01% (S + 6.50%)	1/29/2026	10,158	9,994	10,158	1.5%
Allentown, LLC		First lien senior secured loan	11.46% (S + 6.00%)	4/22/2027	7,586	7,535	7,586	1.1%
		First lien senior secured delayed draw loan	11.46% (S + 6.00%)	4/22/2027	1,370	1,354	1,370	0.2%
		First lien senior secured revolving loan	13.50% (P + 5.00%)	4/22/2027	235	234	235	0.0%
American Equipment Holdings LLC		First lien senior secured loan	11.86% (S + 6.00%)	11/5/2026	20,045	19,812	19,945	2.9%
		First lien senior secured delayed draw loan	11.88% (S + 6.00%)	11/5/2026	6,239	6,167	6,208	0.9%
		First lien senior secured delayed draw loan	11.81% (S + 6.00%)	11/5/2026	4,969	4,905	4,944	0.7%
		First lien senior secured revolving loan	11.74% (S + 6.00%)	11/5/2026	2,736	2,672	2,723	0.4%
Arborworks Acquisition LLC	(8)(9)(10)	First lien senior secured loan		11/6/2028	4,688	4,688	4,688	0.7%
		First lien senior secured revolving loan		11/6/2028	1,253	1,253	1,253	0.2%
BLP Buyer, Inc. (Bishop Lifting Products)		First lien senior secured loan	11.11% (S + 5.75%)	12/22/2029	26,099	25,549	26,099	3.8%
		First lien senior secured delayed draw loan	11.11% (S + 5.75%)	12/22/2025	-	-	-	0.0%
		First lien senior secured revolving loan	11.11% (S + 5.75%)	12/22/2029	273	196	273	0.0%
Gusmer Enterprises, Inc.		First lien senior secured loan	12.47% (S + 7.00%)	5/7/2027	4,747	4,682	4,735	0.7%
		First lien senior secured delayed draw loan	12.47% (S + 7.00%)	5/7/2027	7,951	7,798	7,931	1.2%
		First lien senior secured revolving loan	12.47% (S + 7.00%)	5/7/2027	-	-	-	0.0%
PMFC Holding, LLC		First lien senior secured loan	13.02% (S + 7.50%)	7/31/2025	5,561	5,427	5,561	0.8%
		First lien senior secured delayed draw loan	13.03% (S + 7.50%)	7/31/2025	2,789	2,787	2,789	0.4%
		First lien senior secured revolving loan	13.03% (S + 7.50%)	7/31/2025	547	547	547	0.1%
Regiment Security Partners LLC		First lien senior secured loan	13.52% (S + 8.00%)	9/15/2026	6,383	6,309	6,383	1.0%
		First lien senior secured delayed draw loan	13.52% (S + 8.00%)	9/15/2026	2,609	2,588	2,609	0.4%
		First lien senior secured revolving loan	13.52% (S + 8.00%)	9/15/2026	1,448	1,427	1,448	0.2%
					117,686	115,924	117,485	17.2%

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of December 31, 2023

(amounts in 000’s, except number of shares, units)

				Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(1)	Footnotes	Investment (2)	Interest Rate	Date	Par	Cost(3)(4)	Value	of Net Assets
Containers & packaging
Carton Packaging Buyer, Inc. (Century Box)		First lien senior secured loan	11.39% (S + 6.00%)	10/30/2028	24,261	23,605	24,262	3.6%
		First lien senior secured revolving loan	11.39% (S + 6.00%)	10/30/2028	-	-	-	0.0%
Drew Foam Companies, Inc.		First lien senior secured loan	12.75% (S + 7.25%)	11/5/2025	7,052	6,997	6,999	1.0%
		First lien senior secured loan	12.80% (S + 7.25%)	11/5/2025	20,045	19,789	19,895	2.9%
FCA, LLC (FCA Packaging)		First lien senior secured loan	11.90% (S + 6.50%)	7/18/2028	18,673	18,419	19,047	2.8%
		First lien senior secured revolving loan	11.90% (S + 6.50%)	7/18/2028	-	-	-	0.0%
Innopak Industries, Inc.		First lien senior secured loan	11.71% (S + 6.25%)	3/5/2027	28,224	27,564	28,224	4.1%
					98,255	96,374	98,427	14.4%
Diversified telecommunication services
Network Connex (f/k/a NTI Connect, LLC)		First lien senior secured loan	11.00% (S + 5.50%)	1/31/2026	5,195	5,140	5,196	0.8%
					5,195	5,140	5,196	0.8%
Food products
BC CS 2, L.P. (Cuisine Solutions)	(6)(11)		13.55% (S + 8.00%)	7/8/2028	21,555	21,063	21,555	3.2%
BR PJK Produce, LLC (Keany)		First lien senior secured loan	11.50% (S + 6.00%)	11/14/2027	29,564	28,973	29,564	4.3%
		First lien senior secured delayed draw loan	11.46% (S + 6.00%)	11/14/2027	2,938	2,812	2,938	0.4%
City Line Distributors, LLC		First lien senior secured loan	11.47% (S + 6.00%)	8/31/2028	8,895	8,576	8,895	1.3%
		First lien senior secured delayed draw loan	11.47% (S + 6.00%)	3/3/2025	-	-	-	0.0%
		First lien senior secured revolving loan	11.47% (S + 6.00%)	8/31/2028	-	-	-	0.0%
Gulf Pacific Holdings, LLC		First lien senior secured loan	11.25% (S + 5.75%)	9/30/2028	20,180	19,847	20,079	2.9%
		First lien senior secured delayed draw loan	11.38% (S + 5.75%)	9/30/2028	1,701	1,618	1,693	0.2%
		First lien senior secured revolving loan	11.29% (S + 5.75%)	9/30/2028	2,697	2,602	2,683	0.4%
IF&P Foods, LLC (FreshEdge)		First lien senior secured loan	11.07% (S + 5.63%)	10/3/2028	27,245	26,684	26,904	4.0%
		First lien senior secured loan	11.48% (S + 6.00%)	10/3/2028	216	211	213	0.0%
		First lien senior secured delayed draw loan	11.07% (S + 5.63%)	10/3/2028	4,045	3,969	3,994	0.6%
		First lien senior secured revolving loan	10.91% (S + 5.63%)	10/3/2028	1,759	1,690	1,737	0.3%
J&K Ingredients, LLC		First lien senior secured loan	11.63% (S + 6.25%)	11/16/2028	11,581	11,295	11,581	1.7%
Siegel Egg Co., LLC		First lien senior secured loan	11.99% (S + 6.50%)	12/29/2026	15,466	15,290	14,616	2.1%
		First lien senior secured revolving loan	11.99% (S + 6.50%)	12/29/2026	2,594	2,557	2,451	0.4%
Worldwide Produce Acquisition, LLC		First lien senior secured delayed draw loan	11.60% (S + 6.25%)	1/18/2029	631	587	625	0.1%
		First lien senior secured delayed draw loan	11.60% (S + 6.25%)	4/18/2024	-	-	-	0.0%
		First lien senior secured revolving loan	11.60% (S + 6.25%)	1/18/2029	198	190	196	0.0%
		First lien senior secured loan	11.60% (S + 6.25%)	1/18/2029	2,860	2,786	2,832	0.4%
					154,125	150,750	152,556	22.3%
Health care providers & services
Brightview, LLC		First lien senior secured loan	11.47% (S + 6.00%)	12/14/2026	12,870	12,855	12,645	1.9%
		First lien senior secured delayed draw loan	11.47% (S + 6.00%)	12/14/2026	1,719	1,714	1,689	0.3%
		First lien senior secured revolving loan	11.47% (S + 6.00%)	12/14/2026	774	774	761	0.1%
Guardian Dentistry Partners		First lien senior secured loan	11.97% (S + 6.50%)	8/20/2026	8,057	7,929	8,057	1.2%
		First lien senior secured delayed draw loan	11.97% (S + 6.50%)	8/20/2026	15,682	15,464	15,682	2.3%
		First lien senior secured delayed draw loan	11.97% (S + 6.50%)	8/20/2026	5,808	5,808	5,808	0.9%
Guided Practice Solutions: Dental, LLC (GPS)		First lien senior secured delayed draw loan	11.72% (S + 6.25%)	12/29/2025	6,475	6,056	6,475	0.9%
Light Wave Dental Management LLC		First lien senior secured revolving loan	12.35% (S + 7.00%)	6/30/2029	2,181	2,099	2,181	0.3%
		First lien senior secured loan	12.35% (S + 7.00%)	6/30/2029	22,423	21,834	22,423	3.3%
SGA Dental Partners Holdings, LLC		First lien senior secured loan	11.67% (S + 6.00%)	12/30/2026	11,828	11,683	11,828	1.7%
		First lien senior secured loan	11.61% (S + 6.00%)	12/30/2026	1,681	1,563	1,681	0.2%
		First lien senior secured delayed draw loan	11.67% (S + 6.00%)	12/30/2026	11,024	10,856	11,024	1.6%
		First lien senior secured delayed draw loan	11.67% (S + 6.00%)	4/19/2024	-	-	-	0.0%
		First lien senior secured revolving loan	11.67% (S + 6.00%)	12/30/2026	-	-	-	0.0%
					100,522	98,635	100,254	14.7%

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of December 31, 2023

(amounts in 000’s, except number of shares, units)

				Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(1)	Footnotes	Investment (2)	Interest Rate	Date	Par	Cost(3)(4)	Value	of Net Assets
Health care equipment & supplies
LSL Industries, LLC (LSL Healthcare)		First lien senior secured loan	12.15% (S + 6.50%)	11/3/2027	19,529	18,911	19,334	2.8%
		First lien senior secured delayed draw loan	12.15% (S + 6.50%)	11/3/2024	-	-	-	0.0%
		First lien senior secured revolving loan	12.15% (S + 6.50%)	11/3/2027	-	-	-	0.0%
					19,529	18,911	19,334	2.8%
Household durables
Curio Brands, LLC		First lien senior secured loan	10.96% (S + 5.50%)	12/21/2027	17,173	16,859	16,830	2.5%
		First lien senior secured revolving loan	10.96% (S + 5.50%)	12/21/2027	-	-	-	0.0%
		First lien senior secured delayed draw loan	10.96% (S + 5.50%)	12/21/2027	4,121	4,121	4,039	0.6%
					21,294	20,980	20,869	3.1%
Household products
Home Brands Group Holdings, Inc. (ReBath)		First lien senior secured loan	10.29% (S + 4.75%)	11/8/2026	17,052	16,826	16,967	2.5%
		First lien senior secured revolving loan	10.29% (S + 4.75%)	11/8/2026	-	-	-	0.0%
					17,052	16,826	16,967	2.5%
Insurance
Allcat Claims Service, LLC		First lien senior secured loan	11.53% (S + 6.00%)	7/7/2027	7,717	7,551	7,717	1.1%
		First lien senior secured delayed draw loan	11.53% (S + 6.00%)	7/7/2027	21,605	21,266	21,605	3.2%
		First lien senior secured revolving loan	11.53% (S + 6.00%)	7/7/2027	-	-	-	0.0%
					29,322	28,817	29,322	4.3%
IT services
Domain Information Services Inc. (Integris)		First lien senior secured loan	11.29% (S + 5.75%)	9/30/2025	20,444	20,122	20,342	3.0%
Improving Acquisition LLC		First lien senior secured loan	12.22% (S + 6.50%)	7/26/2027	31,650	31,140	31,492	4.6%
		First lien senior secured revolving loan	12.22% (S + 6.50%)	7/26/2027	-	-	-	0.0%
					52,094	51,262	51,834	7.6%
Leisure products
BCI Burke Holding Corp.		First lien senior secured loan	11.11% (S + 5.50%)	12/14/2027	15,373	15,219	15,603	2.3%
		First lien senior secured delayed draw loan	11.11% (S + 5.50%)	12/14/2027	578	545	586	0.1%
		First lien senior secured revolving loan	11.11% (S + 5.50%)	6/14/2027	-	-	-	0.0%
VENUplus, Inc. (f/k/a CTM Group, Inc.)		First lien senior secured loan	12.29% (S + 6.75%)	11/30/2026	4,420	4,325	4,398	0.6%
MacNeill Pride Group		First lien senior secured loan	11.86% (S + 6.25%)	4/22/2026	8,254	8,198	8,151	1.2%
		First lien senior secured delayed draw loan	11.86% (S + 6.25%)	4/22/2026	3,277	3,221	3,236	0.5%
		First lien senior secured revolving loan	11.86% (S + 6.25%)	4/22/2026	-	-	-	0.0%
Trademark Global LLC		First lien senior secured loan	12.97% (S +7.50%, 1.50% is PIK)	7/30/2024	11,798	11,776	10,736	1.6%
		First lien senior secured revolving loan	12.97% (S +7.50%, 1.50% is PIK)	7/30/2024	2,630	2,627	2,393	0.3%
					46,330	45,911	45,103	6.6%
Machinery
Pennsylvania Machine Works, LLC		First lien senior secured loan	11.61% (S + 6.00%)	3/6/2027	1,908	1,896	1,908	0.3%
PVI Holdings, Inc		First lien senior secured loan	12.16% (S + 6.77%)	1/18/2028	23,895	23,602	24,074	3.5%
Techniks Holdings, LLC / Eppinger Holdings Germany GMBH	(6)	First lien senior secured loan	12.75% (S + 7.25%)	2/4/2025	24,812	24,468	24,688	3.6%
		First lien senior secured revolving loan	11.80% (S + 6.25%)	2/4/2025	1,050	1,003	1,045	0.2%
					51,665	50,969	51,715	7.6%
Personal care products
DRS Holdings III, Inc. (Dr. Scholl’s)		First lien senior secured loan	11.71% (S + 6.25%)	11/1/2025	11,004	10,954	11,004	1.6%
		First lien senior secured revolving loan	11.71% (S + 6.25%)	11/1/2025	-	-	-	0.0%
PH Beauty Holdings III, Inc.		First lien senior secured loan	10.65% (S + 5.00%)	9/28/2025	9,442	9,278	9,183	1.3%
Silk Holdings III Corp. (Suave)		First lien senior secured loan	13.10% (S + 7.75%)	5/1/2029	19,900	19,351	20,298	3.0%
					40,346	39,583	40,485	5.9%
Pharmaceuticals
Foundation Consumer Brands		First lien senior secured loan	11.79% (S + 6.25%)	2/12/2027	6,781	6,744	6,832	1.0%
		First lien senior secured revolving loan	11.79% (S + 6.25%)	2/12/2027	-	-	-	0.0%
					6,781	6,744	6,832	1.0%

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of December 31, 2023

(amounts in 000’s, except number of shares, units)

				Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(1)	Footnotes	Investment (2)	Interest Rate	Date	Par	Cost(3)(4)	Value	of Net Assets
Professional services
4 Over International, LLC		First lien senior secured loan	12.46% (S + 7.00%)	12/7/2026	19,438	18,757	19,438	2.8%
DISA Holdings Corp. (DISA)		First lien senior secured delayed draw loan	10.84% (S + 5.50%)	9/9/2028	3,714	3,578	3,714	0.5%
		First lien senior secured revolving loan	10.84% (S + 5.50%)	9/9/2028	392	347	392	0.1%
		First lien senior secured loan	10.84% (S + 5.50%)	9/9/2028	22,177	21,625	22,177	3.2%
Universal Marine Medical Supply International, LLC (Unimed)		First lien senior secured loan	13.01% (S + 7.50%)	12/5/2027	13,527	13,253	13,527	2.0%
		First lien senior secured revolving loan	13.00% (S + 7.50%)	12/5/2027	2,544	2,494	2,544	0.4%
					61,792	60,054	61,792	9.0%
Software
AIDC Intermediate Co 2, LLC (Peak Technologies)		First lien senior secured loan	11.80% (S + 6.25%)	7/22/2027	34,650	33,736	34,650	5.1%
Specialty retail
Sundance Holdings Group, LLC	(7)	First lien senior secured loan	15.03% (S + 9.50%, 1.50% is PIK)	5/1/2024	9,210	9,022	8,911	1.3%
		First lien senior secured delayed draw loan	15.03% (S + 9.50%, 1.50% is PIK)	5/1/2024	-	-	-	0.0%
					9,210	9,022	8,911	1.3%
Textiles, apparel & luxury goods
American Soccer Company, Incorporated (SCORE)		First lien senior secured loan	12.75% (S + 7.25%)	7/20/2027	29,816	29,317	29,145	4.3%
		First lien senior secured revolving loan	12.75% (S + 7.25%)	7/20/2027	2,128	2,067	2,080	0.3%
BEL USA, LLC		First lien senior secured loan	12.53% (S + 7.00%)	6/2/2026	5,804	5,774	5,804	0.8%
		First lien senior secured loan	12.53% (S + 7.00%)	6/2/2026	96	95	96	0.0%
YS Garments, LLC		First lien senior secured loan	13.00% (S + 7.50%)	8/9/2026	6,849	6,758	6,729	1.0%
					44,693	44,011	43,854	6.4%
Trading companies & distributors
BCDI Meteor Acquisition, LLC (Meteor)		First lien senior secured loan	12.45% (S + 7.00%)	6/29/2028	16,297	15,955	16,297	2.4%
Broder Bros., Co.		First lien senior secured loan	11.61% (S+ 6.00%)	12/4/2025	4,640	4,439	4,640	0.7%
CGI Automated Manufacturing, LLC		First lien senior secured loan	12.61% (S + 7.00%)	12/17/2026	20,510	19,849	20,459	3.0%
		First lien senior secured loan	12.61% (S + 7.00%)	12/17/2026	6,681	6,559	6,664	1.0%
		First lien senior secured delayed draw loan	12.61% (S + 7.00%)	12/17/2026	3,616	3,510	3,607	0.5%
		First lien senior secured revolving loan	12.61% (S + 7.00%)	12/17/2026	327	244	327	0.0%
EIS Legacy, LLC		First lien senior secured loan	11.24% (S + 5.75%)	11/1/2027	18,079	17,838	18,079	2.6%
		First lien senior secured loan	11.27% (S + 5.75%)	11/1/2027	9,666	9,356	9,666	1.4%
		First lien senior secured delayed draw loan	11.24% (S + 5.75%)	4/20/2025	-	-	-	0.0%
		First lien senior secured revolving loan	11.24% (S + 5.75%)	11/1/2027	-	-	-	0.0%
Engineered Fastener Company, LLC (EFC International)		First lien senior secured loan	12.00% (S + 6.50%)	11/1/2027	23,604	23,113	23,899	3.5%
Genuine Cable Group, LLC		First lien senior secured loan	10.96% (S + 5.50%)	11/1/2026	29,057	28,336	28,984	4.2%
		First lien senior secured loan	10.96% (S + 5.50%)	11/1/2026	5,506	5,347	5,492	0.8%
I.D. Images Acquisition, LLC		First lien senior secured loan	11.75% (S + 6.25%)	7/30/2026	13,651	13,538	13,651	2.0%
		First lien senior secured delayed draw loan	11.75% (S + 6.25%)	7/30/2026	2,486	2,450	2,486	0.4%
		First lien senior secured loan	11.70% (S + 6.25%)	7/30/2026	4,522	4,457	4,522	0.7%
		First lien senior secured loan	11.75% (S + 6.25%)	7/30/2026	1,043	1,033	1,043	0.2%
		First lien senior secured revolving loan	11.75% (S + 6.25%)	7/30/2026	-	-	-	0.0%
Krayden Holdings, Inc.		First lien senior secured delayed draw loan	11.20% (S + 5.75%)	3/1/2025	-	-	-	0.0%
		First lien senior secured delayed draw loan	11.20% (S + 5.75%)	3/1/2025	-	-	-	0.0%
		First lien senior secured revolving loan	11.20% (S + 5.75%)	3/1/2029	-	-	-	0.0%
		First lien senior secured loan	11.20% (S + 5.75%)	3/1/2029	9,491	9,099	9,491	1.4%
OAO Acquisitions, Inc. (BearCom)		First lien senior secured loan	11.61% (S + 6.25%)	12/27/2029	21,370	20,979	21,370	3.1%
		First lien senior secured delayed draw loan	11.61% (S + 6.25%)	12/27/2025	-	-	-	0.0%
		First lien senior secured revolving loan	11.61% (S + 6.25%)	12/27/2029	-	-	-	0.0%
United Safety & Survivability Corporation (USSC)		First lien senior secured loan	11.79% (S + 6.25%)	9/30/2027	12,436	12,147	12,436	1.8%
		First lien senior secured loan	11.79% (S + 6.25%)	9/28/2027	1,607	1,490	1,607	0.3%
		First lien senior secured delayed draw loan	11.79% (S + 6.25%)	9/30/2027	3,160	3,110	3,160	0.5%
		First lien senior secured revolving loan	11.79% (S + 6.25%)	9/30/2027	870	860	870	0.1%
					208,619	203,709	208,750	30.6%
Wireless telecommunication services
Centerline Communications, LLC		First lien senior secured loan	11.53% (S + 6.00%)	8/10/2027	14,945	14,751	13,936	2.0%
		First lien senior secured delayed draw loan	11.53% (S + 6.00%)	8/10/2027	7,044	6,954	6,568	1.0%
		First lien senior secured delayed draw loan	11.53% (S + 6.00%)	8/10/2027	6,202	6,112	5,783	0.9%
		First lien senior secured revolving loan	11.53% (S + 6.00%)	8/10/2027	1,800	1,778	1,679	0.2%
		First lien senior secured loan	11.53% (S + 6.00%)	8/10/2027	1,020	996	952	0.1%
					31,011	30,591	28,918	4.2%
Total Private Credit Debt Investments					1,353,096	1,327,190	1,346,174	197.1%

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of December 31, 2023

(amounts in 000’s, except number of shares, units)

	Footnotes	Number of Shares/Units	Cost	Fair Value	Percentage of Net Assets
Equity Investments(9)
Automobile components
Vehicle Accessories, Inc. - Class A common	(12)	128,250	-	326	0.0%
Vehicle Accessories, Inc. - preferred	(12)	250,000	250	292	0.1%
		378,250	250	618	0.1%
Commercial services & supplies
American Equipment Holdings LLC- Class A units	(13)	426	284	508	0.1%
BLP Buyer, Inc. (Bishop Lifting Products) - Class A common	(14)	582,469	652	1,200	0.1%
Arborworks Acquisition LLC – Class A preferred units	(10)	21,716	9,179	9,287	1.4%
Arborworks Acquisition LLC – Class B preferred units	(10)	21,716	-	-	0.0%
Arborworks Acquisition LLC – Class A common units	(10)	2,604	-	-	0.0%
		628,931	10,115	10,995	1.6%
Food products
BC CS 2, L.P. (Cuisine Solutions)	(6)(11)	2,000,000	2,000	2,611	0.4%
City Line Distributors, LLC - Class A units	(15)	418,416	418	418	0.1%
Gulf Pacific Holdings, LLC - Class A common	(13)	250	250	189	0.0%
Gulf Pacific Holdings, LLC - Class C common	(13)	250	-	-	0.0%
IF&P Foods, LLC (FreshEdge) - Class A preferred	(13)	750	750	905	0.1%
IF&P Foods, LLC (FreshEdge) - Class B common	(13)	750	-	-	0.0%
Siegel Parent, LLC	(16)	250	250	72	0.0%
		2,420,666	3,668	4,195	0.6%
Healthcare equipment & supplies
LSL Industries, LLC (LSL Healthcare)	(13)	7,500	750	552	0.1%
IT services
Domain Information Services Inc. (Integris)		250,000	250	344	0.0%
Specialty retail
Sundance Direct Holdings, Inc. - common		21,479	-	-	0.0%
Textiles, apparel & luxury goods
American Soccer Company, Incorporated (SCORE)	(16)	1,000,000	1,000	620	0.1%
Total Private Equity Investments			16,033	17,324	2.5%

Total Private Investments			1,343,223	1,363,498	199.6%

		Number of		Fair	Percentage
	Footnotes	Shares	Cost	Value	of Net Assets
Short-Term Investments
First American Treasury Obligations Fund - Institutional Class Z, 5.21%	(17)	12,802,362	12,802	12,802	1.9%
Total Short-Term Investments		12,802,362	12,802	12,802	1.9%

Total Investments			$1,356,025	$1,376,300	201.5%
Liabilities in Excess of Other Assets				(693,244)	(101.5)%
Net Assets				$683,056	100.0%

(1)	As of December 31, 2023, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company.
(2)	Debt investments are pledged to the Company’s credit facilities, and a single debt investment may be divided into parts that are individually pledged to separate credit facilities.
(3)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(4)	As of December 31, 2023, the tax cost of the Company’s investments approximates their amortized cost.
(5)	Loan contains a variable rate structure, that may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the Secured Overnight Funding Rate (“SOFR” or “S”) (which can include one-, three- or six-month SOFR), or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate or “P”).

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of December 31, 2023

(amounts in 000’s, except number of shares, units)

(6)	Non-qualifying investment as defined by Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2023, 4.8% of the Company’s total assets were in non-qualifying investments.
(7)	The Company may be entitled to receive additional interest as a result of an arrangement with other lenders in the syndication. In exchange for the higher interest rate, the “last-out” portion is at a greater risk of loss. Certain lenders represent a “first out” portion of the investment and have priority to the “last-out” portion with respect to payments of principal and interest.
(8)	Debt investment on non-accrual status as of December 31, 2023.
(9)	Non-income producing investment.
(10)	In November 2023, the Company completed a restructure of the investment in Arborworks Acquisition LLC whereby the existing term loan and revolver were restructured to a new term loan and preferred and common equity. KABDC Corp II, LLC, a wholly owned subsidiary of the Company, holds the preferred and common equity of Arborworks Acquisition LLC that the Company owns following this restructure.

(11)	The Company has a senior secured loan in an investment vehicle (BC CS 2, L.P.) that is collateralized by a preferred stock investment in Cuisine Solutions, Inc..
(12)	The Company owns 0.19% of the common equity and 0.43% of the preferred equity of Vehicle Accessories, Inc.
(13)	The Company owns 27.15% of a pass-through, taxable limited liability company, KSCF IV Equity Aggregator Blocker, LLC (the “Aggregator Blocker”), which holds the Company’s equity investments in American Equipment Holdings LLC, Gulf Pacific Holdings, LLC, IF&P Foods, LLC (FreshEdge) and LSL Industries, LLC (LSL Healthcare). Through the Company’s ownership of the Aggregator Blocker, the Company owns the respective units of each company listed above in the Schedule of Investments.

(14)	The Company owns 0.53% of the common equity BLP Buyer, Inc. (Bishop Lifting Products).

(15)	KABDC Corp, LLC, a wholly owned subsidiary of the Company, owns 0.62% of the common equity of City Line Distributors, LLC.

(16)	The Company owns 33.95% of a pass-through limited liability company, KSCF IV Equity Aggregator, LLC (the “Aggregator”), which holds the Company’s equity investments in Siegel Parent, LLC and American Soccer Company, Incorporated (SCORE). The Aggregator’s ownership of Siegel Parent, LLC is 1.1442%. Through the Company’s ownership of the Aggregator, the Company owns the respective units of each company listed above in the Schedule of Investments.

(17)	The indicated rate is the yield as of December 31, 2023.

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

The Company is managed by KA Credit Advisors, LLC (the “Advisor”), an indirect controlled subsidiary of Kayne Anderson Capital Advisors, L.P. (“Kayne Anderson”), a prominent alternative investment management firm. The Advisor is registered with the United States Securities and Exchange Commission (the “SEC”) under the Investment Advisory Act of 1940, as amended. Subject to the overall supervision of the Company’s board of directors (the “Board”), the Advisor is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring investments, determining the value of the investments and monitoring its investments and portfolio companies on an ongoing basis. The Board consists of seven directors, four of whom are independent.

The Company’s investment objective is to generate current income and, to a lesser extent, capital appreciation primarily through debt investments in middle-market companies.

As of December 31, 2023, the Company has entered into subscription agreements with investors for an aggregate capital commitment of $1,046,928 to purchase shares of the Company’s common stock. On December 5, 2023, the Company completed its final close of subscription agreements with investors.

The Company conducts private offerings of its Common Stock to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). At the closing of any private offering, each investor will make a capital commitment (a “Capital Commitment”) to purchase shares of its common stock pursuant to a subscription agreement entered into with the Company. Investors will be required to fund drawdowns to purchase shares of common stock up to the amount of their respective Capital Commitments each time the Company delivers a notice to the investors. Following the initial closing of the private offering (the “Initial Closing”) on February 5, 2021 and prior to any Liquidity Event (as defined below), the Advisor may, in its sole discretion, permit additional closings of the private offering. A “Liquidity Event” is defined as (a) an initial public offering of shares of common stock (the “Initial Public Offering”) or the listing of shares of common stock on an exchange (together with the Initial Public Offering, an “Exchange Listing”), (b) the sale of the Company or (c) a disposition of the Company’s investments and distribution of the net proceeds (after repayment of borrowings under credit facilities and issuances of senior unsecured notes) to the Company’s investors.

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

Accordingly, the Company consolidated the accounts of the Company’s wholly-owned subsidiaries, Kayne Anderson BDC Financing, LLC, (“KABDCF”); Kayne Anderson BDC Financing II, LLC (“KABDCF II”); KABDC Corp, LLC and KABDC Corp II, LLC in its consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation. KABDC Corp, LLC and KABDC Corp II, LLC are Delaware LLCs that have elected to be treated as corporations for U.S. tax purposes and were formed to facilitate compliance with the requirements to be treated as a RIC under the Code by holding (directly or indirectly through a subsidiary) equity or equity related investments in portfolio companies organized as limited liability companies or limited partnerships.

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

Traded Investments (Level 1 or Level 2)

Investments for which market quotations are readily available will typically be valued at those market quotations. Traded investments such as corporate bonds, preferred stock, bank notes, broadly syndicated loans or loan participations are valued by using the bid price provided by an independent pricing service, by an independent broker, the agent bank, syndicate bank or principal market maker. When price quotes for investments are not available, or such prices are stale or do not represent fair value in the judgment of the Company’s Advisor, fair market value will be determined using the Advisor’s valuation process for investments that are privately issued or otherwise restricted as to resale.

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

F. Interest Income Recognition— Interest income is recorded on an accrual basis and includes the accretion of discounts, amortization of premiums and payment-in-kind (“PIK”) interest. Discounts from and premiums to par value on investments purchased are accreted/amortized into interest income over the life of the respective security using the effective yield method. To the extent loans contain PIK provisions, PIK interest, computed at the contractual rate specified in each applicable agreement, is accrued and recorded as interest income and added to the principal balance of the loan. PIK interest income added to the principal balance is generally collected upon repayment of the outstanding principal. The Company does not accrue PIK interest if, in the opinion of the Advisor, the portfolio company valuation indicates that the PIK interest is not likely to be collectible. If the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through PIK interest income. Previously capitalized PIK interest is not reversed when an investment is placed on non-accrual status. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends for the year the income was earned, even though the Company has not yet collected the cash. The amortized cost of investments represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest. For years ended December 31, 2023, 2022 and 2021, the Company had $1,652, $151 and $173, respectively, of PIK interest included in interest income, which represents 1.0%, 0.2% and 0.9%, respectively, of aggregate interest income.

Kayne Anderson BDC, Inc.
Notes to Consolidated Financial Statements
(amounts in 000’s, except share and per share amounts)

Loans are generally placed on non-accrual status when it has been determined that a significant impairment in the financial condition and ability of the borrower to repay principal and interest has occurred and is expected to continue such that it is probable the collectability of full amount of the loan (principal and interest) is doubtful. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. If cash payments are received subsequent to a loan being placed on non-accrual status, these payments will first be applied to previously accrued but uncollected interest, then to recover the principal. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Non-accrual loans are restored to accrual status when past due principal and interest are paid or there is no longer a reasonable doubt that such principal or interest will be collected in full and, in the Company’s judgment, principal and interest are likely to remain current. The Company may make exceptions to this policy if the loan has sufficient collateral value (i.e., typically measured as enterprise value of the portfolio company) or is in the process of collection. As of December 31, 2023, the Company had one debt investment on non-accrual status, which represented 0.4% and 0.4% of total debt investments at cost and fair value, respectively. As of December 31, 2022, the Company did not have any debt investments in portfolio companies on non-accrual status.

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

Kayne Anderson BDC, Inc.
Notes to Consolidated Financial Statements
(amounts in 000’s, except share and per share amounts)

Base Management Fee

Prior to an Exchange Listing, the base management fee will be calculated at an annual rate of 0.90% of the fair market value of the Company’s investments including, in each case, assets purchased with borrowings under credit facilities and issuances of senior unsecured notes, but excluding cash, U.S. government securities and commercial paper instruments maturing within one year of purchase.

The base management fee is payable quarterly in arrears and calculated based on the average of the Company’s fair market value of investments, at the end of the two most recently completed calendar quarters, including, in each case, assets purchased with borrowings under credit facilities and issuances of senior unsecured notes, but excluding cash, U.S. government securities and commercial paper instruments maturing within one year of purchase. Base management fees for any partial quarter will be appropriately pro-rated.

For the years ended December 31, 2023, 2022 and 2021, the Company incurred base management fees of $11,433, $7,147 and $2,095, respectively.

Incentive Fee

The Company will also pay the Advisor an incentive fee. The incentive fee will consist of two parts—an incentive fee on income and an incentive fee on capital gains. Described in more detail below, these components of the incentive fee will be largely independent of each other with the result that one component may be payable even if the other is not.

Incentive Fee on Income

The incentive fee based on income (the “income incentive fee”) is determined and paid quarterly in arrears in cash (subject to the limitations described in “Payment of Incentive Fees” below). The Company’s quarterly pre-incentive fee net investment income must exceed a preferred return of 1.50% of the Company’s net asset value (“NAV”) at the end of the immediately preceding calendar quarter (6.0% annualized but not compounded) (the “Hurdle Amount”) in order for the Company to receive an income incentive fee. Prior to an Exchange Listing, the income incentive fee is calculated as 100% of our pre-incentive fee net investment income for the immediately preceding calendar quarter in excess of 1.50% of the Company’s NAV at the end of the immediately preceding calendar quarter until the Advisor has received 10% of the total pre-incentive fee net income for that calendar quarter and, for pre-incentive fee net investment income in excess of 1.6667%, 10% of all remaining pre-incentive fee net investment income for that quarter.

Kayne Anderson BDC, Inc.
Notes to Consolidated Financial Statements
(amounts in 000’s, except share and per share amounts)

Incentive Fee on Capital Gains

Prior to an Exchange Listing, the incentive fee on capital gains (the “capital gains incentive fee”) will be calculated and payable in arrears in cash as 10% of the Company’s realized capital gains, if any, on a cumulative basis from formation through (a) the day before an Exchange Listing, (b) upon consummation of a Liquidity Event or (c) upon the termination of the Investment Advisory Agreement, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis. For the purpose of computing the capital gain incentive fee, the calculation methodology will look through derivative financial instruments or swaps as if the Company owned the reference assets directly.

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

For the year ended December 31, 2023, the Company incurred incentive fees on income of $9,433 and no incentive fees on capital gains. For the year ended December 31, 2022, the Company incurred incentive fees on income of $4,698 and no incentive fees on capital gains. For the year ended December 31, 2021, the Company incurred incentive fees on income of $31 and on realized gains $34 (total of $65).

Note 4. Investments

The following table presents the composition of the Company’s investment portfolio at amortized cost and fair value as of December 31, 2023 and 2022:

	December 31, 2023		December 31, 2022
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
First-lien senior secured debt investments	$1,327,190	$1,346,174	$1,141,538	$1,157,971
Equity investments	16,033	17,324	6,250	7,148
Short-term investments	12,802	12,802	9,847	9,847
Total Investments	$1,356,025	$1,376,300	$1,157,635	$1,174,966

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

As of December 31, 2023 and December 31, 2022, $68,578 and $45,901, respectively, of the Company’s total assets were non-qualifying assets, as defined by Section 55(a) of the 1940 Act.

The Company uses Global Industry Classification Standards (GICS), Level 3 – Industry, for classifying the industry groupings of its portfolio companies.

The industry composition of long-term investments based on fair value as of December 31, 2023 and 2022 was as follows:

	December 31, 2023	December 31, 2022

Trading companies & distributors	15.3%	12.9%
Food products	11.5%	10.9%
Commercial services & supplies	9.4%	11.9%
Health care providers & services	7.4%	9.8%
Containers & packaging	7.2%	4.5%
Aerospace & defense	6.3%	4.1%
Professional services	4.5%	5.5%
IT services	3.8%	3.9%
Machinery	3.8%	2.2%
Leisure products	3.3%	2.3%
Textiles, apparel & luxury goods	3.3%	4.1%
Chemicals	3.1%	2.9%
Personal care products	3.0%	1.7%
Software	2.5%	3.0%
Insurance	2.2%	1.3%
Wireless telecommunication services	2.1%	2.5%
Automobile components	2.0%	2.3%
Building products	2.0%	3.4%
Household durables	1.5%	1.8%
Health care equipment & supplies	1.5%	1.8%
Household products	1.2%	1.6%
Biotechnology	0.9%	1.0%
Specialty retail	0.7%	0.7%
Capital markets	0.6%	-%
Pharmaceuticals	0.5%	0.6%
Diversified telecommunication services	0.4%	2.6%
Electronic equipment, instruments & components	-%	0.3%
Asset management & custody banks	-%	0.4%
Total	100.0%	100.0%

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

Kayne Anderson BDC, Inc.
Notes to Consolidated Financial Statements
(amounts in 000’s, except share and per share amounts)

The following tables present the fair value hierarchy of investments as of December 31, 2023 and December 31, 2022. Note that the valuation levels below are not necessarily an indication of the risk or liquidity associated with the underlying investment.

	Fair Value Hierarchy as of December 31, 2023
Investments:	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$-	$-	$1,346,174	$1,346,174
Equity investments	-	-	17,324	17,324
Short-term investments	12,802	-	-	12,802
Total Investments	$12,802	$-	$1,363,498	$1,376,300

	Fair Value Hierarchy as of December 31, 2022
Investments:	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$-	$-	$1,157,971	$1,157,971
Equity investments	-	-	7,148	7,148
Short-term investments	9,847	-	-	9,847
Total Investments	$9,847	$-	$1,165,119	$1,174,966

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the years ended December 31, 2023 and 2022.

For the year ended December 31, 2023	First-lien senior secured debt investments	Private equity investments	Total
Fair value, beginning of period	$1,157,971	$7,148	$1,165,119
Purchases of investments, including PIK, if any	392,388	605	392,993
Proceeds from sales of investments and principal repayments	(196,649)	-	(196,649)
Net change in unrealized gain (loss)	2,552	392	2,944
Net realized gain (loss)	(10,686)	-	(10,686)
Net accretion of discount on investments	9,777	-	9,777
Other(1)	(9,179)	9,179	-
Transfers into (out of) Level 3	-	-	-
Fair value, end of period	$1,346,174	$17,324	$1,363,498

(1)	Reflects non-cash conversions. These transactions represent non-cash investing activities.

	First-lien	Private
	senior secured	equity
For the year ended December 31, 2022	debt investments	investments	Total
Fair value, beginning of period	$578,195	$250	$578,445
Purchases of investments	712,387	6,000	718,387
Proceeds from sales of investments and principal repayments	(142,118)	-	(142,118)
Net change in unrealized gain (loss)	4,604	898	5,502
Net realized gain (loss)	84	-	84
Net accretion of discount on investments	4,819	-	4,819
Transfers into (out of) Level 3	-	-	-
Fair value, end of period	$1,157,971	$7,148	$1,165,119

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

For the years ended December 31, 2023 and 2022, the Company did not recognize any transfers to or from Level 3. The increase in unrealized gain (loss) relates to investments that were held during the period. The Company includes these unrealized gains and losses on the Statement of Operations – Net Change in Unrealized Gains (Losses).

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

Quantitative Table for Valuation Techniques

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of December 31, 2023 and December 31, 2022. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Advisor’s determination of fair value. The Company calculates weighted average, based on the value of the unobservable input of each investment relative to the fair value of the investment compared to the total fair value of all investments.

	As of December 31, 2023
		Valuation	Unobservable		Weighted
	Fair Value	Technique	Input	Range	Average
First-lien senior secured debt investments	$1,346,174	Discounted cash flow analysis	Discount rate	8.3% – 15.0%	10.2%
Preferred equity investment	9,287	Discounted cash flow analysis	Discount rate	15.0%	15.0%
Other equity investments	8,037	Comparable Multiples	EV / EBITDA	7.1 – 17.2	11.5
	$1,363,498

	As of December 31, 2022
		Valuation	Unobservable		Weighted
	Fair Value	Technique	Input	Range	Average
First-lien senior secured debt investments	$1,157,971	Discounted cash flow analysis	Discount rate	8.4% – 15.0%	10.1%

Equity investments	1,988	Precedent Transaction Analysis	Original Cost	1.0	1.0
	5,160	Comparable Multiples	EV / EBITDA	6.6 – 17.2	12.7
	$1,165,119

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

Note 6. Debt

Subscription Credit Agreement

As of December 31, 2023, the Company had a $50,000 credit agreement (the “Subscription Credit Agreement”) with certain lenders party thereto. The Subscription Credit Agreement permits the Company to elect the commitment amount each quarter to borrow up to $50,000, subject to availability under the borrowing base which is calculated based on the unused capital commitments of the investors meeting various eligibility requirements. The interest rate under the Subscription Credit Agreement is equal to the Secured Overnight Funding Rate (“SOFR”) plus 2.25% (subject to a 0.275% SOFR floor). The Company is also required to pay a commitment fee of 0.25% per annum on any unused portion of the Subscription Credit Agreement. The Company also pays an extension fee of 0.075% per quarter on the elected commitment amount on the first day of each calendar quarter. The Subscription Credit Agreement will expire on December 31, 2024.

For the years ended December 31, 2023 and 2022, the average amount of borrowings outstanding under the Subscription Credit Agreement were $41,782 and $65,751, respectively, with a weighted average interest rate of 7.03% and 3.70%, respectively. As of December 31, 2023, the Company had $10,750 outstanding under the Subscription Credit Agreement at a weighted average interest rate of 7.35%.

Corporate Credit Facility

As of December 31, 2023, the Company had a senior secured revolving credit facility (the “Corporate Credit Facility”), that has a total commitment of $400,000. The Company entered into the Corporate Credit Facility on February 18, 2022. The Corporate Credit Facility’s commitment termination date and the final maturity date are February 18, 2026 and February 18, 2027, respectively. The Corporate Credit Facility also provides for a feature that allows the Company, under certain circumstances, to increase the overall size of the Corporate Credit Facility to a maximum of $550,000. The interest rate on the Corporate Credit Facility is equal to Term SOFR (a forward-looking rate based on SOFR futures) plus an applicable spread of 2.35% per annum or an “alternate base rate” (as defined in the agreements governing the Corporate Credit Facility) plus an applicable spread of 1.25%. The Company is also required to pay a commitment fee of 0.375% per annum on any unused portion of the Corporate Credit Facility.

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

For the years ended December 31, 2023 and 2022, the average amount of borrowings outstanding under the Corporate Credit Facility was $251,655 and $134,239, respectively, with a weighted average interest rate of 7.35% and 4.26%, respectively. As of December 31, 2023, the Company had $234,000 outstanding under the Corporate Credit Facility at a weighted average interest rate of 7.71%.

Revolving Funding Facility

As of December 31, 2023, the Company had a senior secured revolving funding facility (the “Revolving Funding Facility”), that has a total commitment of $455,000. The Company and KABDCF entered into the Revolving Funding Facility on February 18, 2022, and on June 29, 2023, amended the facility and increased the commitment amount from $350,000 to $455,000. The interest rate and all other terms remained unchanged. The Revolving Funding Facility is secured by all of the assets held by KABDCF and the Company has agreed that it will not grant or allow a lien on the membership interest of KABDCF. The end of the reinvestment period and the stated maturity date for the Revolving Funding Facility are February 18, 2025 and February 18, 2027, respectively. The interest rate on the Revolving Funding Facility is equal to daily SOFR plus 2.75% per annum. KABDCF is also required to pay a commitment fee of between 0.50% and 1.50% per annum depending on the size of the unused portion of the Revolving Funding Facility. Amounts available to borrow under the Revolving Funding Facility are subject to a borrowing base that applies different advance rates to different types of assets held by KABDCF and is subject to limitations with respect to the loans securing the Revolving Funding Facility, including restrictions on, loan size, industry concentration, payment frequency and status, as well as restrictions on portfolio company leverage, all of which may also affect the borrowing base and therefore amounts available to borrow. The Company and KABDCF are also required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. These covenants are subject to important limitations and exceptions that are described in the agreements governing the Revolving Funding Facility.

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

For the years ended December 31, 2023 and 2022, the average amount of borrowings outstanding under the Revolving Funding Facility was $290,890 and $147,808, respectively, with a weighted average interest rate of 7.74% and 4.20%, respectively. As of December 31, 2023, the Company had $306,000 outstanding under the Revolving Funding Facility at a weighted average interest rate of 8.06%.

Revolving Funding Facility II

On December 22, 2023, the Company and Kayne Anderson BDC Financing II, LLC (“KABDCF II”), a wholly-owned, special purpose financing subsidiary, entered into a new senior secured revolving credit facility (the “Revolving Funding Facility II”). The Revolving Funding Facility II has an initial commitment of $150,000 which, under certain circumstances, can be increased up to $500,000. The Revolving Funding Facility II is secured by all of the assets held by KABDCF II and the Company has agreed that it will not grant or allow a lien on the membership interest of KABDCF II. The end of the reinvestment period and the stated maturity date for the Revolving Funding Facility II are December 22, 2026, and December 22, 2028, respectively. The interest rate on the Revolving Funding Facility II is equal to 3-month term SOFR plus 2.70% per annum. KABDCF II is also required to pay a commitment fee of 0.50% between December 22, 2023 and September 22, 2024 and 0.75% thereafter on the unused portion of the Revolving Funding Facility II.

Amounts available to borrow under the Revolving Funding Facility II are subject to a borrowing base that has limitations with respect to the loans securing the Revolving Funding Facility II, including limitations on, loan size, payment frequency and status, sector concentrations, as well as restrictions on portfolio company leverage, all of which may also affect the borrowing base and therefore amounts available to borrow. The Company and KABDCF II are also required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. These covenants are subject to important limitations and exceptions that are described in the agreements governing the Revolving Funding Facility II.

For the period ended December 22, 2023 through December 31, 2023, the average amount of borrowings outstanding under the Revolving Funding Facility II was $70,000, with a weighted average interest rate of 8.07%. As of December 31, 2023, the Company had $70,000 outstanding under the Revolving Funding Facility II at a weighted average interest rate of 8.07%.

Loan and Security Agreement

On February 18, 2022, the Company and KABDCF established two new credit facilities (described above) and fully repaid the $150,000 outstanding balance on the Loan and Security Agreement (the “LSA”), which was entered into by KABDCF on February 5, 2021. Advances under the LSA had an interest rate of LIBOR plus 4.25% (subject to a 1.00% LIBOR floor).

For the year ended December 31, 2022, the average amount of borrowings outstanding under the LSA were $20,384 with a weighted average interest rate of 5.25%.

Senior Unsecured Notes

On June 29, 2023, the Company completed a private placement of $75,000 of senior unsecured notes (the “Notes”). Net proceeds from the offering was used to refinance existing debt and for general corporate purposes.

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

The table below sets forth a summary of the key terms of each series of Notes outstanding at December 31, 2023.

Series	Principal Outstanding December 31, 2023	Unamortized Issuance Costs	Estimated Fair Value December 31, 2023	Fixed Interest Rate
A	$25,000	$276	$26,906	8.65%
B	50,000	575	54,173	8.74%
	$75,000	$851	$81,079

Holders of the Notes are entitled to receive cash interest payments semi-annually (on January 30 and July 30) at the fixed rate. As of December 31, 2023, the weighted average interest rate on the outstanding Notes was 8.71%.

As of December 31, 2023, the Notes were rated “BBB” by Kroll Bond Rating Agency (“KBRA”). The Company is required to maintain a current rating from one rating agency with respect to the Notes. In the event the Company does not maintain a current rating from a rating agency for a specified period of time or the credit rating on the Notes falls below “BBB-” (a “Below Investment Grade Event”), the interest rate per annum on the Notes will increase by 1.0% during the period the Notes are rated below “BBB-”. In the event the Company’s Secured Debt Ratio exceeds 60% (until June 29, 2024) or 55% (on or after June 29, 2024) (a “Secured Debt Ratio Event”), the interest rate per annum on the Notes will increase by 1.5% during the period the ratio is above stated percentage. If a Below Investment Grade Event and a Secured Debt Ratio Event is continuing at the same time the aggregate increase in interest rate per annum will not exceed 2.0%.

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

At December 31, 2023, the Company was in compliance with all covenants under the Notes agreements.

Debt obligations consisted of the following as of December 31, 2023 and 2022.

	December 31, 2023
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Notes	$75,000	$75,000	$-	$74,149
Corporate Credit Facility	400,000	234,000	166,000	232,285
Revolving Funding Facility	455,000	306,000	18,536	303,981
Revolving Funding Facility II	150,000	70,000	9,716	68,195
Subscription Credit Agreement	50,000	10,750	39,250	10,709
Total debt	$1,130,000	$695,750	$233,502	$689,319

(1)	The amount available under the Company’s credit facilities reflects the assets held at KABDCF and KABDCF II and any limitations related to each borrowing base as of December 31, 2023.

(2)	The carrying value of the Notes, Corporate Credit Facility, Revolving Funding Facility, Revolving Funding Facility II and Subscription Credit Agreement are presented net of deferred financing costs totaling $6,431.

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

	December 31, 2022
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Corporate Credit Facility	$400,000	$269,000	$131,000	$266,483
Revolving Funding Facility	350,000	200,000	21,793	197,173
Subscription Credit Agreement	125,000	108,000	17,000	107,935
Total debt	$875,000	$577,000	$169,793	$571,591

(1)	The amount available under the Company’s credit facilities reflects the assets held at KABDCF and any limitations related to the borrowing base as of December 31, 2022.

(2)	The carrying value of the Corporate Credit Facility, Revolving Funding Facility, and Subscription Credit Agreement are presented net of deferred financing costs totaling $5,409.

For the years ended December 31, 2023, 2022 and 2021, the components of interest expense were as follows:

	For the years ended
	December 31, 2023	December 31, 2022	December 31, 2021
Interest expense	$49,620	$18,170	$4,195
Amortization of debt issuance costs	2,694	2,122	260
Total interest expense	$52,314	$20,292	$4,455
Average interest rate	8.4%	5.5%	5.4%
Average borrowings	$624,464	$368,182	$91,355

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

Note 7. Share Transactions

Common Stock Issuances

The following tables summarize the number of common stock shares issued and aggregate proceeds received from such issuances related to the Company’s capital call notices pursuant to subscription agreements with investors for the years ended December 31, 2023, 2022 and 2021. See Note 12 – Subsequent Events.

For the year ended December 31, 2023
	Offering		Aggregate
	price per	Common stock	offering
Common stock issue date	share	shares issued	amount
April 4, 2023	$16.61	3,010,942	$50,000
August 8, 2023	$16.82	2,411,582	40,575
Total common stock issued		5,422,524	$90,575

For the year ended December 31, 2022
	Offering		Aggregate
	price per	Common stock	offering
Common stock issue date	share	shares issued	amount
January 24, 2022	$16.36	4,191,292	$68,582
July 22, 2022	$16.30	7,666,830	125,000
October 31, 2022	$16.58	1,485,844	24,636
December 9, 2022	$16.89	2,961,068	50,000
Total common stock issued		16,305,034	$268,218

For the year ended December 31, 2021
	Offering		Aggregate
	price per	Common stock	offering
Common stock issue date	share	shares issued	amount
February 5, 2021	$15.00	5,666,667	$85,000
April 23, 2021	$15.57	3,532,434	55,000
July 23, 2021	$15.72	2,862,595	45,000
October 28, 2021	$15.98	2,502,612	40,000
December 2, 2021	$16.31	4,568,314	74,501
Total common stock issued		$19,132,622	$299,501

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

On December 5, 2023, the Company completed its final close of subscription agreements with investors. As of December 31, 2023, the Company had subscription agreements with investors for an aggregate capital commitment of $1,046,928 to purchase shares of common stock. Of this amount, the Company had $388,634 of undrawn commitments at December 31, 2023. See Note 12 – Subsequent Events.

Dividends and Dividend Reinvestment

The following tables summarize the dividends declared and payable by the Company for the years ended December 31, 2023, 2022 and 2021. See Note 12 – Subsequent Events.

For the year ended December 31, 2023
			Dividend
Dividend declaration date	Dividend record date	Dividend payment date	per share

March 7, 2023	March 31, 2023	April 14, 2023	$0.47
May 10, 2023	June 30, 2023	July 14, 2023	0.53
August 10, 2023	September 29, 2023	October 13, 2023	0.53
November 9, 2023	December 29, 2023	January 16, 2024	0.53
Total dividends declared			$2.06

For the year ended December 31, 2022
			Dividend
Dividend declaration date	Dividend record date	Dividend payment date	per share
April 19, 2022	April 20, 2022	April 26, 2022	$0.26
July 19, 2022	July 20, 2022	July 27, 2022	0.30
October 18, 2022	October 13, 2022	October 25, 2022	0.35
December 16, 2022	December 29, 2022	January 13, 2023	0.43
Total dividends declared			$1.34

For the year ended December 31, 2021
Dividend declaration date	Dividend record date	Dividend payment date	Dividend per share
April 23, 2021	April 20, 2021	May 14, 2021	$0.15
July 19, 2021	July 20, 2021	July 27, 2021	0.22
October 18, 2021	October 22, 2021	November 2, 2021	0.25
December 2, 2021	December 29, 2021	January 18, 2022	0.24
Total dividends declared			$0.86

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

The following tables summarize the amounts received and shares of common stock issued to shareholders pursuant to the Company’s dividend reinvestment plan (“DRIP”) for the years ended December 31, 2023, 2022 and 2021. See Note 12 - Subsequent Events.

For the year ended December 31, 2023
		DRIP
		shares	DRIP
Dividend record date	Dividend payment date	issued	value
December 29, 2022	January 13, 2023	57,860	$955
March 31, 2023	April 14, 2023	65,733	1,089
June 30, 2023	July 14, 2023	81,527	1,352
September 29, 2023	October 13, 2023	96,731	1,586
		301,851	$4,982

For the dividend declared on November 9, 2023 and paid on January 16, 2024, there were 95,791 shares issued with a DRIP value of $1,573. These shares are excluded from the table above, as the DRIP shares were issued after December 31, 2023.

For the year ended December 31, 2022
		DRIP
		shares	DRIP
Dividend record date	Dividend payment date	issued	value
December 29, 2021	January 18, 2022	55,590	$902
April 20, 2022	April 26, 2022	75,270	1,222
July 20, 2022	July 27, 2022	88,081	1,431
October 13, 2022	October 25, 2022	127,414	2,087
		346,355	$5,642

For the dividend declared on December 16, 2022 and paid on January 13, 2023, there were 57,860 shares issued with a DRIP value of $955. These shares are excluded from the table above, as the DRIP shares were issued after December 31, 2022.

For the year ended December 31, 2021
Dividend record date	Dividend payment date	DRIP shares issued	DRIP value
April 20, 2021	May 14, 2021	1,361	$21
July 20, 2021	July 27, 2021	37,460	585
October 22, 2021	November 2, 2021	55,792	886
		94,613	$1,492

For the dividend declared on December 2, 2021 and paid on January 18, 2022, there were 55,590 shares issued with a DRIP value of $902. These shares are excluded from the table above, as the DRIP shares were issued after December 31, 2021.

Note 8. Commitments and Contingencies

The Company had an aggregate of $147,928 and $149,338, respectively, of unfunded commitments to provide debt financing to its portfolio companies as of December 31, 2023 and December 31, 2022. Such commitments are generally subject to the satisfaction of certain financial and nonfinancial covenants and certain operational metrics. The commitment period for these amounts may be shorter than the maturity date if drawn or funded. These commitments are not reflected in the Company’s consolidated statement of assets and liabilities. Consequently, such commitments result in an element of credit risk in excess of the amount recognized in the Company’s consolidated statement of assets and liabilities.

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

A summary of the composition of the unfunded commitments as of December 31, 2023 and 2022 is shown in the table below.

	As of	As of
	December 31, 2023	December 31, 2022
Alcami Corporation (Alcami)	$2,543	$2,543
Allcat Claims Service, LLC	5,370	20,106
Allentown, LLC	785	2,040
American Equipment Holdings LLC	483	2,956
American Soccer Company, Incorporated (SCORE)	2,601	2,838
Arborworks Acquisition LLC	1,872	1,563
Atria Wealth Solutions, Inc.	-	2,996
Basel U.S. Acquisition Co., Inc. (IAC)	1,622	1,622
BCI Burke Holding Corp.	4,659	4,659
OAO Acquisitions, Inc. (BearCom)	6,982	-
BLP Buyer, Inc. (Bishop Lifting Products)	6,548	1,047
BR PJK Produce, LLC (Keany)	2,870	1,429
Brightview, LLC	-	2,904
Carton Packaging Buyer, Inc.	2,848	-
Centerline Communications, LLC	-	1,800
CGI Automated Manufacturing, LLC	2,390	2,717
City Line Distributors, LLC	5,322	-
Curio Brands, LLC	1,719	2,722
DISA Holdings Corp. (DISA)	6,142	7,769
DRS Holdings III, Inc. (Dr. Scholl’s)	310	310
Eastern Wholesale Fence	1,332	425
EIS Legacy, LLC	6,922	6,539
Fastener Distribution Holdings, LLC	-	6,810
FCA, LLC (FCA Packaging)	2,670	2,670
Foundation Consumer Brands	577	577
Fralock Buyer LLC	300	749
Guided Practice Solutions: Dental, LLC (GPS)	10,299	-
Gulf Pacific Holdings, LLC	10,153	13,066
Gusmer Enterprises, Inc.	3,676	3,676
Home Brands Group Holdings, Inc. (ReBath)	2,099	2,099
I.D. Images Acquisition, LLC	2,020	1,424
IF&P Foods, LLC (FreshEdge)	1,656	6,114
Improving Acquisition LLC	1,672	2,028
Krayden Holdings, Inc.	5,438	-
Light Wave Dental Management LLC	827	6,774
LSL Industries, LLC (LSL Healthcare)	15,224	15,224
MacNeill Pride Group	3,877	2,978
Pavion Corp., f/k/a Corbett Technology Solutions, Inc.	-	1,334
PMFC Holding, LLC	137	342
Regiment Security Partners LLC	104	3,207
Ruff Roofers Buyer, LLC	10,966	-
SGA Dental Partners Holdings, LLC	5,087	1,724
Siegel Egg Co., LLC	537	1,207
Sundance Holdings Group, LLC	439	-
Techniks Holdings, LLC / Eppinger Holdings Germany GMBH	1,450	-
Trademark Global LLC	480	240
United Safety & Survivability Corporation (USSC)	469	2,942
Universal Marine Medical Supply International, LLC (Unimed)	-	2,035
USALCO, LLC	1,494	1,462
Vehicle Accessories, Inc.	1,671	1,671
Worldwide Produce Acquisition, LLC	1,286	-
Total unfunded commitments	$147,928	$149,338

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of December 31, 2023 and 2022, management was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

Note 9. Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of December 31, 2023, 2022 and 2021, there were no dilutive shares.

The following table sets forth the computation of basic and diluted earnings per share of common stock for the years ended December 31, 2023, 2022 and 2021.

	For the years ended
	December 31, 2023	December 31, 2022	December 31, 2021

Net increase (decrease) in net assets resulting from operations	$77,075	$45,765	$22,288
Weighted average shares of common stock outstanding – basic and diluted	39,250,232	27,184,302	10,718,083
Earnings (loss) per share of common stock – basic and diluted	$1.96	$1.68	$2.08

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

The permanent differences for tax purposes from distributable earnings to additional paid in capital were reclassified for tax purposes for the tax years ended December 31, 2023, 2022 and 2021.

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

These reclassifications have no impact on net assets.

	For the years ended
	December 31, 2023	December 31, 2022	December 31, 2021
Increase (decrease) in distributable earnings	$101	$29	$257
Increase (decrease) in additional paid-in capital	$(101)	$(29)	$(257)

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

The following reconciles net increase in net assets resulting from operations to taxable income for the years ended December 31, 2023, 2022 and 2021:

	For the years ended
	December 31, 2023	December 31, 2022	December 31, 2021
Net increase (decrease) in net assets resulting from operations	$77,075	$45,765	$22,288
Net change in unrealized losses (gains) from investments	(2,944)	(5,502)	(11,829)
Non-deductible expenses, including excise taxes, offering costs disallowed	101	29	257
Capital loss carryforward	10,686	-	-
Other book tax differences	(65)	(67)	117
Taxable income before deductions for distributions	$84,853	$40,225	$10,833

For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof.

For the year ended December 31, 2023, the Company incurred $101 of U.S. federal excise tax. There was no U.S. federal excise tax incurred for the years ended December 31, 2022 or 2021, respectively.

The final determination of tax character will not be made until the Company files its tax return for each tax year and the tax characteristics of all distributions will be reported to stockholders on Form 1099 after the end of each calendar year. The tax character of distributions paid to stockholders during the tax years ended December 31, 2023, 2022 and 2021 were as follows.

	For the years ended
	December 31, 2023	December 31, 2022	December 31, 2021
Ordinary income	$81,617	$39,553	$10,514
Capital gains	-	-	-
Return of capital	-	-	-
Total	$81,617	$39,553	$10,514

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

For the years ended December 31, 2023, 2022 and 2021, the components of accumulated earnings on a tax basis were as follows.

	For the years ended
	December 31, 2023	December 31, 2022	December 31, 2021
Undistributed net investment income (loss)	$4,227	$991	$319
Undistributed capital gains	-	-	-
Capital loss carryforward	(10,686)	-	-
Other accumulated gain (loss)	-	-	-
Other temporary book / tax differences	(792)	(857)	(924)
Net unrealized appreciation (depreciation)	20,275	17,331	11,829
Total	$13,024	$17,465	$11,224

Capital losses can be carried forward indefinitely to offset future capital gains. As of December 31, 2023, the Company had a capital loss carryforward of $263, which was characterized as short-term, and $10,423, which was characterized as long-term. As of December 31, 2022 and 2021, the Company had no capital loss carryforwards.

As of December 31, 2023, 2022 and 2021, the Company’s aggregate unrealized appreciation and depreciation on investments based on cost for U.S. federal income tax purposes was as follows:

	For the years ended
	December 31, 2023	December 31, 2022	December 31, 2021
Tax cost	$1,356,025	$1,157,635	$570,290

Gross unrealized appreciation	$25,718	$21,476	$11,829
Gross unrealized depreciation	(5,443)	(4,145)	-
Net unrealized appreciation/(depreciation) on investments	$20,275	$17,331	$11,829

KABDC Corp, LLC and KABDC Corp II, LLC are wholly owned subsidiaries that were formed in December 2021 and October 2023, respectively. Each of these wholly owned subsidiaries are Delaware LLCs that have elected to be treated as a corporation for U.S. tax purposes. As such, KABDC Corp, LLC and KABDC Corp II, LLC are subject to U.S. Federal, state and local taxes. For the Company’s tax years ended December 31, 2023, 2022 and 2021, KABDC Corp, LLC and KABDC Corp II, LLC did not have a material provision for income taxes.

FASB ASC Topic 740, Accounting for Uncertainty in Income Taxes (“ASC 740”) provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. The Company recognizes the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities. As of December 31, 2023, 2022 and 2021, management has analyzed the Company’s tax positions, and has concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions taken in the Company’s current year tax return. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an ongoing analysis of tax laws, regulations and interpretations thereof.

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

Note 11. Financial Highlights

The following per share of common stock data has been derived from information provided in the audited financial statements. The following is a schedule of financial highlights for the years ended December 31, 2023, 2022 and 2021.

	For the years ended December 31, (amounts in thousands, except share and per share amounts)
Per Common Share Operating Performance (1)	2023	2022	2021
Net Asset Value, Beginning of Period (2)	$16.50	$16.22	$14.86

Results of Operations:
Net Investment Income	2.16	1.48	0.94
Net Realized and Unrealized Gain (Loss) on Investments(3)	(0.18)	0.14	1.28
Net Increase (Decrease) in Net Assets Resulting from Operations	1.98	1.62	2.22

Distributions to Common Stockholders
Distributions	(2.06)	(1.34)	(0.86)
Net Decrease in Net Assets Resulting from Distributions	(2.06)	(1.34)	(0.86)

Net Asset Value, End of Period	$16.42	$16.50	$16.22

Shares Outstanding, End of Period	41,603,666	35,879,291	19,227,902

Ratio/Supplemental Data
Net assets, end of period	$683,056	$592,041	$311,969
Weighted-average shares outstanding	39,250,232	27,184,302	10,718,083
Total Return(4)	12.5%	10.3%	14.2%
Portfolio turnover	15.5%	17.6%	31.3%
Ratio of operating expenses to average net assets (5)	11.9%	7.9%	5.8%
Ratio of net investment income (loss) to average net assets (5)	13.3%	9.1%	6.8%

(1)	The per common share data was derived by using weighted average shares outstanding.

(2)	On February 5, 2021, the initial offering price of $15.00 per share less $0.14 per share of organizational costs.

(3)	Realized and unrealized gains and losses per share in this caption are balancing amounts necessary to reconcile the change in net asset value per share for the period and may not reconcile with the aggregate gains and losses in the Consolidated Statement of Operations due to share transactions during the period.

For the years ended December 31, 2023, 2022 and 2021, such share transactions include the effect of share issuances of $0.00, $0.04 and $0.19 per share, respectively. During the period, shares were issued at prices that reflect the aggregate amount of the Company’s initial organizational and offering expenses. As a result, investors subscribing after the initial capital call are allocated organizational expenses consistently with all stockholders.

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

On January 16, 2024, the Company paid a distribution of $0.53 per share to each common stockholder of record as of December 29, 2023. The total distribution was $22,050 and $1,573 was reinvested into the Company through the issuance of 95,791 shares of common stock.

On February 14, 2024, the Company sold 7,089,771 shares of its common stock for a total aggregate offering price of $118,689. As of February 22, 2024, the Company has subscription agreements with investors for an aggregate capital commitment of $1,046,928 to purchase shares of common stock ($269,945 is undrawn).

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

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2024 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2023 and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2024 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2023 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2024 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2023 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2024 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2023 and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2024 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2023 and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) DOCUMENTS FILED AS PART OF THIS REPORT

The following is a list of our consolidated financial statements included in this Annual Report on Form 10-K under Item 8 of Part II hereof:

1. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

(b) EXHIBITS

3.1	Certificate of Formation (3)
3.2	Initial Limited Liability Company Agreement (1)
3.3	Certificate of Conversion (2)
3.4	Certificate of Incorporation (2)
3.5	Amended and Restated Bylaws (5)
4.1	Description of Securities (3)
10.1	Investment Advisory Agreement (1)
10.2	Amendment to Investment Advisory Agreement (8)
10.3	Administration Agreement (1)
10.4	License Agreement (1)
10.5	Indemnification Agreement (1)
10.6	Custody Agreement (1)
10.7	Subscription Agreement (1)
10.8	Loan and Security Agreement, dated as of February 5, 2021, by and between KA Credit Advisors, LLC, as collateral manager, Kayne Anderson BDC Financing, LLC, as borrower, certain lenders thereto, administrative agent for the lenders, and collateral agent for the lenders (2)
10.9	Credit Agreement, dated February 5, 2021, by and between Kayne Anderson BDC, Inc., as borrower, lenders signatories thereto, and agent and the lead arranger (2)
10.10	Second Amendment to Credit Agreement, dated December 3, 2021, by and between Kayne Anderson BDC, Inc., as borrower, lender signatories thereto, and agent and lead arranger (5)
10.11	Third Amendment to the Credit Agreement, dated December 30, 2022, by and between Kayne Anderson BDC, Inc., as borrower, lenders, and City National Bank as administrative agent for the lenders (7)
10.12	Fourth Amendment to the Credit Agreement, dated December 31, 2023, by and between Kayne Anderson BDC, Inc., as borrower, lenders, and City National Bank as administrative agent for the lenders (11)
10.13	Senior Secured Revolving Credit Agreement (4)
10.14	Loan and Security Agreement (4)
10.15	First Amendment to Loan and Security Agreement, dated November 17, 2022, by and between KA Credit Advisors, LLC, as collateral manager, Kayne Anderson BDC Financing, LLC, as borrower, certain lenders thereto, administrative agent for the lenders, and collateral agent for the lenders (6)
10.16	Second Amendment to Loan and Security Agreement, dated June 29, 2023, by and between KA Credit Advisors, LLC, as collateral manager, Kayne Anderson BDC Financing, LLC, as borrower, certain lenders thereto, administrative agent for the lenders, and collateral agent for the lenders (9)
10.17	Loan and Security Agreement, dated December 22, 2023, by and between KA Credit Advisors, LLC, as portfolio manager, Kayne Anderson BDC Financing II, LLC, as borrower, certain lenders thereto, collateral administrator for the lenders, collateral agent for the lenders, securities intermediary party, and administrative agent for the lenders (10)
10.18	Notes Purchase Agreement, dated June 29, 2023, by and among the Company and the Purchasers party thereto (9)
14.1	Code of Ethics as amended March 1, 2021 (8)
14.2	Supplemental Antifraud Code of Ethics for Principal Officers and Senior Financial Officers (8)
21.1	Subsidiaries of Kayne Anderson BDC, Inc. (3)
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Incorporated by reference from the Company’s Amendment No. 2 to Form 10, as filed with the Securities and Exchange Commission on November 9, 2020.
(2)	Incorporated by reference from the Company’s Form 8-K, as filed with the Securities and Exchange Commission on February 9, 2021.
(3)	Incorporated by reference from the Company’s Form 10-K, as filed with the Securities and Exchange Commission on February 26, 2021.
(4)	Incorporated by reference from the Company’s Form 8-K, as filed with the Securities and Exchange Commission on February 25, 2022.
(5)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, as filed with the Securities and Exchange Commission on August 15, 2022.
(6)	Incorporated by reference from the Company's Form 8-K, as filed with the Securities and Exchange Commission on November 22, 2022.
(7)	Incorporated by reference from the Company's Form 8-K, as filed with the Securities and Exchange Commission on January 6, 2023.
(8)	Incorporated by reference from the Company’s Form 10-K, as filed with the Securities and Exchange Commission on March 13, 2023.
(9)	Incorporated by reference from the Company's Form 8-K, as filed with the Securities and Exchange Commission on July 5, 2023.
(10)	Incorporated by reference from the Company's Form 8-K, as filed with the Securities and Exchange Commission on December 29, 2023.
(11)	Incorporated by reference from the Company's Form 8-K, as filed with the Securities and Exchange Commission on January 5, 2024.

*	Filed herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kayne Anderson BDC, Inc.

Date: February 29, 2024

/s/ Douglas L. Goodwillie
	Name:	Douglas L. Goodwillie
	Title:	Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: February 29, 2024

/s/ Kenneth B. Leonard
	Name:	Kenneth B. Leonard
	Title:	Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: February 29, 2024
/s/ Terry A. Hart
	Name:	Terry A. Hart
	Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)