Form 10-Q
period 2024-03-31
Kayne Anderson BDC, Inc.
filed 2024-05-09
CIK 1747172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☐ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 7, 2024, the registrant had 65,116,459 shares of common stock, $0.001 par value per share, issued and outstanding and there was no public market for the registrant’s shares.

i

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that involve substantial known and unknown risks, uncertainties and other factors. Undue reliance should not be placed on such statements. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about the company, current and prospective portfolio investments, the industry, beliefs and assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond control of Kayne Anderson BDC, Inc. (“the Company”) and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:

●	future operating results;

●	business prospects and the prospects of portfolio companies in which we invest;

●	the ability of our portfolio companies to achieve their objectives;

●	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets;

●	the ability of KA Credit Advisors, LLC (our “Advisor”) to locate suitable investments and to monitor and administer investments;

●	the ability of the Advisor and its affiliates to attract and retain highly talented professionals;

●	risk associated with possible disruptions in operations or the economy generally;

●	the adequacy of our cash resources, financing sources and working capital;

●	the timing of cash flows, distributions and dividends, if any, from the operations of the companies in which the Company invests;

●	the ability to maintain qualification as a business development company (“BDC”) and as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”);

●	the use of borrowed money to finance a portion of the Company’s investments;

●	the adequacy, availability and pricing of financing sources and working capital for the Company;

●	actual or potential conflicts of interest with the Advisor and its affiliates;

●	contractual arrangements and relationships with third parties;

●	the risk associated with an economic downturn, increased inflation, political instability, interest rate volatility, loss of key personnel, and the illiquid nature of investments of the Company; and

●	the risks, uncertainties and other factors the Company identifies under “Item 1A. Risk Factors” and elsewhere in this quarterly report on Form 10-Q, as well as in the Company’s annual report on Form 10-K for the year ended December 31, 2023.

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

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Kayne Anderson BDC, Inc.

Consolidated Statements of Assets and Liabilities

(amounts in 000’s, except share and per share amounts)

	March 31, 2024 (Unaudited)	December 31, 2023
Assets:
Investments, at fair value:
Long-term investments (amortized cost of $1,759,819 and $1,343,223)	$1,784,045	$1,363,498
Short-term investments (amortized cost of $10,868 and $12,802)	10,868	12,802
Cash and cash equivalents	33,418	34,069
Receivable for principal payments on investments	293	104
Interest receivable	15,551	12,874
Prepaid expenses and other assets	266	319
Total Assets	$1,844,441	$1,423,666

Liabilities:
Corporate Credit Facility (Note 6)	$198,000	$234,000
Unamortized Corporate Credit Facility issuance costs	(1,522)	(1,715)
Revolving Funding Facility (Note 6)	319,000	306,000
Unamortized Revolving Funding Facility issuance costs	(1,589)	(2,019)
Revolving Funding Facility II (Note 6)	67,000	70,000
Unamortized Revolving Funding Facility II issuance costs	(1,729)	(1,805)
Subscription Credit Agreement (Note 6)	-	10,750
Unamortized Subscription Credit Facility issuance costs	-	(41)
Notes (Note 6)	75,000	75,000
Unamortized notes issuance costs	(799)	(851)
Payable for investments purchased	299,692	-
Capital payable (Note 11)	29,025	-
Distributions payable	19,516	22,050
Management fee payable	3,522	2,996
Incentive fee payable	16,826	14,195
Accrued expenses and other liabilities	10,942	11,949
Accrued excise tax expense	-	101
Total Liabilities	$1,032,884	$740,610

Commitments and contingencies (Note 8)

Net Assets:
Common Shares, $0.001 par value; 100,000,000 shares authorized; 48,789,228 and 41,603,666 as of March 31, 2024 and December 31, 2023, respectively, issued and outstanding	$49	$42
Additional paid-in capital	790,245	669,990
Total distributable earnings (deficit)	21,263	13,024
Total Net Assets	$811,557	$683,056
Total Liabilities and Net Assets	$1,844,441	$1,423,666
Net Asset Value Per Common Share	$16.63	$16.42

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Statements of Operations

(amounts in 000’s, except share and per share amounts)

(Unaudited)

	For the three months ended March 31,
	2024	2023
Income:
Investment income from investments:
Interest income	$46,237	$36,366
Dividend income	257	-
Total Investment Income	46,494	36,366

Expenses:
Management fees	3,522	2,685
Incentive fees	2,631	2,138
Interest expense	15,656	11,523
Professional fees	264	150
Directors fees	147	139
Other general and administrative expenses	471	449
Total Expenses	22,691	17,084
Net Investment Income (Loss)	23,803	19,282

Realized and unrealized gains (losses) on investments
Net realized gains (losses):
Investments	-	-
Total net realized gains (losses)	-	-
Net change in unrealized gains (losses):
Investments	3,952	125
Total net change in unrealized gains (losses)	3,952	125
Total realized and unrealized gains (losses)	3,952	125

Net Increase (Decrease) in Net Assets Resulting from Operations	$27,755	$19,407

Per Common Share Data:
Basic and diluted net investment income per common share	$0.52	$0.54
Basic and diluted net increase in net assets resulting from operations	$0.61	$0.54
Weighted Average Common Shares Outstanding - Basic and Diluted	45,345,417	35,929,436

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Statements of Changes in Net Assets

(amounts in 000’s)

(Unaudited)

	For the three months ended March 31,
	2024	2023
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$23,803	$19,282
Net realized gains (losses) on investments	-	-
Net change in unrealized gains (losses) on investments	3,952	125
Net Increase (Decrease) in Net Assets Resulting from Operations	27,755	19,407

Decrease in Net Assets Resulting from Stockholder Dividends
Dividends to stockholders	(19,516)	(16,890)
Net Decrease in Net Assets Resulting from Stockholder Dividends	(19,516)	(16,890)

Increase in Net Assets Resulting from Capital Share Transactions
Issuance of common shares	118,689	-
Reinvestment of dividends	1,573	955
Net Increase in Net Assets Resulting from Capital Share Transactions	120,262	955
Total Increase (Decrease) in Net Assets	128,501	3,472
Net Assets, Beginning of Period	683,056	592,041
Net Assets, End of Period	$811,557	$595,513

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Statements of Cash Flows

(amounts in 000’s)

(Unaudited)

	For the three months ended March 31,
	2024	2023

Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$27,755	$19,407
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized (gains)/losses on investments	-	-
Net change in unrealized (gains)/losses on investments	(3,952)	(125)
Net accretion of discount on investments	(2,621)	(2,115)
Sales (purchases) of short-term investments, net	1,934	(5,345)
Purchases of portfolio investments	(446,080)	(104,080)
Proceeds from sales of investments and principal repayments	32,390	17,245
Paid-in-kind interest from portfolio investments	(284)	(165)
Amortization of deferred financing cost	897	591
Increase/(decrease) in operating assets and liabilities:
(Increase)/decrease in interest and dividends receivable	(2,677)	(3,153)
(Increase)/decrease in receivable for principal payments on investments	(189)	(79)
Increase/(decrease) in excise tax payable	(101)	-
(Increase)/decrease in prepaid expenses and other assets	53	64
Increase/(decrease) in payable for investments purchased	299,692	(956)
Increase/(decrease) in management fees payable	526	270
Increase/(decrease) in incentive fee payable	2,631	2,138
Increase/(decrease) in accrued other general and administrative expenses	(1,007)	(587)
Net cash used in operating activities	(91,033)	(76,890)
Cash Flows from Financing Activities:
Borrowings/(payments) on Corporate Credit Facility, net	(36,000)	28,000
Borrowings on Revolving Funding Facility, net	13,000	75,000
Borrowings/(payments) on Revolving Funding Facility II, net	(3,000)	-
Payments on Subscription and Credit Agreement, net	(10,750)	(16,000)
Payments of debt issuance costs	(105)	(67)
Deposits for issuance of common shares	29,025	7,110
Dividends paid in cash	(20,477)	(14,473)
Proceeds from issuance of common shares	118,689	-
Net cash provided by financing activities	90,382	79,570
Net increase (decrease) in cash and cash equivalents	(651)	2,680
Cash and cash equivalents, beginning of period	34,069	8,526
Cash and cash equivalents, end of period	$33,418	$11,206

Supplemental and Non-Cash Information:
Interest paid during the period	$15,783	$11,213
Non-cash financing activities not included herein consisted of reinvestment of dividends	$1,573	$955

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of March 31, 2024

(amounts in 000's, except number of shares, units)

(Unaudited)

				Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(1)	Footnotes	Investment (2)	Interest Rate	Date	Par	Cost(3)(4)	Value	of Net Assets
Debt and Equity Investments
Debt Investments
Aerospace & defense
Basel U.S. Acquisition Co., Inc. (IAC)	(5)(6)	First lien senior secured revolving loan	11.47% (S + 6.00%)	12/5/2028	$-	$-	$-	0.0%
		First lien senior secured loan	11.47% (S + 6.00%)	12/5/2028	18,448	18,036	18,724	2.3%
Fastener Distribution Holdings, LLC	(5)	First lien senior secured loan	11.95% (S + 6.50%)	10/1/2025	20,443	20,096	20,443	2.5%
		First lien senior secured delayed draw loan	11.95% (S + 6.50%)	10/1/2025	9,075	8,998	9,075	1.1%
Precinmac (US) Holdings, Inc.	(5)	First lien senior secured loan	11.43% (S + 6.00%)	8/31/2027	5,339	5,273	5,312	0.7%
		First lien senior secured delayed draw loan	11.43% (S + 6.00%)	8/31/2027	1,099	1,085	1,094	0.1%
TransDigm Inc	(5)	First lien senior secured loan	8.06% (S + 2.75%)	8/24/2028	10,060	10,114	10,091	1.3%
Vitesse Systems Parent, LLC	(5)	First lien senior secured loan	12.44% (S + 7.00%)	12/22/2028	31,130	30,388	31,130	3.8%
					95,594	93,990	95,869	11.8%
Automobile components
Clarios Global LP	(5)(6)	First lien senior secured loan	8.33% (S + 3.00%)	5/6/2030	10,060	10,102	10,076	1.3%
Speedstar Holding LLC	(5)	First lien senior secured loan	12.74% (S + 7.25%)	1/22/2027	4,846	4,791	4,820	0.6%
		First lien senior secured loan	12.71% (S + 7.25%)	1/22/2027	1,152	1,126	1,147	0.1%
		First lien senior secured delayed draw loan	12.74% (S + 7.25%)	1/22/2027	271	265	269	0.0%
Vehicle Accessories, Inc.	(5)	First lien senior secured loan	10.94% (S + 5.50%)	11/30/2026	26,626	26,341	26,626	3.3%
		First lien senior secured revolving loan	10.94% (S + 5.50%)	11/30/2026	688	666	688	0.1%
					43,643	43,291	43,626	5.4%
Biotechnology
Alcami Corporation (Alcami)	(5)	First lien senior secured delayed draw loan	12.47% (S + 7.00%)	12/21/2028	853	804	870	0.1%
		First lien senior secured revolving loan	12.49% (S + 7.00%)	12/21/2028	-	-	-	0.0%
		First lien senior secured loan	12.49% (S + 7.00%)	12/21/2028	11,618	11,284	11,850	1.5%
					12,471	12,088	12,720	1.6%
Building products
Eastern Wholesale Fence	(5)	First lien senior secured loan	13.45% (S + 8.00%)	10/30/2025	18,624	18,176	18,624	2.3%
		First lien senior secured revolving loan	13.47% (S + 8.00%)	10/30/2025	1,134	1,128	1,134	0.1%
Ruff Roofers Buyer, LLC	(5)	First lien senior secured loan	11.08% (S + 5.75%)	11/19/2029	7,168	6,902	7,240	0.9%
		First lien senior secured delayed draw loan	11.08% (S + 5.75%)	11/18/2024	-	-	-	0.0%
		First lien senior secured delayed draw loan	11.08% (S + 5.75%)	11/17/2025	-	-	-	0.0%
		First lien senior secured revolving loan	11.08% (S + 5.75%)	11/19/2029		-	-	0.0%
					26,926	26,206	26,998	3.3%
Capital markets
Atria Wealth Solutions, Inc.	(5)	First lien senior secured loan	12.07% (S + 6.50%)	5/31/2024	5,074	5,070	5,074	0.6%
		First lien senior secured delayed draw loan	12.07% (S + 6.50%)	5/31/2024	3,210	3,206	3,210	0.4%
					8,284	8,276	8,284	1.0%
Chemicals
AkzoNobel Specialty Chemicals	(5)	First lien senior secured loan	9.42% (S + 4.00%)	4/3/2028	10,035	10,097	10,050	1.2%
FAR Technologies Holdings, Inc.(f/k/a Cyalume Technologies Holdings, Inc.)	(5)	First lien senior secured loan	10.56% (S + 5.00%)	8/30/2024	1,274	1,272	1,274	0.2%
Fralock Buyer LLC	(5)	First lien senior secured loan	11.56% (S + 6.00%)	3/31/2025	11,648	11,644	11,561	1.4%
		First lien senior secured revolving loan	11.56% (S + 6.00%)	3/31/2025	449	449	446	0.1%
Shrieve Chemical Company, LLC	(5)	First lien senior secured loan	11.80% (S + 6.38%)	12/2/2024	8,680	8,606	8,680	1.1%
USALCO, LLC	(5)	First lien senior secured loan	11.56% (S + 6.00%)	10/19/2027	18,939	18,655	19,081	2.3%
		First lien senior secured revolving loan	11.44% (S + 6.00%)	10/19/2026	1,494	1,468	1,505	0.2%
					52,519	52,191	52,597	6.5%

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of March 31, 2024

(amounts in 000's, except number of shares, units)

(Unaudited)

				Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(1)	Footnotes	Investment (2)	Interest Rate	Date	Par	Cost(3)(4)	Value	of Net Assets
Commercial services & supplies
Advanced Environmental Monitoring	(5)(7)	First lien senior secured loan	11.96% (S + 6.50%)	1/29/2026	10,158	10,014	10,158	1.3%
Alight Solutions (Tempo Acquisition LLC)	(5)	First lien senior secured loan	8.08% (S + 2.75%)	8/31/2028	10,035	10,076	10,060	1.2%
Allentown, LLC	(5)	First lien senior secured loan	11.43% (S + 6.00%)	4/22/2027	7,566	7,519	7,604	0.9%
		First lien senior secured delayed draw loan	11.43% (S + 6.00%)	4/22/2027	1,367	1,352	1,374	0.2%
		First lien senior secured revolving loan	11.43% (S + 6.00%)	4/22/2027	-	-	-	0.0%
American Equipment Holdings LLC	(5)	First lien senior secured loan	11.86% (S + 6.00%)	11/5/2026	19,994	19,733	19,994	2.5%
		First lien senior secured loan	11.59% (S + 6.00%)	11/5/2026	2,639	2,586	2,639	0.3%
		First lien senior secured delayed draw loan	11.86% (S + 6.00%)	11/5/2026	6,223	6,089	6,223	0.8%
		First lien senior secured delayed draw loan	11.51% (S + 6.00%)	11/5/2026	4,956	4,898	4,956	0.6%
		First lien senior secured revolving loan	11.86% (S + 6.00%)	11/5/2026	-	-	-	0.0%
Arborworks Acquisition LLC	(5)(8)(9)(10)	First lien senior secured loan		11/9/2028	4,688	4,688	4,688	0.6%
		First lien senior secured revolving loan		11/9/2028	2,345	2,345	2,345	0.3%
BLP Buyer, Inc. (Bishop Lifting Products)	(5)	First lien senior secured loan	11.08% (S + 5.75%)	12/22/2029	26,099	25,601	26,360	3.2%
		First lien senior secured delayed draw loan	11.08% (S + 5.75%)	12/22/2029	637	601	644	0.1%
		First lien senior secured revolving loan	11.08% (S + 5.75%)	12/22/2029	273	202	275	0.0%
Gusmer Enterprises, Inc.	(5)	First lien senior secured loan	11.94% (S + 6.50%)	5/7/2027	4,735	4,675	4,735	0.5%
		First lien senior secured delayed draw loan	11.94% (S + 6.50%)	5/7/2027	7,931	7,789	7,931	1.0%
		First lien senior secured revolving loan	11.94% (S + 6.50%)	5/7/2027	-	-	-	0.0%
PMFC Holding, LLC	(5)	First lien senior secured loan	12.98% (S + 7.50%)	7/31/2025	5,547	5,434	5,547	0.7%
		First lien senior secured delayed draw loan	12.96% (S + 7.50%)	7/31/2025	2,782	2,780	2,782	0.3%
		First lien senior secured revolving loan	12.97% (S + 7.50%)	7/31/2025	547	547	547	0.1%
Regiment Security Partners LLC	(5)	First lien senior secured loan	15.48% (S + 8.00%)	9/15/2026	6,364	6,297	6,364	0.8%
		First lien senior secured delayed draw loan	15.48% (S + 8.00%)	9/15/2026	2,602	2,583	2,602	0.3%
		First lien senior secured revolving loan	15.48% (S + 8.00%)	9/15/2026	1,448	1,429	1,448	0.2%
					128,936	127,238	129,276	15.9%
Construction materials
Quikrete Holdings Inc	(5)	First lien senior secured loan	8.19% (S + 2.25%)	3/19/2029	14,962	14,962	14,962	1.8%

Containers & packaging
Carton Packaging Buyer, Inc. (Century Box)	(5)	First lien senior secured loan	11.31% (S + 6.00%)	10/30/2028	24,200	23,572	24,201	3.0%
		First lien senior secured revolving loan	11.31% (S + 6.00%)	10/30/2028	-	-	-	0.0%
Drew Foam Companies, Inc.	(5)	First lien senior secured loan	12.70% (S + 7.25%)	11/5/2025	7,034	6,986	6,981	0.9%
		First lien senior secured loan	12.72% (S + 7.25%)	11/5/2025	19,993	19,768	19,843	2.4%
FCA, LLC (FCA Packaging)	(5)	First lien senior secured loan	11.59% (S + 6.50%)	7/18/2028	18,673	18,460	18,860	2.3%
		First lien senior secured revolving loan	14.00% (P + 5.50%)	7/18/2028	1,780	1,751	1,798	0.2%
Innopak Industries, Inc.	(5)	First lien senior secured loan	11.68% (S + 6.25%)	3/5/2027	28,154	27,538	28,154	3.5%
					99,834	98,075	99,837	12.3%

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of March 31, 2024

(amounts in 000's, except number of shares, units)

(Unaudited)

				Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(1)	Footnotes	Investment (2)	Interest Rate	Date	Par	Cost(3)(4)	Value	of Net Assets
Diversified consumer services
Fugue Finance B.V.	(5)(6)	First lien senior secured loan	9.07% (S + 3.75%)	2/26/2031	3,000	3,000	3,005	0.4%

Diversified telecommunication services
Liberty Global/Vodafone Ziggo	(5)(6)	First lien senior secured loan	7.94% (S + 2.50%)	4/30/2028	10,060	9,951	9,907	1.2%
Network Connex (f/k/a NTI Connect, LLC)	(5)	First lien senior secured loan	10.95% (S + 5.50%)	1/31/2026	5,182	5,130	5,182	0.6%
Virgin Media Bristor LLC	(5)	First lien senior secured loan	7.94% (S + 2.50%)	1/31/2028	17,500	17,312	17,222	2.2%
					32,742	32,393	32,311	4.0%
Electrical equipment
Westinghouse (Wec US Holdings LTD)	(5)	First lien senior secured loan	8.08% (S + 2.75%)	1/25/2031	10,060	10,073	10,045	1.2%

Entertainment
UFC Holdings LLC	(5)	First lien senior secured loan	8.34% (S + 2.75%)	4/29/2026	17,450	17,494	17,472	2.2%

Food products
BC CS 2, L.P. (Cuisine Solutions)	(5)(6)(11)		13.55% (S + 8.00%)	7/8/2028	21,555	21,090	21,986	2.7%
BR PJK Produce, LLC (Keany)	(5)	First lien senior secured loan	11.45% (S + 6.00%)	11/14/2027	29,490	28,932	29,711	3.7%
		First lien senior secured delayed draw loan	11.48% (S + 6.00%)	11/14/2027	2,930	2,812	2,952	0.4%
CCFF Buyer, LLC (California Custom Fruits & Flavors, LLC)	(5)	First lien senior secured loan	11.00% (S +5.75%)	2/26/2030	13,966	13,469	13,966	1.7%
		First lien senior secured delayed draw loan	11.00% (S +5.75%)	2/26/2026	-	-	-	0.0%
		First lien senior secured revolving loan	11.00% (S +5.75%)	2/26/2030	-	-	-	0.0%
City Line Distributors, LLC	(5)	First lien senior secured loan	11.42% (S + 6.00%)	8/31/2028	8,873	8,673	8,962	1.1%
		First lien senior secured delayed draw loan	11.43% (S + 6.00%)	8/31/2028	3,636	3,522	3,672	0.5%
		First lien senior secured revolving loan	11.42% (S + 6.00%)	8/31/2028	-	-	-	0.0%
Gulf Pacific Holdings, LLC	(5)	First lien senior secured loan	11.45% (S + 6.00%)	9/30/2028	20,129	19,811	20,028	2.5%
		First lien senior secured delayed draw loan	11.48% (S + 6.00%)	9/30/2028	1,697	1,618	1,689	0.2%
		First lien senior secured revolving loan	11.49% (S + 6.00%)	9/30/2028	2,697	2,607	2,683	0.3%
IF&P Foods, LLC (FreshEdge)	(5)	First lien senior secured loan	10.88% (S + 5.63%)	10/3/2028	27,176	26,640	26,836	3.3%
		First lien senior secured loan	11.26% (S + 6.00%)	10/3/2028	216	211	216	0.0%
		First lien senior secured delayed draw loan	10.88% (S + 5.63%)	10/3/2028	4,035	3,963	3,984	0.5%
		First lien senior secured revolving loan	10.95% (S + 5.63%)	10/3/2028	2,851	2,786	2,816	0.3%
J&K Ingredients, LLC	(5)	First lien senior secured loan	11.58% (S + 6.25%)	11/16/2028	11,552	11,280	11,609	1.4%
Siegel Egg Co., LLC	(5)	First lien senior secured loan	11.93% (S + 6.50%)	12/29/2026	14,532	14,380	13,588	1.7%
		First lien senior secured revolving loan	11.93% (S + 6.50%)	12/29/2026	2,594	2,561	2,425	0.3%
Worldwide Produce Acquisition, LLC	(5)	First lien senior secured delayed draw loan	11.56% (S + 6.25%)	1/18/2029	559	545	554	0.1%
		First lien senior secured delayed draw loan	11.56% (S + 6.25%)	1/18/2029	464	437	460	0.1%
		First lien senior secured revolving loan	11.56% (S + 6.25%)	1/18/2029	-	-	-	0.0%
		First lien senior secured loan	11.56% (S + 6.25%)	1/18/2029	2,853	2,781	2,825	0.3%
					171,805	168,118	170,962	21.1%

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of March 31, 2024

(amounts in 000's, except number of shares, units)

(Unaudited)

				Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(1)	Footnotes	Investment (2)	Interest Rate	Date	Par	Cost(3)(4)	Value	of Net Assets
Health care providers & services
Brightview, LLC	(5)	First lien senior secured loan	11.44% (S + 6.00%)	12/14/2026	12,837	12,825	12,709	1.6%
		First lien senior secured delayed draw loan	11.44% (S + 6.00%)	12/14/2026	1,714	1,711	1,697	0.2%
		First lien senior secured revolving loan	11.44% (S + 6.00%)	12/14/2026	194	189	192	0.0%
Guardian Dentistry Partners	(5)	First lien senior secured loan	11.94% (S + 6.50%)	8/20/2026	8,037	7,921	8,037	1.0%
		First lien senior secured delayed draw loan	11.94% (S + 6.50%)	8/20/2026	15,643	15,445	15,643	1.9%
		First lien senior secured delayed draw loan	11.94% (S + 6.50%)	8/20/2026	5,794	5,794	5,794	0.7%
Guided Practice Solutions: Dental, LLC (GPS)	(5)	First lien senior secured delayed draw loan	11.69% (S + 6.25%)	12/28/2028	8,153	7,764	8,214	1.0%
Light Wave Dental Management LLC	(5)	First lien senior secured revolving loan	12.30% (S + 7.00%)	6/30/2029	3,009	2,930	3,031	0.4%
		First lien senior secured loan	12.30% (S + 7.00%)	6/30/2029	22,367	21,798	22,534	2.8%
MVP VIP Borrower, LLC	(5)	First lien senior secured loan	11.80% (S + 6.50%)	1/3/2029	19,627	19,167	19,627	2.4%
		First lien senior secured delayed draw loan	11.81% (S + 6.50%)	1/3/2029	1,583	1,546	1,583	0.2%
Refocus Management Services, LLC	(5)	First lien senior secured loan	11.66% (S + 6.25%)	2/14/2029	18,359	17,693	18,359	2.3%
		First lien senior secured delayed draw loan	11.66% (S + 6.25%)	8/14/2025	-	-	-	0.0%
		First lien senior secured revolving loan	11.66% (S + 6.25%)	2/14/2029	-	-	-	0.0%
SGA Dental Partners Holdings, LLC	(5)	First lien senior secured loan	11.59% (S + 6.00%)	12/30/2026	11,797	11,646	11,797	1.4%
		First lien senior secured loan	11.56% (S + 6.00%)	12/30/2026	1,677	1,567	1,677	0.2%
		First lien senior secured delayed draw loan	11.59% (S + 6.00%)	12/30/2026	10,996	10,861	10,996	1.4%
		First lien senior secured delayed draw loan	11.59% (S + 6.00%)	12/31/2024	-	-	-	0.0%
		First lien senior secured revolving loan	11.59% (S + 6.00%)	12/30/2026	-	-	-	0.0%
					141,787	138,857	141,890	17.5%
Health care equipment & supplies
LSL Industries, LLC (LSL Healthcare)	(5)	First lien senior secured loan	12.44% (S + 7.00%)	11/3/2027	19,479	18,910	19,285	2.4%
		First lien senior secured delayed draw loan	12.44% (S + 7.00%)	11/3/2024	-	-	-	0.0%
		First lien senior secured revolving loan	12.44% (S + 7.00%)	11/3/2027	-	-	-	0.0%
Medline Borrower LP	(5)	First lien senior secured loan	8.20% (S + 2.75%)	10/23/2028	10,060	10,106	10,081	1.2%
					29,539	29,016	29,366	3.6%

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of March 31, 2024

(amounts in 000's, except number of shares, units)

(Unaudited)

				Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(1)	Footnotes	Investment (2)	Interest Rate	Date	Par	Cost(3)(4)	Value	of Net Assets
Hotels, restaurants & leisure
Inspire Brands	(5)	First lien senior secured loan	8.18% (S+ 2.75%)	12/15/2027	10,060	10,085	10,059	1.3%
Restaurant Brands (1011778 BC ULC)	(5)(6)	First lien senior secured loan	7.58% (S+ 2.25%)	9/23/2030	17,456	17,476	17,439	2.1%
					27,516	27,561	27,498	3.4%
Household durables
Curio Brands, LLC	(5)	First lien senior secured loan	10.68% (S + 5.25%)	12/21/2027	17,128	16,833	17,000	2.1%
		First lien senior secured revolving loan	10.68% (S + 5.25%)	12/21/2027	-	-	-	0.0%
		First lien senior secured delayed draw loan	10.68% (S + 5.25%)	12/21/2027	4,111	4,111	4,080	0.5%
					21,239	20,944	21,080	2.6%
Household products
Home Brands Group Holdings, Inc. (ReBath)	(5)	First lien senior secured loan	10.20% (S + 4.75%)	11/8/2026	16,738	16,534	16,738	2.1%
		First lien senior secured revolving loan	10.20% (S + 4.75%)	11/8/2026	-	-	-	0.0%
					16,738	16,534	16,738	2.1%
Insurance
Allcat Claims Service, LLC	(5)	First lien senior secured loan	11.43% (S + 6.00%)	7/7/2027	7,697	7,586	7,697	0.9%
		First lien senior secured delayed draw loan	11.43% (S + 6.00%)	7/7/2027	21,550	21,190	21,550	2.7%
		First lien senior secured revolving loan	11.43% (S + 6.00%)	7/7/2027	-	-	-	0.0%
AmWINS Group Inc	(5)	First lien senior secured loan	7.69% (S + 2.25%)	2/19/2028	10,034	10,051	10,032	1.2%
					39,281	38,827	39,279	4.8%
IT services
Asurion	(5)	First lien senior secured loan	8.69% (S+ 3.25%)	12/23/2026	6,782	6,782	6,635	0.8%
Domain Information Services Inc. (Integris)	(5)	First lien senior secured loan	11.23% (S + 5.75%)	6/30/2026	20,392	20,114	20,392	2.5%
Improving Acquisition LLC	(5)	First lien senior secured loan	12.19% (S + 6.50%)	7/26/2027	31,571	31,099	31,413	3.9%
		First lien senior secured revolving loan	12.19% (S + 6.50%)	7/26/2027	-	-	-	0.0%
					58,745	57,995	58,440	7.2%
Leisure products
BCI Burke Holding Corp.	(5)	First lien senior secured loan	11.06% (S + 5.50%)	12/14/2027	14,432	14,296	14,720	1.8%
		First lien senior secured delayed draw loan	11.06% (S + 5.50%)	12/14/2027	542	514	553	0.1%
		First lien senior secured revolving loan	11.06% (S + 5.50%)	6/14/2027	-	-	-	0.0%
MacNeill Pride Group	(5)	First lien senior secured loan	11.81% (S + 6.25%)	4/22/2026	8,233	8,182	8,109	1.0%
		First lien senior secured delayed draw loan	11.81% (S + 6.25%)	4/22/2026	3,269	3,234	3,220	0.4%
		First lien senior secured revolving loan	11.81% (S + 6.25%)	4/22/2026	599	584	590	0.1%
Pixel Intermediate, LLC	(5)(6)	First lien senior secured loan	11.56% (S + 6.25%)	2/1/2029	20,880	20,369	20,880	2.6%
		First lien senior secured revolving loan	11.59% (S + 6.25%)	2/1/2029	3,766	3,613	3,766	0.5%
Trademark Global LLC	(5)	First lien senior secured loan	12.93% (S +5.75%, 1.50% is PIK)	7/30/2024	11,850	11,838	10,606	1.3%
		First lien senior secured revolving loan	12.93% (S +5.75%, 1.50% is PIK)	7/30/2024	2,642	2,636	2,364	0.3%
VENUplus, Inc. (f/k/a CTM Group, Inc.)	(5)	First lien senior secured loan	12.24% (S + 6.75%)	11/30/2026	4,409	4,325	4,365	0.4%
					70,622	69,591	69,173	8.5%

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of March 31, 2024

(amounts in 000's, except number of shares, units)

(Unaudited)

				Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(1)	Footnotes	Investment (2)	Interest Rate	Date	Par	Cost(3)(4)	Value	of Net Assets
Machinery
PVI Holdings, Inc	(5)	First lien senior secured loan	11.79% (S + 6.39%)	1/18/2028	23,835	23,556	24,252	3.0%
Techniks Holdings, LLC / Eppinger Holdings Germany GMBH	(5)(6)	First lien senior secured loan	12.70% (S + 7.25%)	2/4/2025	24,750	24,481	24,688	3.1%
		First lien senior secured revolving loan	11.71% (S + 6.25%)	2/4/2025	1,050	1,024	1,047	0.1%
					49,635	49,061	49,987	6.2%
Media
Authentic Brands	(5)	First lien senior secured loan	8.93% (S + 3.50%)	12/21/2028	10,034	10,089	10,066	1.2%
Directv Financing LLC	(5)	First lien senior secured loan	10.44% (S + 5.00%)	8/2/2027	16,923	17,045	16,930	2.1%
					26,957	27,134	26,996	3.3%
Personal care products
DRS Holdings III, Inc. (Dr. Scholl’s)	(5)	First lien senior secured loan	11.71% (S + 6.25%)	11/1/2025	10,973	10,930	10,946	1.4%
		First lien senior secured revolving loan	11.68% (S + 6.25%)	11/1/2025	-	-	-	0.0%
PH Beauty Holdings III, Inc.	(5)	First lien senior secured loan	10.72% (S + 5.00%)	9/28/2025	9,417	9,277	9,205	1.1%
Silk Holdings III Corp. (Suave)	(5)	First lien senior secured loan	13.06% (S + 7.75%)	5/1/2029	19,850	19,320	20,247	2.5%
					40,240	39,527	40,398	5.0%
Pharmaceuticals
Foundation Consumer Brands	(5)	First lien senior secured loan	11.73% (S + 6.25%)	2/12/2027	6,754	6,720	6,821	0.8%
		First lien senior secured revolving loan	11.73% (S + 6.25%)	2/12/2027	-	-	-	0.0%
Jazz Pharmaceuticals	(5)(6)	First lien senior secured loan	8.44% (S + 3.00%)	5/5/2028	17,450	17,581	17,537	2.2%
Organon & Co	(5)(6)	First lien senior secured loan	8.43% (S + 3.00%)	6/2/2028	17,500	17,579	17,544	2.2%
					41,704	41,880	41,902	5.2%
Professional services
4 Over International, LLC	(5)	First lien senior secured loan	12.43% (S + 7.00%)	12/7/2026	19,291	18,660	19,244	2.4%
DISA Holdings Corp. (DISA)	(5)	First lien senior secured delayed draw loan	10.84% (S + 5.50%)	9/9/2028	8,372	8,124	8,372	1.0%
		First lien senior secured revolving loan	10.84% (S + 5.50%)	9/9/2028	-	-	-	0.0%
		First lien senior secured loan	10.34% (S + 5.50%)	9/9/2028	1,317	1,298	1,317	0.2%
		First lien senior secured loan	10.34% (S + 5.50%)	9/9/2028	22,121	21,594	22,121	2.7%
Dun & Bradstreet Corp	(5)	First lien senior secured loan	8.08% (S + 2.75%)	1/18/2029	10,060	10,073	10,057	1.2%
Envirotech Services, LLC	(5)	First lien senior secured loan	11.32% (S + 6.00%)	1/18/2029	33,296	32,425	33,296	4.1%
		First lien senior secured revolving loan	11.32% (S + 6.00%)	1/18/2029	-	-	-	0.0%
					94,457	92,174	94,407	11.6%

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of March 31, 2024

(amounts in 000's, except number of shares, units)

(Unaudited)

				Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(1)	Footnotes	Investment (2)	Interest Rate	Date	Par	Cost(3)(4)	Value	of Net Assets
Semiconductors & semiconductor equipment
MKS Instruments	(5)(6)	First lien senior secured loan	7.82% (S + 2.50%)	8/17/2029	17,455	17,521	17,444	2.1%

Software
AIDC Intermediate Co 2, LLC (Peak Technologies)	(5)	First lien senior secured loan	11.72% (S + 6.25%)	7/22/2027	34,563	33,710	34,908	4.3%

Specialty retail
Great Outdoors Group, LLC	(5)	First lien senior secured loan	9.19% (S + 3.75%)	3/6/2028	17,455	17,505	17,453	2.2%
Harbor Freight Tools USA Inc	(5)	First lien senior secured loan	8.19% (S + 2.75%)	10/19/2027	17,500	17,513	17,482	2.1%
Sundance Holdings Group, LLC	(5)(7)	First lien senior secured loan	14.98% (S + 8.00%), 1.50% is PIK	5/1/2024	9,367	9,319	9,063	1.1%
		First lien senior secured delayed draw loan	14.98% (S + 8.00%), 1.50% is PIK	5/1/2024	3	3	4	0.0%
					44,325	44,340	44,002	5.4%
Textiles, apparel & luxury goods
American Soccer Company, Incorporated (SCORE)	(5)	First lien senior secured loan	12.70% (S + 7.25%)	7/20/2027	29,741	29,275	28,923	3.6%
		First lien senior secured revolving loan	12.72% (S + 7.25%)	7/20/2027	2,838	2,781	2,760	0.3%
BEL USA, LLC	(5)	First lien senior secured loan	12.48% (S + 7.00%)	6/2/2026	5,786	5,760	5,786	0.7%
		First lien senior secured loan	12.48% (S + 7.00%)	6/2/2026	95	95	95	0.0%
YS Garments, LLC	(5)	First lien senior secured loan	12.92% (S + 7.50%)	8/9/2026	6,792	6,712	6,673	0.8%
					45,252	44,623	44,237	5.4%
Trading companies & distributors
BCDI Meteor Acquisition, LLC (Meteor)	(5)	First lien senior secured loan	12.40% (S + 7.00%)	6/29/2028	16,256	15,931	16,418	2.0%
Broder Bros., Co.	(5)	First lien senior secured loan	11.56% (S+ 6.00%)	12/4/2025	4,583	4,410	4,583	0.6%
CGI Automated Manufacturing, LLC	(5)	First lien senior secured loan	12.56% (S + 7.00%)	12/17/2026	20,377	19,775	20,377	2.5%
		First lien senior secured loan	12.56% (S + 7.00%)	12/17/2026	6,637	6,526	6,637	0.8%
		First lien senior secured delayed draw loan	12.56% (S + 7.00%)	12/17/2026	3,592	3,496	3,592	0.4%
		First lien senior secured revolving loan	12.57% (S + 7.00%)	12/17/2026	1,007	930	1,008	0.1%
EIS Legacy, LLC	(5)	First lien senior secured loan	11.19% (S + 5.75%)	11/1/2027	18,018	17,685	18,018	2.2%
		First lien senior secured loan	11.17% (S + 5.75%)	11/1/2027	9,642	9,467	9,642	1.2%
		First lien senior secured delayed draw loan	11.19% (S + 5.75%)	4/20/2025	-	-	-	0.0%
		First lien senior secured revolving loan	11.19% (S + 5.75%)	11/1/2027	-	-	-	0.0%
Engineered Fastener Company, LLC (EFC International)	(5)	First lien senior secured loan	11.95% (S + 6.50%)	11/1/2027	23,545	23,080	24,133	3.0%
Genuine Cable Group, LLC	(5)	First lien senior secured loan	11.18% (S + 5.75%)	11/1/2026	28,983	28,322	28,911	3.6%
		First lien senior secured loan	11.18% (S + 5.75%)	11/1/2026	5,492	5,347	5,478	0.7%
I.D. Images Acquisition, LLC	(5)	First lien senior secured loan	11.70% (S + 6.25%)	7/30/2026	13,615	13,512	13,615	1.7%
		First lien senior secured delayed draw loan	11.70% (S + 6.25%)	7/30/2026	2,479	2,447	2,479	0.3%
		First lien senior secured loan	11.68% (S + 6.25%)	7/30/2026	4,510	4,451	4,510	0.6%
		First lien senior secured loan	11.70% (S + 6.25%)	7/30/2026	1,041	1,031	1,041	0.1%
		First lien senior secured revolving loan	11.70% (S + 6.25%)	7/30/2026	-	-	-	0.0%

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of March 31, 2024

(amounts in 000's, except number of shares, units)

(Unaudited)

				Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(1)	Footnotes	Investment (2)	Interest Rate	Date	Par	Cost(3)(4)	Value	of Net Assets
Krayden Holdings, Inc.	(5)	First lien senior secured delayed draw loan	11.15% (S + 5.75%)	3/1/2025	-	-	-	0.0%
		First lien senior secured delayed draw loan	11.15% (S + 5.75%)	3/1/2025	-	-	-	0.0%
		First lien senior secured revolving loan	11.15% (S + 5.75%)	3/1/2029	-	-	-	0.0%
		First lien senior secured loan	11.15% (S + 5.75%)	3/1/2029	9,467	9,131	9,467	1.2%
OAO Acquisitions, Inc. (BearCom)	(5)	First lien senior secured loan	11.58% (S + 6.25%)	12/27/2029	21,370	20,995	21,584	2.7%
		First lien senior secured delayed draw loan	11.58% (S + 6.25%)	12/27/2025	-	-	-	0.0%
		First lien senior secured revolving loan	11.58% (S + 6.25%)	12/27/2029	-	-	-	0.0%
United Safety & Survivability Corporation (USSC)	(5)	First lien senior secured loan	11.96% (S + 6.50%)	9/30/2027	12,404	12,135	12,404	1.4%
		First lien senior secured loan	11.98% (S + 6.50%)	9/28/2027	1,603	1,492	1,603	0.2%
		First lien senior secured delayed draw loan	11.98% (S + 6.50%)	9/30/2027	3,153	3,106	3,153	0.4%
		First lien senior secured revolving loan	11.98% (S + 6.50%)	9/30/2027	1,339	1,329	1,339	0.2%
Univar (Windsor Holdings LLC)	(5)	First lien senior secured loan	9.33% (S + 4.00%)	8/1/2030	10,035	10,102	10,054	1.2%
					219,148	214,700	220,046	27.1%
Wireless telecommunication services
Centerline Communications, LLC	(5)	First lien senior secured loan	12.48% (S + 6.00%), 1.00% is PIK	8/10/2027	14,945	14,726	13,936	1.8%
		First lien senior secured loan	13.48% (S + 8.00%)	8/10/2027	852	831	795	0.1%
		First lien senior secured delayed draw loan	12.48% (S + 6.00%), 1.00% is PIK	8/10/2027	7,044	6,942	6,568	0.8%
		First lien senior secured delayed draw loan	12.48% (S + 6.00%), 1.00% is PIK	8/10/2027	6,202	6,103	5,783	0.7%
		First lien senior secured revolving loan	12.48% (S + 6.00%), 1.00% is PIK	8/10/2027	1,805	1,780	1,805	0.2%
		First lien senior secured loan	12.48% (S + 6.00%), 1.00% is PIK	8/10/2027	1,020	995	952	0.1%
					31,868	31,377	29,839	3.7%
Total Debt Investments					1,769,297	1,742,767	1,765,594	217.5%

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of March 31, 2024

(amounts in 000's, except number of shares, units)

(Unaudited)

		Number of		Fair	Percentage
	Footnotes	Shares/Units	Cost	Value	of Net Assets
Equity Investments(10)
Automobile components
Vehicle Accessories, Inc. - Class A common	(12)	128,250	-	355	0.1%
Vehicle Accessories, Inc. - preferred	(12)	250,000	250	298	0.0%
			250	653	0.1%
Commercial services & supplies
American Equipment Holdings LLC - Class A units	(13)	426	284	639	0.1%
BLP Buyer, Inc. (Bishop Lifting Products) - Class A common	(14)	582,469	652	1,200	0.1%
Arborworks Acquisition LLC - Class A preferred units	(10)	21,716	9,179	9,166	1.1%
Arborworks Acquisition LLC - Class B preferred units	(10)	21,716	-	-	0.0%
Arborworks Acquisition LLC - Class A common units	(10)	2,604	-	-	0.0%
			10,115	11,005	1.3%
Food products
BC CS 2, L.P. (Cuisine Solutions)	(6)(11)	2,000,000	2,000	2,834	0.4%
CCFF Parent, LLC (California Custom Fruits & Flavors, LLC) – Class A-1 units	(15)	750	750	750	0.1%
City Line Distributors, LLC - Class A units	(15)	669,866	670	777	0.1%
Gulf Pacific Holdings, LLC - Class A common	(13)	250	250	137	0.0%
Gulf Pacific Holdings, LLC - Class C common	(13)	250	-	-	0.0%
IF&P Foods, LLC (FreshEdge) - Class A preferred	(13)	750	750	905	0.1%
IF&P Foods, LLC (FreshEdge) - Class B common	(13)	750	-	-	0.0%
Siegel Parent, LLC – common	(16)	250	250	72	0.0%
Siegel Parent, LLC - Convertible note	(16)	17	17	17	0.0%
			4,687	5,492	0.7%
Healthcare equipment & supplies
LSL Industries, LLC (LSL Healthcare) – common	(13)	7,500	750	516	0.1%
IT services
Domain Information Services Inc. (Integris) – common		250,000	250	344	0.0%
Specialty retail
Sundance Direct Holdings, Inc. - common		21,479	-	-	0.0%
Textiles, apparel & luxury goods
American Soccer Company, Incorporated (SCORE) – common	(16)	1,000,000	1,000	441	0.1%
Total Equity Investments			17,052	18,451	2.3%

Total Debt and Equity Investments			1,759,819	1,784,045	219.8%

		Number of		Fair	Percentage
	Footnotes	Shares	Cost	Value	of Net Assets
Short-Term Investments
Morgan Stanley Institutional Liquidity Fund, Institutional Class, 5.16%	(17)	10,868,089	10,868	10,868	1.3%
Total Short-Term Investments		10,868,089	10,868	10,868	1.3%

Total Investments			$1,770,687	$1,794,913	221.1%

Liabilities in Excess of Other Assets				(983,356)	(121.1)%
Net Assets				$811,557	100.0%

(1)	As of March 31, 2024, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company.

(2)	Debt investments are pledged to the Company’s credit facilities, and a single debt investment may be divided into parts that are individually pledged to separate credit facilities.

(3)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of March 31, 2024

(amounts in 000's, except number of shares, units)

(Unaudited)

(4)	As of March 31, 2024, the tax cost of the Company’s investments approximates their amortized cost.

(5)

Loan contains a variable rate structure, that may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the Secured Overnight Funding Rate (“SOFR” or “S”) (which can include one-, three- or six-month SOFR), or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate or “P”).

(6)	Non-qualifying investment as defined by Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2024, 10.1% of the Company’s total assets were in non-qualifying investments.

(7)	The Company may be entitled to receive additional interest as a result of an arrangement with other lenders in the syndication. In exchange for the higher interest rate, the “last-out” portion is at a greater risk of loss. Certain lenders represent a “first out” portion of the investment and have priority to the “last-out” portion with respect to payments of principal and interest.

(8)	Debt investment on non-accrual status as of March 31, 2024.

(9)	Non-income producing investment.

(10)	In November 2023, the Company completed a restructure of the investment in Arborworks Acquisition LLC whereby the existing term loan and revolver were restructured to a new term loan and preferred and common equity. KABDC Corp II, LLC, a wholly owned subsidiary of the Company, holds the preferred and common equity of Arborworks Acquisition LLC that the Company owns following this restructure.
(11)	The Company has a senior secured loan in an investment vehicle (BC CS 2, L.P.) that is collateralized by a preferred stock investment in Cuisine Solutions, Inc..

(12)	The Company owns 0.19% of the common equity and 0.43% of the preferred equity of Vehicle Accessories, Inc.

(13)	The Company owns 26.81% of a pass-through, taxable limited liability company, KSCF IV Equity Aggregator Blocker, LLC (the “Aggregator Blocker”), which holds the Company’s equity investments in American Equipment Holdings LLC, Gulf Pacific Holdings, LLC, IF&P Foods, LLC (FreshEdge) and LSL Industries, LLC (LSL Healthcare). Through the Company’s ownership of the Aggregator Blocker, the Company owns the respective units of each company listed above in the Schedule of Investments.

(14)	The Company owns 0.53% of the common equity BLP Buyer, Inc. (Bishop Lifting Products).

(15)	KABDC Corp, LLC, a wholly owned subsidiary of the Company, owns 0.62% of the common equity of City Line Distributors, LLC and 0.75% of the common equity of CCFF Parent, LLC (California Custom Fruits & Flavors, LLC).

(16)	The Company owns 25.31% of a pass-through limited liability company, KSCF IV Equity Aggregator, LLC (the “Aggregator”), which holds the Company’s equity investments in Siegel Parent, LLC and American Soccer Company, Incorporated (SCORE). The Aggregator’s ownership of Siegel Parent, LLC is 1.1442%. Through the Company’s ownership of the Aggregator, the Company owns the respective units of each company listed above in the Schedule of Investments.

(17)	The indicated rate is the yield as of March 31, 2024.

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of December 31, 2023

(amounts in 000’s, except number of shares, units)

				Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(1)	Footnotes	Investment(2)	Interest Rate	Date	Par	Cost(3)(4)	Value	of Net Assets
Debt and Equity Investments
Private Credit Investments(5)
Aerospace & defense
Basel U.S. Acquisition Co., Inc. (IAC)	(6)	First lien senior secured revolving loan	11.51% (S + 6.00%)	12/5/2028	$-	$-	$-	0.0%
		First lien senior secured loan	11.51% (S + 6.00%)	12/5/2028	18,494	18,066	18,679	2.7%
Fastener Distribution Holdings, LLC		First lien senior secured loan	12.00% (S + 6.50%)	10/1/2025	20,494	20,090	20,494	3.0%
		First lien senior secured delayed draw loan	12.00% (S + 6.50%)	10/1/2025	9,098	9,009	9,098	1.3%
Precinmac (US) Holdings, Inc.		First lien senior secured loan	11.46% (S + 6.00%)	8/31/2027	5,352	5,281	5,272	0.8%
		First lien senior secured delayed draw loan	11.46% (S + 6.00%)	8/31/2027	1,102	1,087	1,086	0.2%
Vitesse Systems Parent, LLC		First lien senior secured loan	12.63% (S + 7.00%)	12/22/2028	31,208	30,430	31,208	4.6%
					85,748	83,963	85,837	12.6%
Automobile components
Speedstar Holding LLC		First lien senior secured loan	12.79% (S + 7.25%)	1/22/2027	6,012	5,925	5,982	0.9%
		First lien senior secured delayed draw loan	12.78% (S + 7.25%)	1/22/2027	271	265	270	0.0%
Vehicle Accessories, Inc.		First lien senior secured loan	10.72% (S + 5.25%)	11/30/2026	21,011	20,770	21,011	3.1%
		First lien senior secured revolving loan	10.72% (S + 5.25%)	11/30/2026	-	-	-	0.0%
					27,294	26,960	27,263	4.0%
Biotechnology
Alcami Corporation (Alcami)		First lien senior secured delayed draw loan	12.46% (S + 7.00%)	6/30/2024	-	-	-	0.0%
		First lien senior secured revolving loan	12.46% (S + 7.00%)	12/21/2028	-	-	-	0.0%
		First lien senior secured loan	12.46% (S + 7.00%)	12/21/2028	11,618	11,197	11,850	1.7%
					11,618	11,197	11,850	1.7%
Building products
Ruff Roofers Buyer, LLC		First lien senior secured loan	11.08% (S + 5.75%)	11/19/2029	7,186	6,910	7,186	1.1%
		First lien senior secured delayed draw loan	11.08% (S + 5.75%)	11/17/2024	-	-	-	0.0%
		First lien senior secured delayed draw loan	11.08% (S + 5.75%)	11/17/2025	-	-	-	0.0%
		First lien senior secured revolving loan	11.08% (S + 5.75%)	11/19/2029	-	-	-	0.0%
Eastern Wholesale Fence		First lien senior secured loan	13.50% (S + 8.00%)	10/30/2025	20,271	19,875	20,069	2.9%
		First lien senior secured revolving loan	13.50% (S + 8.00%)	10/30/2025	368	364	365	0.0%
					27,825	27,149	27,620	4.0%
Capital markets
Atria Wealth Solutions, Inc.		First lien senior secured loan	11.97% (S + 6.50%)	5/31/2024	5,087	5,080	5,087	0.7%
		First lien senior secured delayed draw loan	11.97% (S + 6.50%)	5/31/2024	3,218	3,211	3,218	0.5%
					8,305	8,291	8,305	1.2%
Chemicals
FAR Technologies Holdings, Inc.(f/k/a Cyalume Technologies Holdings, Inc.)		First lien senior secured loan	10.61% (S + 5.00%)	8/30/2024	1,274	1,271	1,274	0.2%
Fralock Buyer LLC		First lien senior secured loan	11.61% (S + 6.00%)	4/17/2024	11,654	11,628	11,567	1.7%
		First lien senior secured revolving loan	11.61% (S + 6.00%)	4/17/2024	449	449	446	0.1%
Shrieve Chemical Company, LLC		First lien senior secured loan	11.90% (S + 6.38%)	12/2/2024	8,720	8,628	8,720	1.3%
USALCO, LLC		First lien senior secured loan	11.61% (S + 6.00%)	10/19/2027	18,989	18,684	18,989	2.8%
		First lien senior secured revolving loan	11.47% (S + 6.00%)	10/19/2026	1,049	1,021	1,049	0.1%
					42,135	41,681	42,045	6.2%
Commercial services & supplies
Advanced Environmental Monitoring	(7)	First lien senior secured loan	12.01% (S + 6.50%)	1/29/2026	10,158	9,994	10,158	1.5%
Allentown, LLC		First lien senior secured loan	11.46% (S + 6.00%)	4/22/2027	7,586	7,535	7,586	1.1%
		First lien senior secured delayed draw loan	11.46% (S + 6.00%)	4/22/2027	1,370	1,354	1,370	0.2%
		First lien senior secured revolving loan	13.50% (P + 5.00%)	4/22/2027	235	234	235	0.0%

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of December 31, 2023

(amounts in 000’s, except number of shares, units)

				Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(1)	Footnotes	Investment(2)	Interest Rate	Date	Par	Cost(3)(4)	Value	of Net Assets
American Equipment Holdings LLC		First lien senior secured loan	11.86% (S + 6.00%)	11/5/2026	20,045	19,812	19,945	2.9%
		First lien senior secured delayed draw loan	11.88% (S + 6.00%)	11/5/2026	6,239	6,167	6,208	0.9%
		First lien senior secured delayed draw loan	11.81% (S + 6.00%)	11/5/2026	4,969	4,905	4,944	0.7%
		First lien senior secured revolving loan	11.74% (S + 6.00%)	11/5/2026	2,736	2,672	2,723	0.4%
Arborworks Acquisition LLC	(8)(9)(10)	First lien senior secured loan		11/6/2028	4,688	4,688	4,688	0.7%
		First lien senior secured revolving loan		11/6/2028	1,253	1,253	1,253	0.2%
BLP Buyer, Inc. (Bishop Lifting Products)		First lien senior secured loan	11.11% (S + 5.75%)	12/22/2029	26,099	25,549	26,099	3.8%
		First lien senior secured delayed draw loan	11.11% (S + 5.75%)	12/22/2025	-	-	-	0.0%
		First lien senior secured revolving loan	11.11% (S + 5.75%)	12/22/2029	273	196	273	0.0%
Gusmer Enterprises, Inc.		First lien senior secured loan	12.47% (S + 7.00%)	5/7/2027	4,747	4,682	4,735	0.7%
		First lien senior secured delayed draw loan	12.47% (S + 7.00%)	5/7/2027	7,951	7,798	7,931	1.2%
		First lien senior secured revolving loan	12.47% (S + 7.00%)	5/7/2027	-	-	-	0.0%
PMFC Holding, LLC		First lien senior secured loan	13.02% (S + 7.50%)	7/31/2025	5,561	5,427	5,561	0.8%
		First lien senior secured delayed draw loan	13.03% (S + 7.50%)	7/31/2025	2,789	2,787	2,789	0.4%
		First lien senior secured revolving loan	13.03% (S + 7.50%)	7/31/2025	547	547	547	0.1%
Regiment Security Partners LLC		First lien senior secured loan	13.52% (S + 8.00%)	9/15/2026	6,383	6,309	6,383	1.0%
		First lien senior secured delayed draw loan	13.52% (S + 8.00%)	9/15/2026	2,609	2,588	2,609	0.4%
		First lien senior secured revolving loan	13.52% (S + 8.00%)	9/15/2026	1,448	1,427	1,448	0.2%
					117,686	115,924	117,485	17.2%
Containers & packaging
Carton Packaging Buyer, Inc. (Century Box)		First lien senior secured loan	11.39% (S + 6.00%)	10/30/2028	24,261	23,605	24,262	3.6%
		First lien senior secured revolving loan	11.39% (S + 6.00%)	10/30/2028	-	-	-	0.0%
Drew Foam Companies, Inc.		First lien senior secured loan	12.75% (S + 7.25%)	11/5/2025	7,052	6,997	6,999	1.0%
		First lien senior secured loan	12.80% (S + 7.25%)	11/5/2025	20,045	19,789	19,895	2.9%
FCA, LLC (FCA Packaging)		First lien senior secured loan	11.90% (S + 6.50%)	7/18/2028	18,673	18,419	19,047	2.8%

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of December 31, 2023

(amounts in 000’s, except number of shares, units)

				Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(1)	Footnotes	Investment(2)	Interest Rate	Date	Par	Cost(3)(4)	Value	of Net Assets
		First lien senior secured revolving loan	11.90% (S + 6.50%)	7/18/2028	-	-	-	0.0%
Innopak Industries, Inc.		First lien senior secured loan	11.71% (S + 6.25%)	3/5/2027	28,224	27,564	28,224	4.1%
					98,255	96,374	98,427	14.4%
Diversified telecommunication services
Network Connex (f/k/a NTI Connect, LLC)		First lien senior secured loan	11.00% (S + 5.50%)	1/31/2026	5,195	5,140	5,196	0.8%
					5,195	5,140	5,196	0.8%
Food products
BC CS 2, L.P. (Cuisine Solutions)	(6)(11)		13.55% (S + 8.00%)	7/8/2028	21,555	21,063	21,555	3.2%
BR PJK Produce, LLC (Keany)		First lien senior secured loan	11.50% (S + 6.00%)	11/14/2027	29,564	28,973	29,564	4.3%
		First lien senior secured delayed draw loan	11.46% (S + 6.00%)	11/14/2027	2,938	2,812	2,938	0.4%
City Line Distributors, LLC		First lien senior secured loan	11.47% (S + 6.00%)	8/31/2028	8,895	8,576	8,895	1.3%
		First lien senior secured delayed draw loan	11.47% (S + 6.00%)	3/3/2025	-	-	-	0.0%
		First lien senior secured revolving loan	11.47% (S + 6.00%)	8/31/2028	-	-	-	0.0%
Gulf Pacific Holdings, LLC		First lien senior secured loan	11.25% (S + 5.75%)	9/30/2028	20,180	19,847	20,079	2.9%
		First lien senior secured delayed draw loan	11.38% (S + 5.75%)	9/30/2028	1,701	1,618	1,693	0.2%
		First lien senior secured revolving loan	11.29% (S + 5.75%)	9/30/2028	2,697	2,602	2,683	0.4%
IF&P Foods, LLC (FreshEdge)		First lien senior secured loan	11.07% (S + 5.63%)	10/3/2028	27,245	26,684	26,904	4.0%
		First lien senior secured loan	11.48% (S + 6.00%)	10/3/2028	216	211	213	0.0%
		First lien senior secured delayed draw loan	11.07% (S + 5.63%)	10/3/2028	4,045	3,969	3,994	0.6%
		First lien senior secured revolving loan	10.91% (S + 5.63%)	10/3/2028	1,759	1,690	1,737	0.3%
J&K Ingredients, LLC		First lien senior secured loan	11.63% (S + 6.25%)	11/16/2028	11,581	11,295	11,581	1.7%
Siegel Egg Co., LLC		First lien senior secured loan	11.99% (S + 6.50%)	12/29/2026	15,466	15,290	14,616	2.1%
		First lien senior secured revolving loan	11.99% (S + 6.50%)	12/29/2026	2,594	2,557	2,451	0.4%
Worldwide Produce Acquisition, LLC		First lien senior secured delayed draw loan	11.60% (S + 6.25%)	1/18/2029	631	587	625	0.1%
		First lien senior secured delayed draw loan	11.60% (S + 6.25%)	4/18/2024	-	-	-	0.0%
		First lien senior secured revolving loan	11.60% (S + 6.25%)	1/18/2029	198	190	196	0.0%
		First lien senior secured loan	11.60% (S + 6.25%)	1/18/2029	2,860	2,786	2,832	0.4%
					154,125	150,750	152,556	22.3%
Health care providers & services
Brightview, LLC		First lien senior secured loan	11.47% (S + 6.00%)	12/14/2026	12,870	12,855	12,645	1.9%
		First lien senior secured delayed draw loan	11.47% (S + 6.00%)	12/14/2026	1,719	1,714	1,689	0.3%
		First lien senior secured revolving loan	11.47% (S + 6.00%)	12/14/2026	774	774	761	0.1%
Guardian Dentistry Partners		First lien senior secured loan	11.97% (S + 6.50%)	8/20/2026	8,057	7,929	8,057	1.2%
		First lien senior secured delayed draw loan	11.97% (S + 6.50%)	8/20/2026	15,682	15,464	15,682	2.3%
		First lien senior secured delayed draw loan	11.97% (S + 6.50%)	8/20/2026	5,808	5,808	5,808	0.9%
Guided Practice Solutions: Dental, LLC (GPS)		First lien senior secured delayed draw loan	11.72% (S + 6.25%)	12/29/2025	6,475	6,056	6,475	0.9%
Light Wave Dental Management LLC		First lien senior secured revolving loan	12.35% (S + 7.00%)	6/30/2029	2,181	2,099	2,181	0.3%
		First lien senior secured loan	12.35% (S + 7.00%)	6/30/2029	22,423	21,834	22,423	3.3%
SGA Dental Partners Holdings, LLC		First lien senior secured loan	11.67% (S + 6.00%)	12/30/2026	11,828	11,683	11,828	1.7%
		First lien senior secured loan	11.61% (S + 6.00%)	12/30/2026	1,681	1,563	1,681	0.2%
		First lien senior secured delayed draw loan	11.67% (S + 6.00%)	12/30/2026	11,024	10,856	11,024	1.6%
		First lien senior secured delayed draw loan	11.67% (S + 6.00%)	4/19/2024	-	-	-	0.0%
		First lien senior secured revolving loan	11.67% (S + 6.00%)	12/30/2026	-	-	-	0.0%
					100,522	98,635	100,254	14.7%

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

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of December 31, 2023

(amounts in 000’s, except number of shares, units)

				Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(1)	Footnotes	Investment(2)	Interest Rate	Date	Par	Cost(3)(4)	Value	of Net Assets
Professional services
4 Over International, LLC		First lien senior secured loan	12.46% (S + 7.00%)	12/7/2026	19,438	18,757	19,438	2.8%
DISA Holdings Corp. (DISA)		First lien senior secured delayed draw loan	10.84% (S + 5.50%)	9/9/2028	3,714	3,578	3,714	0.5%
		First lien senior secured revolving loan	10.84% (S + 5.50%)	9/9/2028	392	347	392	0.1%
		First lien senior secured loan	10.84% (S + 5.50%)	9/9/2028	22,177	21,625	22,177	3.2%
Universal Marine Medical Supply International, LLC (Unimed)		First lien senior secured loan	13.01% (S + 7.50%)	12/5/2027	13,527	13,253	13,527	2.0%
		First lien senior secured revolving loan	13.00% (S + 7.50%)	12/5/2027	2,544	2,494	2,544	0.4%
					61,792	60,054	61,792	9.0%
Software
AIDC Intermediate Co 2, LLC (Peak Technologies)		First lien senior secured loan	11.80% (S + 6.25%)	7/22/2027	34,650	33,736	34,650	5.1%
Specialty retail
Sundance Holdings Group, LLC	(7)	First lien senior secured loan	15.03% (S + 9.50%, 1.50% is PIK)	5/1/2024	9,210	9,022	8,911	1.3%
		First lien senior secured delayed draw loan	15.03% (S + 9.50%, 1.50% is PIK)	5/1/2024	-	-	-	0.0%
					9,210	9,022	8,911	1.3%
Textiles, apparel & luxury goods
American Soccer Company, Incorporated (SCORE)		First lien senior secured loan	12.75% (S + 7.25%)	7/20/2027	29,816	29,317	29,145	4.3%
		First lien senior secured revolving loan	12.75% (S + 7.25%)	7/20/2027	2,128	2,067	2,080	0.3%
BEL USA, LLC		First lien senior secured loan	12.53% (S + 7.00%)	6/2/2026	5,804	5,774	5,804	0.8%
		First lien senior secured loan	12.53% (S + 7.00%)	6/2/2026	96	95	96	0.0%
YS Garments, LLC		First lien senior secured loan	13.00% (S + 7.50%)	8/9/2026	6,849	6,758	6,729	1.0%
					44,693	44,011	43,854	6.4%
Trading companies & distributors
BCDI Meteor Acquisition, LLC (Meteor)		First lien senior secured loan	12.45% (S + 7.00%)	6/29/2028	16,297	15,955	16,297	2.4%
Broder Bros., Co.		First lien senior secured loan	11.61% (S+ 6.00%)	12/4/2025	4,640	4,439	4,640	0.7%
CGI Automated Manufacturing, LLC		First lien senior secured loan	12.61% (S + 7.00%)	12/17/2026	20,510	19,849	20,459	3.0%
		First lien senior secured loan	12.61% (S + 7.00%)	12/17/2026	6,681	6,559	6,664	1.0%
		First lien senior secured delayed draw loan	12.61% (S + 7.00%)	12/17/2026	3,616	3,510	3,607	0.5%

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of December 31, 2023

(amounts in 000’s, except number of shares, units)

				Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(1)	Footnotes	Investment(2)	Interest Rate	Date	Par	Cost(3)(4)	Value	of Net Assets
		First lien senior secured revolving loan	12.61% (S + 7.00%)	12/17/2026	327	244	327	0.0%
EIS Legacy, LLC		First lien senior secured loan	11.24% (S + 5.75%)	11/1/2027	18,079	17,838	18,079	2.6%
		First lien senior secured loan	11.27% (S + 5.75%)	11/1/2027	9,666	9,356	9,666	1.4%
		First lien senior secured delayed draw loan	11.24% (S + 5.75%)	4/20/2025	-	-	-	0.0%
		First lien senior secured revolving loan	11.24% (S + 5.75%)	11/1/2027	-	-	-	0.0%
Engineered Fastener Company, LLC (EFC International)		First lien senior secured loan	12.00% (S + 6.50%)	11/1/2027	23,604	23,113	23,899	3.5%
Genuine Cable Group, LLC		First lien senior secured loan	10.96% (S + 5.50%)	11/1/2026	29,057	28,336	28,984	4.2%
		First lien senior secured loan	10.96% (S + 5.50%)	11/1/2026	5,506	5,347	5,492	0.8%
I.D. Images Acquisition, LLC		First lien senior secured loan	11.75% (S + 6.25%)	7/30/2026	13,651	13,538	13,651	2.0%
		First lien senior secured delayed draw loan	11.75% (S + 6.25%)	7/30/2026	2,486	2,450	2,486	0.4%
		First lien senior secured loan	11.70% (S + 6.25%)	7/30/2026	4,522	4,457	4,522	0.7%
		First lien senior secured loan	11.75% (S + 6.25%)	7/30/2026	1,043	1,033	1,043	0.2%
		First lien senior secured revolving loan	11.75% (S + 6.25%)	7/30/2026	-	-	-	0.0%
Krayden Holdings, Inc.		First lien senior secured delayed draw loan	11.20% (S + 5.75%)	3/1/2025	-	-	-	0.0%
		First lien senior secured delayed draw loan	11.20% (S + 5.75%)	3/1/2025	-	-	-	0.0%
		First lien senior secured revolving loan	11.20% (S + 5.75%)	3/1/2029	-	-	-	0.0%
		First lien senior secured loan	11.20% (S + 5.75%)	3/1/2029	9,491	9,099	9,491	1.4%
OAO Acquisitions, Inc. (BearCom)		First lien senior secured loan	11.61% (S + 6.25%)	12/27/2029	21,370	20,979	21,370	3.1%
		First lien senior secured delayed draw loan	11.61% (S + 6.25%)	12/27/2025	-	-	-	0.0%
		First lien senior secured revolving loan	11.61% (S + 6.25%)	12/27/2029	-	-	-	0.0%
United Safety & Survivability Corporation (USSC)		First lien senior secured loan	11.79% (S + 6.25%)	9/30/2027	12,436	12,147	12,436	1.8%
		First lien senior secured loan	11.79% (S + 6.25%)	9/28/2027	1,607	1,490	1,607	0.3%
		First lien senior secured delayed draw loan	11.79% (S + 6.25%)	9/30/2027	3,160	3,110	3,160	0.5%
		First lien senior secured revolving loan	11.79% (S + 6.25%)	9/30/2027	870	860	870	0.1%
					208,619	203,709	208,750	30.6%
Wireless telecommunication services
Centerline Communications, LLC		First lien senior secured loan	11.53% (S + 6.00%)	8/10/2027	14,945	14,751	13,936	2.0%
		First lien senior secured delayed draw loan	11.53% (S + 6.00%)	8/10/2027	7,044	6,954	6,568	1.0%
		First lien senior secured delayed draw loan	11.53% (S + 6.00%)	8/10/2027	6,202	6,112	5,783	0.9%
		First lien senior secured revolving loan	11.53% (S + 6.00%)	8/10/2027	1,800	1,778	1,679	0.2%
		First lien senior secured loan	11.53% (S + 6.00%)	8/10/2027	1,020	996	952	0.1%
					31,011	30,591	28,918	4.2%
Total Private Credit Debt Investments					1,353,096	1,327,190	1,346,174	197.1%

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

The Company is managed by KA Credit Advisors, LLC (the “Advisor”), an indirect controlled subsidiary of Kayne Anderson Capital Advisors, L.P. (“Kayne Anderson”), a prominent alternative investment management firm. The Advisor is registered with the United States Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended. Subject to the overall supervision of the Company’s board of directors (the “Board”), the Advisor is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring investments, determining the value of the investments and monitoring its investments and portfolio companies on an ongoing basis. The Board consists of seven directors, four of whom are independent.

The Company’s investment objective is to generate current income and, to a lesser extent, capital appreciation primarily through debt investments in middle-market companies.

As of March 31, 2024, the Company has entered into subscription agreements with investors for an aggregate capital commitment of $1,046,928 to purchase shares of the Company’s common stock and has completed its final close of subscription agreements with investors. See Note 11 – Subsequent Events.

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

F. Interest Income Recognition— Interest income is recorded on an accrual basis and includes the accretion of discounts, amortization of premiums and payment-in-kind (“PIK”) interest. Discounts from and premiums to par value on investments purchased are accreted/amortized into interest income over the life of the respective security using the effective yield method. To the extent loans contain PIK provisions, PIK interest, computed at the contractual rate specified in each applicable agreement, is accrued and recorded as interest income and added to the principal balance of the loan. PIK interest income added to the principal balance is generally collected upon repayment of the outstanding principal. The Company does not accrue PIK interest if, in the opinion of the Advisor, the portfolio company valuation indicates that the PIK interest is not likely to be collectible. If the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through PIK interest income. Previously capitalized PIK interest is not reversed when an investment is placed on non-accrual status. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends for the year the income was earned, even though the Company has not yet collected the cash. The amortized cost of investments represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest. For the three months ended March 31, 2024 and 2023, the Company had $284 and $165, respectively, of PIK interest included in interest income, which represents 0.6% and 0.5%, respectively, of aggregate interest income.

Loans are generally placed on non-accrual status when it has been determined that a significant impairment in the financial condition and ability of the borrower to repay principal and interest has occurred and is expected to continue such that it is probable the collectability of full amount of the loan (principal and interest) is doubtful. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. If cash payments are received subsequent to a loan being placed on non-accrual status, these payments will first be applied to previously accrued but uncollected interest, then to recover the principal. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Non-accrual loans are restored to accrual status when past due principal and interest are paid or there is no longer a reasonable doubt that such principal or interest will be collected in full and, in the Company’s judgment, principal and interest are likely to remain current. The Company may make exceptions to this policy if the loan has sufficient collateral value (i.e., typically measured as enterprise value of the portfolio company) or is in the process of collection. As of March 31, 2024, the Company had one debt investment on non-accrual status, which comprised 0.4% and 0.4%, respectively, of total debt investments at cost and fair value. As of March 31, 2023, the Company did not have any debt investments in portfolio companies on non-accrual status.

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

H. Dividends to Common Stockholders—Dividends to common stockholders are recorded on the record date. The amount to be paid out as a dividend is determined by the Company’s board of directors each quarter and is generally based upon the earnings estimated by management and considers the level of undistributed taxable income carried forward from the prior year for distribution in the current year. Net realized capital gains, if any, are generally distributed, although the Company may decide to retain such capital gains for investment.

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

I. Income Taxes—it is the Company’s intention to continue to be treated as and to qualify each year for special tax treatment afforded a RIC under the Code. As long as the Company meets certain requirements that govern its sources of income, diversification of assets and timely distribution of earnings to stockholders, the Company will not be subject to U.S. federal income tax.

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

J. Commitments and Contingencies—in the normal course of business, the Company may enter into contracts that provide a variety of general indemnifications. Any exposure to the Company under these arrangements could involve future claims that may be made against the Company. Currently, no such claims exist or are expected to arise and, accordingly, the Company has not accrued any liability in connection with such indemnifications.

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

Note 3. Agreements and Related Party Transactions

A. Administration Agreement—on February 5, 2021, the Company entered into an Administration Agreement with its Advisor, which serves as its Administrator and will provide or oversee the performance of its required administrative services and professional services rendered by others, which will include (but are not limited to), accounting, payment of our expenses, legal, compliance, operations, technology and investor relations, preparation and filing of its tax returns, and preparation of financial reports provided to its stockholders and filed with the SEC. On March 6, 2024, the Board approved an additional one-year term of the Administration Agreement through March 15, 2025.

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

B. Investment Advisory Agreement—on February 5, 2021, the Company entered into an Investment Advisory Agreement with its Advisor. Pursuant to the Investment Advisory Agreement with its Advisor, the Company will pay its Advisor a fee for investment advisory and management services consisting of two components—a base management fee and an incentive fee. The Advisor may, from time-to-time, grant waivers on the Company’s obligations, including waivers of the base management fee and/or incentive fee, under the Investment Advisory Agreement. The Investment Advisory Agreement may be terminated by either party with 60 days’ written notice. On March 6, 2024, the Board approved an additional one-year term of the Investment Advisory Agreement from March 16, 2024 to March 15, 2025. In addition, on March 6, 2024, the Board approved an amended and restated investment advisory agreement between the Company and the Advisor, which will be effective upon an initial public offering of shares of common stock.

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

For the three months ended March 31, 2024 and 2023, the Company incurred base management fees of $3,522 and $2,685, respectively.

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

Payment of Incentive Fees

Prior to an Exchange Listing, any incentive fees earned by the Advisor shall accrue as earned but only become payable in cash to the Advisor upon consummation of an Exchange Listing. To the extent the Company does not complete an Exchange Listing, the incentive fees will be payable to the Advisor (a) upon consummation of a sale of the Company or (b) once substantially all the proceeds from a Company Liquidation payable to the Company’s stockholders have been distributed to such stockholders. As of March 31, 2024, the incentive fee payable to the Advisor was $16,826.

For the three months ended March 31, 2024, the Company incurred incentive fees on income of $2,631 and no incentive fees on capital gains. For the three months ended March 31, 2023, the Company incurred incentive fees on income of $2,138 and no incentive fees on capital gains.

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

Note 4. Investments

The following table presents the composition of the Company’s investment portfolio at amortized cost and fair value as of March 31, 2024 and December 31, 2023.

	March 31, 2024		December 31, 2023
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
First-lien senior secured debt investments	$1,742,767	$1,765,594	$1,327,190	$1,346,174
Equity investments	17,052	18,451	16,033	17,324
Short-term investments	10,868	10,868	12,802	12,802
Total Investments	$1,770,687	$1,794,913	$1,356,025	$1,376,300

As of March 31, 2024 and December 31, 2023, $186,877 and $68,578, respectively, of the Company’s total assets were non-qualifying assets, as defined by Section 55(a) of the 1940 Act.

The Company uses Global Industry Classification Standards (GICS), Level 3 – Industry, for classifying the industry groupings of its portfolio companies.

The industry composition of long-term investments based on fair value as of March 31, 2024 and December 31, 2023 was as follows:

	March 31, 2024	December 31, 2023

Trading companies & distributors	12.3%	15.3%
Food products	9.9%	11.5%
Health care providers & services	7.9%	7.4%
Commercial services & supplies	7.9%	9.4%
Containers & packaging	5.6%	7.2%
Aerospace & defense	5.4%	6.3%
Professional services	5.3%	4.5%
Leisure products	3.9%	3.3%
IT services	3.3%	3.8%
Chemicals	2.9%	3.1%
Machinery	2.8%	3.8%
Textiles, apparel & luxury goods	2.5%	3.3%
Automobile components	2.5%	2.0%
Specialty retail	2.5%	0.7%
Pharmaceuticals	2.3%	0.5%
Personal care products	2.3%	3.0%
Insurance	2.2%	2.2%
Software	2.0%	2.5%
Diversified telecommunication services	1.8%	0.4%
Health care equipment & supplies	1.7%	1.5%
Wireless telecommunication services	1.7%	2.1%
Hotels, restaurants & leisure	1.5%	-%
Building products	1.5%	2.0%
Media	1.5%	-%
Household durables	1.2%	1.5%
Entertainment	1.0%	-%
Semiconductors & semiconductor equipment	1.0%	-%
Household products	0.9%	1.2%
Construction materials	0.8%	-%
Biotechnology	0.7%	0.9%
Electrical equipment	0.5%	-%
Capital markets	0.5%	0.6%
Diversified consumer services	0.2%	-%
Total	100.0%	100.0%

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

The following tables present the fair value hierarchy of investments as of March 31, 2024 and December 31, 2023. Note that the valuation levels below are not necessarily an indication of the risk or liquidity associated with the underlying investment.

	Fair Value Hierarchy as of March 31, 2024
Investments:	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$-	$301,703	$1,463,891	$1,765,594
Equity investments	-	-	18,451	18,451
Short-term investments	10,868	-	-	10,868
Total Investments	$10,868	$301,703	$1,482,342	$1,794,913

	Fair Value Hierarchy as of December 31, 2023
Investments:	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$-	$-	$1,346,174	$1,346,174
Equity investments	-	-	17,324	17,324
Short-term investments	12,802	-	-	12,802
Total Investments	$12,802	$-	$1,363,498	$1,376,300

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three months ended March 31, 2024 and 2023.

	First-lien	Private
	senior secured	equity
For the three months ended March 31, 2024	debt investments	investments	Total
Fair value, beginning of period	$1,346,174	$17,324	$1,363,498
Purchases of investments, including PIK, if any	142,661	1,019	143,680
Proceeds from sales of investments and principal repayments	(32,390)	-	(32,390)
Net change in unrealized gain (loss)	4,830	108	4,938
Net realized gain (loss)	-	-	-
Net accretion of discount on investments	2,616	-	2,616
Transfers into (out of) Level 3	-	-	-
Fair value, end of period	$1,463,891	$18,451	$1,482,342

	First-lien	Private
	senior secured	equity
For the three months ended March 31, 2023	debt investments	investments	Total
Fair value, beginning of period	$1,157,971	$7,148	$1,165,119
Purchases of investments, including PIK, if any	104,245	-	104,245
Proceeds from sales of investments and principal repayments	(17,245)	-	(17,245)
Net change in unrealized gain (loss)	(66)	191	125
Net realized gain (loss)	-	-	-
Net accretion of discount on investments	2,115	-	2,115
Transfers into (out of) Level 3	-	-	-
Fair value, end of period	$1,247,020	$7,339	$1,254,359

For the three months ended March 31, 2024 and 2023, the Company did not recognize any transfers to or from Level 3. The increase in unrealized gain (loss) relates to investments that were held during the period. The Company includes these unrealized gains and losses on the Statement of Operations – Net Change in Unrealized Gains (Losses).

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

Quantitative Table for Valuation Techniques

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of March 31, 2024 and December 31, 2023. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Advisor’s determination of fair value. The Company calculates weighted average, based on the value of the unobservable input of each investment relative to the fair value of the investment compared to the total fair value of all investments.

	As of March 31, 2024
		Valuation	Unobservable		Weighted
	Fair Value	Technique	Input	Range	Average
First-lien senior secured debt investments	$1,463,891	Discounted cash flow analysis	Discount rate	8.4% - 15.0%	10.3%
Preferred equity investment	9,166	Discounted cash flow analysis	Discount rate	15.0%	15.0%
Other equity investments	750	Precedent Transaction Analysis	Original cost	1.0	1.0
	8,535	Comparable Multiples	EV / EBITDA	7.1 - 17.2	11.4
	$1,482,342

	As of December 31, 2023
		Valuation	Unobservable		Weighted
	Fair Value	Technique	Input	Range	Average
First-lien senior secured debt investments	$1,346,174	Discounted cash flow analysis	Discount rate	8.3% - 15.0%	10.2%
Preferred equity investment	9,287	Discounted cash flow analysis	Original Cost	15.0%	15.0%
Other equity investments	8,037	Comparable Multiples	EV/ EBITDA	7.1 - 17.2	11.5
	$1,363,498

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

Note 6. Debt

Subscription Credit Agreement

As of March 31, 2024, the Company had a $50,000 credit agreement (the “Subscription Credit Agreement”) with certain lenders party thereto. The Subscription Credit Agreement permits the Company to elect the commitment amount each quarter to borrow up to $50,000, subject to availability under the borrowing base which is calculated based on the unused capital commitments of the investors meeting various eligibility requirements. The interest rate under the Subscription Credit Agreement is equal to the Secured Overnight Funding Rate (“SOFR”) plus 2.25% (subject to a 0.275% SOFR floor). The Company is also required to pay a commitment fee of 0.25% per annum on any unused portion of the Subscription Credit Agreement. The Company also pays an extension fee of 0.075% per quarter on the elected commitment amount on the first day of each calendar quarter. See Note 11 – Subsequent Events.

For the three months ended March 31, 2024 and 2023, the average amount of borrowings outstanding under the Subscription Credit Agreement were $13,297 and $89,311, respectively, with a weighted average interest rate of 7.63% and 6.52%, respectively. As of March 31, 2024, the Company did not have any amounts outstanding under the Subscription Credit Agreement.

Corporate Credit Facility

As of March 31, 2024, the Company had a senior secured revolving credit facility (the “Corporate Credit Facility”), that has a total commitment of $400,000. The Company entered into the Corporate Credit Facility on February 18, 2022. The Corporate Credit Facility’s commitment termination date and the final maturity date are February 18, 2026 and February 18, 2027, respectively. The Corporate Credit Facility also provides for a feature that allows the Company, under certain circumstances, to increase the overall size of the Corporate Credit Facility to a maximum of $550,000. The interest rate on the Corporate Credit Facility is equal to Term SOFR (a forward-looking rate based on SOFR futures) plus an applicable spread of 2.35% per annum or an “alternate base rate” (as defined in the agreements governing the Corporate Credit Facility) plus an applicable spread of 1.25%. The Company is also required to pay a commitment fee of 0.375% per annum on any unused portion of the Corporate Credit Facility.

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

For the three months ended March 31, 2024 and 2023, the average amount of borrowings outstanding under the Corporate Credit Facility was $229,484 and $289,711, respectively, with a weighted average interest rate of 7.69% and 6.81%, respectively. As of March 31, 2024, the Company had $198,000 outstanding under the Corporate Credit Facility at a weighted average interest rate of 7.68%.

Revolving Funding Facility

As of March 31, 2024, the Company had a senior secured revolving funding facility (the “Revolving Funding Facility”), that has a total commitment of $455,000. The Revolving Funding Facility is secured by all of the assets held by KABDCF and the Company has agreed that it will not grant or allow a lien on the membership interest of KABDCF. The end of the reinvestment period and the stated maturity date for the Revolving Funding Facility are February 18, 2025 and February 18, 2027, respectively. The interest rate on the Revolving Funding Facility is equal to daily SOFR plus 2.75% per annum. KABDCF is also required to pay a commitment fee of between 0.50% and 1.50% per annum depending on the size of the unused portion of the Revolving Funding Facility. Amounts available to borrow under the Revolving Funding Facility are subject to a borrowing base that applies different advance rates to different types of assets held by KABDCF and is subject to limitations with respect to the loans securing the Revolving Funding Facility, including restrictions on, loan size, industry concentration, payment frequency and status, as well as restrictions on portfolio company leverage, all of which may also affect the borrowing base and therefore amounts available to borrow. The Company and KABDCF are also required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. These covenants are subject to important limitations and exceptions that are described in the agreements governing the Revolving Funding Facility. See Note 11 – Subsequent Events.

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

For the three months ended March 31, 2024 and 2023, the average amount of borrowings outstanding under the Revolving Funding Facility was $316,231 and $235,833, respectively, with a weighted average interest rate of 8.07% and 7.20%, respectively. As of March 31, 2024, the Company had $319,000 outstanding under the Revolving Funding Facility at a weighted average interest rate of 8.06%.

Revolving Funding Facility II

As of March 31, 2024, the Company and Kayne Anderson BDC Financing II, LLC (“KABDCF II”), a wholly-owned, special purpose financing subsidiary, had a senior secured revolving credit facility (the “Revolving Funding Facility II”). The Revolving Funding Facility II has an initial commitment of $150,000 which, under certain circumstances, can be increased up to $500,000. The Revolving Funding Facility II is secured by all of the assets held by KABDCF II and the Company has agreed that it will not grant or allow a lien on the membership interest of KABDCF II. The end of the reinvestment period and the stated maturity date for the Revolving Funding Facility II are December 22, 2026, and December 22, 2028, respectively. The interest rate on the Revolving Funding Facility II is equal to 3-month term SOFR plus 2.70% per annum. KABDCF II is also required to pay a commitment fee of 0.50% between December 22, 2023 and September 22, 2024 and 0.75% thereafter on the unused portion of the Revolving Funding Facility II.

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

For the three months ended March 31, 2024, the average amount of borrowings outstanding under the Revolving Funding Facility II was $69,341, with a weighted average interest rate of 8.03%. As of March 31, 2024, the Company had $67,000 outstanding under the Revolving Funding Facility II at a weighted average interest rate of 8.03%.

Senior Unsecured Notes

As of March 31, 2024, the Company had $75,000 aggregate principal amount of senior unsecured notes (the “Notes”).

The table below sets forth a summary of the key terms of each series of Notes outstanding at March 31, 2024.

	Principal		Estimated	Fixed
	Outstanding	Unamortized	Fair Value	Interest
Series	March 31, 2024	Issuance Costs	March 31, 2024	Rate	Maturity
A	$25,000	$256	$26,372	8.65%	6/30/2027
B	50,000	543	53,250	8.74%	6/30/2028
	$75,000	$799	$79,622

Holders of the Notes are entitled to receive cash interest payments semi-annually (on January 30 and July 30) at the fixed rate. As of March 31, 2024, the weighted average interest rate on the outstanding Notes was 8.71%.

As of March 31, 2024, the Notes were rated “BBB” by Kroll Bond Rating Agency (“KBRA”). The Company is required to maintain a current rating from one rating agency with respect to the Notes. In the event the Company does not maintain a current rating from a rating agency for a specified period of time or the credit rating on the Notes falls below “BBB-” (a “Below Investment Grade Event”), the interest rate per annum on the Notes will increase by 1.0% during the period the Notes are rated below “BBB-”. In the event the Company’s Secured Debt Ratio exceeds 60% (until June 29, 2024) or 55% (on or after June 29, 2024) (a “Secured Debt Ratio Event”), the interest rate per annum on the Notes will increase by 1.5% during the period the ratio is above stated percentage. If a Below Investment Grade Event and a Secured Debt Ratio Event is continuing at the same time the aggregate increase in interest rate per annum will not exceed 2.0%.

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

At March 31, 2024, the Company was in compliance with all covenants under the Notes agreements.

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

Debt obligations consisted of the following as of March 31, 2024 and December 31, 2023.

	March 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Notes	$75,000	$75,000	$-	$74,201
Corporate Credit Facility	400,000	198,000	202,000	196,478
Revolving Funding Facility	455,000	319,000	136,000	317,411
Revolving Funding Facility II	150,000	67,000	10,114	65,271
Subscription Credit Agreement	50,000	-	50,000	-
Total debt	$1,130,000	$659,000	$398,114	$653,361

(1)	The amount available under the Company’s credit facilities reflects the assets held at KABDCF and KABDCF II and any limitations related to each borrowing base as of March 31, 2024.
(2)	The carrying value of the Notes, Corporate Credit Facility, Revolving Funding Facility, Revolving Funding Facility II, and Subscription Credit Agreement are presented net of deferred financing costs totaling $5,639.

	December 31, 2023
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Notes	$75,000	$75,000	$-	$74,149
Corporate Credit Facility	400,000	234,000	166,000	232,285
Revolving Funding Facility	455,000	306,000	18,536	303,981
Revolving Funding Facility II	150,000	70,000	9,716	68,195
Subscription Credit Agreement	50,000	10,750	39,250	10,709
Total debt	$1,130,000	$695,750	$233,502	$689,319

(1)	The amount available under the Company’s credit facilities reflects the assets held at KABDCF and KABDCF II and any limitations related to each borrowing base as of December 31, 2023.
(2)	The carrying value of the Notes, Corporate Credit Facility, Revolving Funding Facility, Revolving Funding Facility II, and Subscription Credit Agreement are presented net of deferred financing costs totaling $6,431.

For the three months ended March 31, 2024 and 2023, the components of interest expense were as follows:

	For the three months ended
	March 31, 2024	March 31, 2023
Interest expense	$14,759	$10,932
Amortization of debt issuance costs	897	591
Total interest expense	$15,656	$11,523
Average interest rate	8.9%	7.6%
Average borrowings	$703,352	$614,856

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

Note 7. Share Transactions

Common Stock Issuances

The following table summarizes the number of common stock shares issued and aggregate proceeds received from such issuances related to the Company’s capital call notices pursuant to subscription agreements with investors for the three months ended March 31, 2024. There were no common stock shares issued during the three months ended March 31, 2023 related to the Company’s subscription agreements with investors. See Note 11 – Subsequent Events.

For the three months ended March 31, 2024
	Offering		Aggregate
	price per	Common stock	offering
Common stock issue date	share	shares issued	amount
February 14, 2024	$16.74	7,089,771	$118,689
Total common stock issued		7,089,771	$118,689

As of March 31, 2024, the Company had subscription agreements with investors for an aggregate capital commitment of $1,046,928 to purchase shares of common stock. Of this amount, the Company had $269,945 of undrawn commitments at March 31, 2024. See Note 11 – Subsequent Events.

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

Dividends and Dividend Reinvestment

The following tables summarize the dividends declared and payable by the Company for the three months ended March 31, 2024 and 2023. See Note 11 – Subsequent Events.

For the three months ended March 31, 2024
	Dividend	Dividend	Dividend
	record	payment	per
Dividend declaration date	date	date	share
March 6, 2024	March 29, 2024	April 17, 2024	$0.40
Total dividends declared			$0.40

The dividend declared on March 6, 2024 is considered a regular dividend.

For the three months ended March 31, 2023
	Dividend	Dividend	Dividend
	record	payment	per
Dividend declaration date	date	date	share
March 7, 2023	March 31, 2023	April 14, 2023	$0.47
Total dividends declared			$0.47

The following tables summarize the amounts received and shares of common stock issued to shareholders pursuant to the Company’s dividend reinvestment plan (“DRIP”) for the three months ended March 31, 2024 and 2023. See Note 11 – Subsequent Events.

For the three months ended March 31, 2024
	Dividend	DRIP
	payment	shares	DRIP
Dividend record date	date	issued	value
December 29, 2023	January 16, 2024	95,791	$1,573
		95,791	$1,573

For the three months ended March 31, 2023
	Dividend	DRIP
	payment	shares	DRIP
Dividend record date	date	issued	value
December 29, 2022	January 13, 2023	57,860	$955
		57,860	$955

For the dividend declared on March 6, 2024 and paid on April 17, 2024, there were 94,816 shares issued with a DRIP value of $1,577. These shares are excluded from the table above, as the DRIP shares were issued after March 31, 2024.

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

Note 8. Commitments and Contingencies

The Company had an aggregate of $169,063 and $147,928, respectively, of unfunded commitments to provide debt financing to its portfolio companies as of March 31, 2024 and December 31, 2023. Such commitments are generally subject to the satisfaction of certain financial and nonfinancial covenants and certain operational metrics. The commitment period for these amounts may be shorter than the maturity date if drawn or funded. These commitments are not reflected in the Company’s consolidated statement of assets and liabilities. Consequently, such commitments result in an element of credit risk in excess of the amount recognized in the Company’s consolidated statement of assets and liabilities.

A summary of the composition of the unfunded commitments as of March 31, 2024 and December 31, 2023 is shown in the table below.

	As of	As of
	March 31, 2024	December 31, 2023
Alcami Corporation (Alcami)	$1,565	$2,543
Allcat Claims Service, LLC	5,370	5,370
Allentown, LLC	1,020	785
American Equipment Holdings LLC	3,219	483
American Soccer Company, Incorporated (SCORE)	1,892	2,601
Arborworks Acquisition LLC	780	1,872
Basel U.S. Acquisition Co., Inc. (IAC)	1,622	1,622
BCI Burke Holding Corp.	4,658	4,659
OAO Acquisitions, Inc. (BearCom)	6,982	6,982
BLP Buyer, Inc. (Bishop Lifting Products)	5,911	6,548
BR PJK Produce, LLC (Keany)	2,870	2,870
Brightview, LLC	581	-
Carton Packaging Buyer, Inc.	2,848	2,848
CCFF Buyer, Inc	17,738	-
CGI Automated Manufacturing, LLC	1,711	2,390
City Line Distributors, LLC	2,530	5,322
Curio Brands, LLC	1,719	1,719
DISA Holdings Corp. (DISA)	3,456	6,142
DRS Holdings III, Inc. (Dr. Scholl’s)	310	310
Eastern Wholesale Fence	142	1,332
EIS Legacy, LLC	6,922	6,922
Envirotech Services, LLC	6,704	-
FCA, LLC (FCA Packaging)	890	2,670
Foundation Consumer Brands	577	577
Fralock Buyer LLC	299	300
Guided Practice Solutions	8,605	10,299
Gulf Pacific Holdings, LLC	10,153	10,153
Gusmer Enterprises, Inc.	3,676	3,676
Home Brands Group Holdings, Inc. (ReBath)	2,099	2,099
I.D. Images Acquisition, LLC	2,020	2,020
IF&P Foods, LLC (FreshEdge)	563	1,656
Improving Acquisition LLC	1,671	1,672
Krayden Holdings, Inc.	5,437	5,438
Light Wave Dental Management LLC	-	827
LSL Industries, LLC (LSL Healthcare)	15,224	15,224
MacNeill Pride Group	3,278	3,877
Pixel Intermediate, LLC	2,511	-
PMFC Holding, LLC	137	137
Refocus Management Services, LLC	8,799	-
Regiment Security Partners LLC	103	104
Ruff Roofers Buyer, LLC	10,966	10,966
SGA Dental Partners Holdings, LLC	5,087	5,087
Siegel Egg Co., LLC	537	537
Sundance Holdings Group, LLC	438	439
Techniks Holdings, LLC / Eppinger Holdings Germany GMBH	1,450	1,450
Trademark Global LLC	480	480
United Safety & Survivability Corporation (USSC)	-	469
USALCO, LLC	1,049	1,494
Vehicle Accessories, Inc.	1,376	1,671
Worldwide Produce Acquisition, LLC	1,088	1,286
Total unfunded commitments	$169,063	$147,928

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2024 and December 31, 2023, management was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

Note 9. Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of March 31, 2024 and 2023, there were no dilutive shares.

The following table sets forth the computation of basic and diluted earnings per share of common stock for the three months ended March 31, 2024 and 2023.

	For the three months ended
	March 31, 2024	March 31, 2023

Net increase (decrease) in net assets resulting from operations	$27,755	$19,407
Weighted average shares of common stock outstanding - basic and diluted	45,345,417	35,929,436
Earnings (loss) per share of common stock - basic and diluted	$0.61	$0.54

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

Note 10. Financial Highlights

The following per share of common stock data has been derived from information provided in the unaudited financial statements. The following is a schedule of financial highlights for the three months ended March 31, 2024 and 2023.

	For the three months ended March 31,
Per Common Share Operating Performance (1)	2024 (amounts in thousands, except share and per share amounts)	2023 (amounts in thousands, except share and per share amounts)
Net Asset Value, Beginning of Period	$16.42	$16.50

Results of Operations:
Net Investment Income	0.52	0.54
Net Realized and Unrealized Gain (Loss) on Investments(2)	0.09	-
Net Increase (Decrease) in Net Assets Resulting from Operations	0.61	0.54

Dividends to Common Stockholders
Dividends	(0.40)	(0.47)
Net Decrease in Net Assets Resulting from Dividends	(0.40)	(0.47)

Net Asset Value, End of Period	$16.63	$16.57

Shares Outstanding, End of Period	48,789,228	35,937,151

Ratio/Supplemental Data
Net assets, end of period	$811,557	$595,513
Weighted-average shares outstanding	45,345,417	35,929,436
Total Return(3)	3.7%	3.3%
Portfolio turnover	2.1%	1.4%
Ratio of operating expenses to average net assets(4)	12.2%	11.7%
Ratio of net investment income (loss) to average net assets(4)	12.8%	13.2%

(1)	The per common share data was derived by using weighted average shares outstanding.

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

For the three months ended March 31, 2024, such share transactions include the effect of share issuances of $0.01 per share. During the period, shares were issued at prices that reflect the aggregate amount of the Company’s initial organizational and offering expenses. As a result, investors subscribing after the initial capital call are allocated organizational expenses consistently with all stockholders. During the three months ended March 31, 2023, there were no such share transactions including the effect of share issuances.

(3)	Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share (if any), divided by the beginning NAV per share. The calculation also assumes reinvestment of dividends at actual prices pursuant to the Company’s dividend reinvestment plan. Total return is not annualized.

(4)	Ratio is annualized.

Note 11. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the financial statements included herein. There have been no subsequent events that require recognition or disclosure in these financial statements except as described below.

On April 1, 2024, the Company fully repaid all amounts outstanding and terminated the remaining commitment of $50,000 under its Subscription Credit Agreement that was scheduled to mature on December 31, 2024.

On April 2, 2024, the Company sold 16,232,415 shares of its common stock in the private placement at a price per share of $16.63, for an aggregate offering price of $269,945. The sale of such shares of common stock relates to existing subscription agreements that the Company had entered into with investors for an aggregate capital commitment of $1,046,928 to purchase shares of common stock. Following this final capital call and issuance of shares of the Company’s common stock, the investors’ obligations to purchase additional shares of common stock will be exhausted in the final closing that occurred on April 2, 2024, and the Company will not have any remaining undrawn capital commitments. The capital payable of $29,025 on the Company’s Consolidated Statement of Assets and Liabilities as of March 31, 2024 represents cash received early from investors as of March 31, 2024, which was prior to the capital call funding date and issuance of the shares on April 2, 2024.

On April 3, 2024, the Company and KABDCF amended their existing Revolving Funding Facility. Under the terms of the third amendment, the Company and KABDCF increased the commitment amount from $455,000 to $600,000. The end of the reinvestment period was extended to April 2, 2027 and the maturity date was extended to April 3, 2029. The interest rate on the Revolving Funding Facility was reduced from daily SOFR plus 2.75% per annum to SOFR plus 2.375% - 2.50% per annum depending on the mix of loans securing the Revolving Funding Facility. All other terms of the Revolving Funding Facility remain substantially the same.

On April 17, 2024, the Company paid a regular dividend of $0.40 per share to each common stockholder of record as of March 29, 2024. The total dividend was $19,516 and $1,577 was reinvested into the Company through the issuance of 94,816 shares of common stock.

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

Our investment activities are managed by KA Credit Advisors, LLC (the “Advisor”), an indirect controlled subsidiary of Kayne Anderson Capital Advisors, L.P. (“Kayne Anderson”), and the Advisor operates within Kayne Anderson’s middle market private credit platform (“KAPC” or “Kayne Anderson Private Credit”). The Advisor is an investment advisor registered with the United States Securities and Exchange Commission (the “SEC”) under the Investment Advisory Act of 1940, as amended. In accordance with the Investment Advisers Act of 1940, as amended, our Advisor is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring investments, and monitoring our investments and portfolio companies on an ongoing basis. The Advisor benefits from the scale and resources of Kayne Anderson and specifically KAPC.

Our investment objective is to generate current income and, to a lesser extent, capital appreciation. We intend to have nearly all of our debt investments in private middle market companies. We use “private” to refer to companies that are not traded on a securities exchange and define “middle market companies” as companies that, in general, generate between $10 million and $150 million of annual earnings before interest, taxes, depreciation and amortization, or EBITDA. Further, we refer to companies that generate between $10 million and $50 million of annual EBITDA as “core middle market companies” and companies that generate between $50 million and $150 million of annual EBITDA as “upper middle market companies.” We typically adjust EBITDA for non-recurring and/or normalizing items to assess the financial performance of our borrowers over time.

We intend to achieve our investment objective by investing primarily in first lien senior secured loans, with a secondary focus on unitranche and split-lien loans to middle market companies. Under normal market conditions, we expect at least 90% of our portfolio (including investments purchased with proceeds from borrowings under credit facilities and issuances of senior unsecured notes) to be invested in first lien senior secured, unitranche and split-lien loans. Our investment decisions are made on a case-by-case basis. We expect that a majority of these debt investments will be made in core middle market companies and will generally have stated maturities of three to six years. We expect that the loans in which we principally invest will be to companies that have principal business activities in the United States. We determine the location of a company as being in the United States by (i) such company being organized under the laws of one of the states in the United States; or (ii) during its most recent fiscal year, such company derived at least 50% of its revenues or profits from goods produced or sold, investments made, or services performed in the United States or has at least 50% of its assets in the United States.

The Advisor executes on our investment objective by (1) accessing the established loan sourcing channels developed by KAPC, which includes an extensive network of private equity firms, other middle market lenders, financial advisors, intermediaries and management teams, (2) selecting investments within our middle market company focus, (3) implementing KAPC’s underwriting process and (4) drawing upon its experience and resources and the broader Kayne Anderson network. KAPC was established in 2011 and manages (directly and through affiliates) assets under management (“AUM”) of approximately $6.7 billion related to middle market private credit as of December 31, 2023.

Recent Developments

On April 17, 2024, we paid a regular dividend of $0.40 per share to each common stockholder of record as of March 29, 2024. The total dividend was $19.5 million and $1.6 million was reinvested into the Company through the purchase of 94,816 shares of common stock.

On April 2, 2024, we sold 16,232,415 shares of common stock in the private placement at a price per share of $16.63 for an aggregate offering price of approximately $269.9 million. Following this capital call, we do not have any remaining undrawn capital commitments.

Portfolio and Investment Activity

Our portfolio is currently comprised of a broad mix of loans, with diversity among investment size and industry focus. The Advisor’s team of professionals conducts due diligence on prospective investments during the underwriting process and is involved in structuring the credit terms of our private middle market investments. Once an investment has been made, our Advisor closely monitors that portfolio investment and takes a proactive approach to identify and address sector or company specific risks. The Advisor seeks to maintain a regular dialogue with portfolio company management teams (as well as their owners, the majority of whom are private equity firms, where applicable), reviews detailed operating and financial results on a regular basis (typically monthly or quarterly) and monitors current and projected liquidity needs, in addition to other portfolio management activities. There are no assurances that we will achieve our investment objectives.

As of March 31, 2024, we had investments in 103 portfolio companies with an aggregate fair value of approximately $1,784 million, and unfunded commitments to these portfolio companies of $169.1 million, and our portfolio consisted of 97.7% first lien senior secured loans, 1.2% junior debt and 1.1% equity investments.

During the three months ended March 31, 2024, and included in the totals above, KBDC purchased $449 million (par value) of debt investments in 34 portfolio companies; of these, $302 million (par value) in 24 portfolio companies were investments in broadly syndicated loans. These investments in broadly syndicated loans were made in anticipation of the receipt of proceeds from our final capital call which closed on April 2, 2024. Prior to these investments, we had not held broadly syndicated loans since 2022. Consistent with our strategy at that time, we expect to rotate out of these investments over coming quarters to invest in private middle market loans consistent with our principal strategy. We have presented certain portfolio-related information below for our private middle market loans and broadly syndicated loans separately and on a combined basis for ease of reference.

As of March 31, 2024, 100% of our debt investments had floating interest rates. Our weighted average yields for debt investments were as follows:

●	private middle market loans at fair value and amortized cost weighted average yields were 12.4% and 12.6%, respectively

●	broadly syndicated loans at fair value and amortized cost weighted average yields were 8.4% and 8.3%, respectively; and

●	total debt and income producing investments at fair value and amortized cost weighted average yields were 11.7% and 11.8%, respectively

As of March 31, 2024, our portfolio was invested across 33 different industries (Global Industry Classification “GICS”, Level 3 – Industry). The largest industries in our portfolio as of March 31, 2024 were Trading Companies & Distributors, Food Products, Health Care Providers & Services and Commercial Services & Supplies, which represented, as a percentage of our portfolio of long-term investments, 12.3%, 9.9%, 7.9% and 7.9%, respectively, based on fair value. We are generalist investors and the mix of industries represented by our portfolio companies will vary over time.

As of March 31, 2024, our average position size based on commitment (at the portfolio company level) was $19.1 million.

As of March 31, 2024, the weighted average and median last twelve months (“LTM”) EBITDA of our portfolio companies were as follows:

●	private middle market loans were $53.3 million and $37.0 million, respectively, based on fair value[1]

●	broadly syndicated loans were $2,013.9 million and $1,491.0 million, respectively, based on fair value; and

●	total investments were $403.2 million and $52.3 million, respectively, based on fair value[1]

As of March 31, 2024, the weighted average loan-to-enterprise-value (“LTEV”) of our debt investments at the time of our initial investment was as follows:

●	private middle market loans was 43.3%, based on par[1]

●	broadly syndicated loans was 35.0%, based on par

●	total investments was 41.8%, based on par; and[1]

●	LTEV represents the total par value of our debt investment relative to our estimate of the enterprise value of the underlying borrower

As of March 31, 2024, we had one debt investment on non-accrual status, which represented 0.4% and 0.4% of total debt investments at cost and fair value, respectively.

As of March 31, 2024, our portfolio companies’ weighted average leverage ratios and weighted average interest coverage ratios (the calculations of which are based on the most recent quarter end or latest available information from the portfolio companies) were as follows:

●	private middle market loans were 4.2x and 2.8x, respectively, based on fair value[1]

●	broadly syndicated loans were 3.4x and 4.2x, respectively, based on fair value; and

●	total investments were 4.0x and 3.0x, respectively, based on fair value[1]

As of March 31, 2024, the percentage of our debt investments including at least one financial maintenance covenant was as follows:

●	private middle market loans was 100% based on fair value

●	broadly syndicated loans was 0%, based on fair value; and

●	total investments was 82.9%, based on fair value

[1]	Excludes investments on watch list, which represent 4.2% of the total fair value of debt investments as of March 31, 2024.

Our investment activity for the three months ended March 31, 2024 and 2023 is presented below (information presented herein is at par value unless otherwise indicated).

	For the three months ended March 31,
	2024 ($ in millions)	2023 ($ in millions)

New investments:
Gross new investments commitments	$463.8	$88.5
Less: investment commitments sold down, exited or repaid(1)	(25.4)	(12.4)
Net investment commitments	438.4	76.1

Principal amount of investments funded(2):
Private credit investments	$146.6	$105.0
Broadly Syndicated Loans	302.0	-
Preferred and common equity investments	1.0	-
Total principal amount of investments funded	449.6	105.0

Principal amount of investments sold / repaid (2):
Private credit investments	(32.4)	(15.2)
Broadly Syndicated Loans	-	-
Total principal amount of investments sold or repaid	(32.4)	(15.2)

Number of new private credit investment commitments	10	9
Average new private credit investment commitment amount	$16.0	$9.8
Number of new broadly syndicated loan commitments	24	-
Average new broadly syndicated loan commitment amount	$12.6	$-
Weighted average maturity for new investment commitments(3)	4.4 years	3.6 years
Percentage of new debt investment commitments at floating rates	100.0%	100.0%
Percentage of new debt investment commitments at fixed rates	0.0%	0.0%
Weighted average interest rate of new private credit investment commitments(4)	11.4%	11.4%
Weighted average interest rate of new broadly syndicated loan commitments(4)	8.4%	-
Weighted average interest rate on investments sold or paid down(5)	12.7%	11.1%

(1)	Does not include repayments on revolving loans, which may be redrawn.

(2)	Does not include restructured activity.

(3)	For undrawn delayed draw term loans, the maturity date used is that of the associated term loan.

(4)	Based on the rate in effect at March 31, 2024 per our Consolidated Schedule of Investments for new commitments entered into during the quarter.

(5)	Based on the underlying rate if still held at March 31, 2024. For those investments sold or paid down in full during the year, based on the rate in effect at the time of sale or paid down.

Portfolio Internal Performance Ratings

In general, we employ a strategy designed to ensure early detection of potential issues at underlying borrowers, including monthly financial reviews internal tracking memoranda, weekly “watch list” discussions and other like activities. We have designed a risk rating system to aid in our portfolio management efforts where each investment is rated level 1-9, where Level 1 is the “least risky” and Level 9 is the “most risky.” This risk-rating system is quantitative in nature and aggregates criteria such as LTEV, leverage levels and fixed charge coverage ratios (“FCCR”) (each measured at point-in-time and as relates to levels at the close of the investment).

The table below sets forth our fair value of debt investments and number of portfolio companies, including percentage of each total, that are on watch list as of March 31, 2024 and December 31, 2023. This table excludes equity investments.

As of March 31, 2024				As of December 31, 2023
Fair Value ($ in millions)%		Number of Companies	%	Fair Value ($ in millions)%		Number of Companies	%
$74.9	4.2%	5	4.9%	$74.0	5.5%	5	6.6%

We use Global Industry Classification Standards (GICS), Level 3 – Industry, for classifying the industry groupings of our portfolio companies. The table below describes long-term investments by industry composition based on fair value as of March 31, 2024 and December 31, 2023.

	March 31, 2024	December 31, 2023

Trading companies & distributors	12.3%	15.3%
Food products	9.9%	11.5%
Health care providers & services	7.9%	7.4%
Commercial services & supplies	7.9%	9.4%
Containers & packaging	5.6%	7.2%
Aerospace & defense	5.4%	6.3%
Professional services	5.3%	4.5%
Leisure products	3.9%	3.3%
IT services	3.3%	3.8%
Chemicals	2.9%	3.1%
Machinery	2.8%	3.8%
Textiles, apparel & luxury goods	2.5%	3.3%
Automobile components	2.5%	2.0%
Specialty retail	2.5%	0.7%
Pharmaceuticals	2.3%	0.5%
Personal care products	2.3%	3.0%
Insurance	2.2%	2.2%
Software	2.0%	2.5%
Diversified telecommunication services	1.8%	0.4%
Health care equipment & supplies	1.7%	1.5%
Wireless telecommunication services	1.7%	2.1%
Hotels, restaurants & leisure	1.5%	-%
Building products	1.5%	2.0%
Media	1.5%	-%
Household durables	1.2%	1.5%
Entertainment	1.0%	-%
Semiconductors & semiconductor equipment	1.0%	-%
Household products	0.9%	1.2%
Construction materials	0.8%	-%
Biotechnology	0.7%	0.9%
Electrical equipment	0.5%	-%
Capital markets	0.5%	0.6%
Diversified consumer services	0.2%	-%
Total	100.0%	100.0%

Results of Operations

For the three months ended March 31, 2024 and 2023, our total investment income was derived from our portfolio of investments.

The following table represents the operating results for the three months ended March 31, 2024 and 2023.

	For the three months ended March 31,
	2024	2023
	($ in millions)	($ in millions)
Total investment income	$46.5	$36.4
Less: Net expenses	(22.7)	(17.1)
Net investment income	23.8	19.3
Net realized gains (losses) on investments	-	-
Net change in unrealized gains (losses) on investments	4.0	0.1
Net increase (decrease) in net assets resulting from operations	$27.8	$19.4

Investment Income

Investment income for the three months ended March 31, 2024 and 2023 totaled $46.5 million and $36.4 million, respectively, and consisted primarily of interest income on our debt investments. For the three months ended March 31, 2024, and 2023 we had $0.3 million and $0.2 million, respectively, of PIK interest included in interest income. As of March 31, 2024, we had one debt investment on non-accrual status. As of March 31, 2023, all debt investments were income producing, and there were no loans on non-accrual status.

Expenses

Operating expenses for the three months ended March 31, 2024 and 2023 were as follows:

	For the three months ended March 31,
	2024	2023
	($ in millions)	($ in millions)
Interest and debt financing expenses	$15.7	$11.5
Management fees	3.5	2.7
Incentive fees	2.6	2.1
Directors fees	0.1	0.2
Other operating expenses	0.8	0.6
Total expenses	$22.7	$17.1

Net Unrealized Gains (Losses) on Investments

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the three months ended March 31, 2024 and 2023, net unrealized gains (losses) on our investment portfolio were comprised of the following:

	For the three months ended March 31,
	2024	2023
	($ in millions)	($ in millions)
Unrealized gains on investments	$7.7	$3.6
Unrealized (losses) on investments	(3.7)	(3.5)
Net change in unrealized gains (losses) on investments	$4.0	$0.1

For these three-month periods ended March 31, 2024 and 2023, the top five largest contributors to the change in unrealized gains and change in unrealized losses on investments are presented in the following tables.

For the three months ended
March 31, 2024
($ in millions)
Portfolio Company
Envirotech Services, LLC	$0.9
Refocus Management Services, LLC	0.7
Pixel Intermediate, LLC	0.6
BC CS 2, L.P. (Cuisine Solutions)	0.6
CCFF Buyer, LLC (California Custom Fruits & Flavors, LLC)	0.5
Other portfolio companies unrealized gains	4.4
Other portfolio companies unrealized (losses)	(2.5)
Siegel Egg Co., LLC	(0.1)
FCA, LLC (FCA Packaging)	(0.2)
Trademark Global LLC	(0.2)
Universal Marine Medical Supply International, LLC (Unimed)	(0.3)
American Soccer Company, Incorporated (SCORE)	(0.4)
Total Change in Unrealized Gain (Loss), net	$4.0

For the three months ended
March 31, 2023
($ in millions)
Portfolio Company
Techniks Holdings, LLC / Eppinger Holdings Germany GMBH	$0.6
Engineered Fastener Company, LLC (EFC International)	0.6
Krayden Holdings, Inc.	0.5
Pavion Corp.(f/k/a Corbett Technology Solutions, Inc.)	0.4
BLP Buyer, Inc. (Bishop Lifting Products)	0.2
Other portfolio companies unrealized gains	1.3
Other portfolio companies unrealized (losses)	(2.1)
Gusmer Enterprises, Inc.	(0.2)
LSL Industries, LLC (LSL Healthcare)	(0.3)
Genuine Cable Group, LLC	(0.3)
Drew Foam Companies, Inc.	(0.3)
AIDC Intermediate Co 2, LLC (Peak Technologies)	(0.3)
Total Change in Unrealized Gain (Loss), net	$0.1

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are generated primarily from the net proceeds of any offering of our shares of common stock, proceeds from borrowing on our credit facilities, proceeds from the issuance of senior unsecured notes and from cash flows from interest and fees earned from our investments and principal repayments and proceeds from sales of our investments. Our primary use of cash will be investments in portfolio companies, payments of our expenses, repayments of borrowings under credit facilities and senior unsecured notes, and payment of cash distributions to our stockholders.

We finance our investments with leverage in the form of borrowings under credit facilities and issuances of senior unsecured notes. We also intend to further borrow under credit facilities and/or issue senior unsecured notes in the future in order to finance our investments. In accordance with the 1940 Act, we are required to meet a coverage ratio of total assets (less total liabilities other than indebtedness) to total borrowings and other senior securities (and any preferred stock that we may issue in the future) of at least 150%. If this ratio declines below 150%, we cannot incur additional leverage and could be required to sell a portion of our investments to repay some leverage when it is disadvantageous to do so. As of March 31, 2024 and December 31, 2023, our asset coverage ratios were 223% and 198%, respectively. We currently intend to target asset coverage of 200% to 180% (which equates to a debt-to-equity ratio of 1.0x to 1.25x) but may alter this target based on market conditions.

Over the next twelve months, we expect that cash and cash equivalents, taken together with our available capacity under our credit facilities, will be sufficient to conduct anticipated investment activities. Beyond twelve months, we expect that our cash and liquidity needs will continue to be met by cash generated from our ongoing operations as well as financing activities.

As of March 31, 2024, we had $75 million Notes outstanding, $584 million borrowed under our credit facilities and cash and cash equivalents of $44.3 million (including short-term investments). As of May 7, 2024, we had $75 million Notes outstanding, $537 million borrowed under our credit facilities and cash and cash equivalents of $82.0 million (including short-term investments).

Capital Contributions

On February 14, 2024, we issued 7,089,771 shares of our common stock related to capital called at an aggregate purchase price of $118.7 million. On April 2, 2024, we issued 16,232,415 shares of our common stock related to capital called at an aggregate purchase price of $269.9 million. During the three months ended March 31, 2023, we did not issue any shares of our common stock related to capital called. As of May 3, 2024, we had called all of our capital relating to our $1,046.9 million in existing subscription agreements that we had entered into with investors through a private offering, and we do not have any remaining undrawn capital commitments.

Senior Unsecured Notes

As of March 31, 2024, we have $75 million of senior unsecured notes outstanding, with $25 million of 8.65% Series A Notes due June 2027 (the “Series A Notes”) and $50 million of 8.74% Series B Notes due June 2028 (the “Series B Notes”, and collectively with the Series A Notes, the “Notes”).

Credit Facilities

Corporate Credit Facility: As of March 31, 2024, we are party to a senior secured revolving credit facility (the “Corporate Credit Facility”), that has a total commitment of $400 million. The facility’s commitment termination date and the final maturity date are February 18, 2026 and February 18, 2027, respectively. The Corporate Credit Facility also provides for a feature that allows us, under certain circumstances, to increase the overall size of the Corporate Credit Facility to a maximum of $550 million. The interest rate on the Corporate Credit Facility is equal to Term SOFR (a forward-looking rate based on SOFR futures) plus an applicable spread of 2.35% per annum or an “alternate base rate” (as defined in the agreements governing the Corporate Credit Facility) plus an applicable spread of 1.25%. We are also required to pay a commitment fee of 0.375% per annum on any unused portion of the Corporate Credit Facility.

Revolving Funding Facility: On April 3, 2024, we and our wholly owned, special purpose financing subsidiary, Kayne Anderson BDC Financing, LLC (“KABDCF”), amended our senior secured revolving funding facility (the “Revolving Funding Facility”). Under the terms of the third amendment, we and KABDCF increased the commitment amount from $455 million to $600 million. The Revolving Funding Facility is secured by all of the assets held by, and the membership interest in, KABDCF. The end of the reinvestment period was extended to April 2, 2027 and the maturity date was extended to April 3, 2029. The interest rate on the Revolving Funding Facility was reduced from daily SOFR plus 2.75% per annum to SOFR plus 2.375% - 2.50% per annum depending on the mix of loans securing the Revolving Funding Facility.

KABDCF is also required to pay a commitment fee of between 0.50% and 1.50% per annum depending on the size of the unused portion of the Revolving Funding Facility.

Revolving Funding Facility II: As of March 31, 2024, we and our wholly owned, special purpose financing subsidiary, Kayne Anderson BDC Financing II, LLC (“KABDCF II”), are party to a senior secured revolving credit facility (the “Revolving Funding Facility II”). The Revolving Funding Facility II has an initial commitment of $150 million which, under certain circumstances, can be increased up to $500 million. The Revolving Funding Facility II is secured by all of the assets held by KABDCF II and the Company has agreed that it will not grant or allow a lien on the membership interest of KABDCF II. The end of the reinvestment period and the stated maturity date for the Revolving Funding Facility II are December 22, 2026, and December 22, 2028, respectively. The interest rate on the Revolving Funding Facility II is equal to 3-month term SOFR plus 2.70% per annum. KABDCF II is also required to pay a commitment fee of 0.50% between December 22, 2023 and September 22, 2024 and 0.75% thereafter on the unused portion of the Revolving Funding Facility II.

Subscription Credit Agreement: As of March 31, 2024, we are party to a senior secured revolving credit agreement that includes a capital call facility (the “Subscription Credit Agreement”). The Subscription Credit Agreement permits us to elect the commitment amount each quarter to borrow up to $50 million, subject to availability under the borrowing base which is calculated based on the unused capital commitments of the investors meeting various eligibility requirements. The Subscription Credit Agreement has a maximum commitment of $50 million and the interest rate under the facility is equal to Term SOFR plus 2.25% (subject to a 0.275% floor). We are also required to pay a commitment fee of 0.25% per annum on the unused portion of the Subscription Credit Agreement. We also pay an extension fee of 0.075% per quarter on the elected commitment amount on the first day of each calendar quarter. On April 1, 2024, we repaid all amounts outstanding and terminated the remaining commitment of $50 million under the Subscription Credit Agreement that was scheduled to mature on December 31, 2024.

Contractual Obligations

A summary of our significant contractual principal payment obligations related to the repayment of our outstanding indebtedness at March 31, 2024 is as follows:

	Payments Due by Period ($ in millions)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Senior Unsecured Notes	$75.0	$-	$-	$75.0	$-
Corporate Credit Facility	198.0	-	198.0	-	-
Revolving Funding Facility	319.0	-	319.0	-	-
Revolving Funding Facility II	67.0	-	-	67.0	-
Subscription Credit Agreement	-	-	-	-	-
Total contractual obligations	$659.0	$-	$517.0	$142.0	$-

Off-Balance Sheet Arrangements

As of March 31, 2024 and December 31, 2023, we had an aggregate $169.1 million and $147.9 million, respectively, of unfunded commitments to provide debt financing to our portfolio companies. Such commitments are generally subject to the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in our financial statements. Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not have any other off-balance sheet financings or liabilities.

Critical Accounting Estimates

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies, including those relating to the valuation of our investment portfolio, are described below. The critical accounting policies should be read in conjunction with our risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and in this Quarterly Report. See Note 2 to our consolidated financial statements for the three months ended March 31, 2024, for more information on our critical accounting policies.

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

Related Party Transactions

Investment Advisory Agreement. On February 5, 2021, we entered into the Investment Advisory Agreement with our Advisor. On March 6, 2024, the Board approved an additional one-year term of the Investment Advisory Agreement from March 16, 2024 to March 15, 2025. In addition, on March 6, 2024, the Board approved an amended and restated investment advisory agreement between the Company and the Advisor, which will be effective upon an initial public offering of shares of common stock. Our Advisor will agree to serve as our investment advisor in accordance with the terms of our Investment Advisory Agreement. Payments under our Investment Advisory Agreement in each reporting period will consist of the base management fee equal to a percentage of the fair market value of investments, including, in each case, assets purchased with borrowed funds or other forms of leverage, but excluding cash, U.S. government securities and commercial paper instruments maturing within one year of purchase as well as an incentive fee based on our performance.

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

Administration Agreement. On February 5, 2021, we entered into the Administration Agreement with our Advisor, which serves as our Administrator and will provide or oversee the performance of its required administrative services and professional services rendered by others, which will include (but are not limited to), accounting, payment of our expenses, legal, compliance, operations, technology and investor relations, preparation and filing of its tax returns, and preparation of financial reports provided to its stockholders and filed with the SEC. On March 6, 2024, the Board approved an additional one-year term of the Administration Agreement through March 15, 2025.

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

Assuming that the consolidated statement of assets and liabilities as of March 31, 2024 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact ($ in millions) of hypothetical base rate changes in interest rate (considering interest rate floors for floating rate instruments). We do not include our investments on non-accrual status and non-incoming producing as of March 31, 2024 in this calculation.

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 200 basis points	$(35.2)	$(11.7)	$(23.5)
Down 100 basis points	$(17.6)	$(5.8)	$(11.8)
Up 100 basis points	$17.6	$5.8	$11.8
Up 200 basis points	$35.2	$11.7	$23.5

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2024 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic United States Securities and Exchange Commission (the “SEC”) filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors described in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As set forth in the table below (dollars in thousands, except per share and share amounts), during the three months ended March 31, 2024, we issued and sold 7,089,771 shares of common stock at an aggregate offering amount of approximately $118.7 million. The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof and previously reported by us on our current reports on Form 8-K. The Company relied, in part, upon representations from the investors in the subscription agreements that each investor was an accredited investor as defined in Regulation D under the Securities Act. We did not engage in general solicitation or advertising, and did not offer securities to the public in connection with such issuances and sales.

	Offering		Aggregate
	price per	Common stock	offering
Common stock issue date	share	shares issued	amount
February 14, 2024	$16.74	7,089,771	$118,689

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this Report.

Exhibit Index

3.1	Certificate of Formation (3)
3.2	Initial Limited Liability Company Agreement (1)
3.3	Certificate of Conversion (2)
3.4	Certificate of Incorporation (2)
3.5	Amended and Restated Bylaws (5)
4.1	Description of Securities (3)
10.1	Investment Advisory Agreement (1)
10.2	Amendment to Investment Advisory Agreement (3)
10.3	Administration Agreement (1)
10.4	License Agreement (1)
10.5	Indemnification Agreement (1)
10.6	Custody Agreement (1)
10.7	Subscription Agreement (1)
10.8	Credit Agreement, dated February 5, 2021, by and between Kayne Anderson BDC, Inc., as borrower, lenders signatories thereto, and agent and the lead arranger (2)
10.9	Second Amendment to Credit Agreement, dated December 3, 2021, by and between Kayne Anderson BDC, Inc., as borrower, lender signatories thereto, and agent and lead arranger (5)
10.10	Third Amendment to the Credit Agreement, dated December 30, 2022, by and between Kayne Anderson BDC, Inc., as borrower, lenders, and City National Bank as administrative agent for the lenders (7)
10.11	Fourth Amendment to the Credit Agreement, dated December 31, 2023, by and between Kayne Anderson BDC, Inc., as borrower, lenders, and City National Bank as administrative agent for the lenders (10)
10.12	Senior Secured Revolving Credit Agreement (4)
10.13	Loan and Security Agreement (4)
10.14	First Amendment to Loan and Security Agreement, dated November 17, 2022, by and between KA Credit Advisors, LLC, as collateral manager, Kayne Anderson BDC Financing, LLC, as borrower, certain lenders thereto, administrative agent for the lenders, and collateral agent for the lenders (6)
10.15	Second Amendment to Loan and Security Agreement, dated June 29, 2023, by and between KA Credit Advisors, LLC, as collateral manager, Kayne Anderson BDC Financing, LLC, as borrower, certain lenders thereto, administrative agent for the lenders, and collateral agent for the lenders (8)
10.16	Third Amendment to Loan and Security Agreement, dated April 3, 2024, by and between KA Credit Advisors, LLC, as collateral manager, Kayne Anderson BDC Financing, LLC, as borrower, certain lenders thereto, administrative agent for the lenders, and collateral agent for the lenders (11)
10.17	Loan and Security Agreement, dated December 22, 2023, by and between KA Credit Advisors, LLC, as portfolio manager, Kayne Anderson BDC Financing II, LLC, as borrower, certain lenders thereto, collateral administrator for the lenders, collateral agent for the lenders, securities intermediary party, and administrative agent for the lenders (9)
10.18	Notes Purchase Agreement, dated June 29, 2023, by and among the Company and the Purchasers party thereto (8)
21.1	Subsidiaries of Kayne Anderson BDC, Inc. (3)
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Incorporated by reference from the Company’s Amendment No. 2 to Form 10, as filed with the Securities and Exchange Commission on November 9, 2020.

(2)	Incorporated by reference from the Company’s Form 8-K, as filed with the Securities and Exchange Commission on February 9, 2021.

(3)	Incorporated by reference from the Company’s Form 10-K, as filed with the Securities and Exchange Commission on March 10, 2023.

(4)	Incorporated by reference from the Company’s Form 8-K, as filed with the Securities and Exchange Commission on February 25, 2022.

(5)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, as filed with the Securities and Exchange Commission on August 15, 2022.

(6)	Incorporated by reference from the Company’s Form 8-K, as filed with the Securities and Exchange Commission on November 22, 2022.

(7)	Incorporated by reference from the Company’s Form 8-K, as filed with the Securities and Exchange Commission on January 6, 2023.

(8)	Incorporated by reference from the Company’s Form 8-K, as filed with the Securities and Exchange Commission on July 5, 2023.

(9)	Incorporated by reference from the Company’s Form 8-K, as filed with the Securities and Exchange Commission on December 29, 2023.

(10)	Incorporated by reference from the Company’s Form 8-K, as filed with the Securities and Exchange Commission on January 5, 2024.

(11)	Incorporated by reference from the Company’s Form 8-K, as filed with the Securities and Exchange Commission on April 8, 2024.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kayne Anderson BDC, Inc.

Date: May 8, 2024
/s/ Douglas L. Goodwillie
	Name:	Douglas L. Goodwillie
	Title:	Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: May 8, 2024
/s/ Kenneth B. Leonard
	Name:	Kenneth B. Leonard
	Title:	Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: May 8, 2024
/s/ Terry A. Hart
	Name:	Terry A. Hart
	Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)