Form 10-Q
period 2024-06-30
Kayne Anderson BDC, Inc.
filed 2024-08-13
CIK 1747172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 814-01363

Kayne Anderson BDC, Inc.

Delaware	83-0531326
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

717 Texas Avenue, Suite 2200, Houston, TX	77002
(Address of principal executive offices)	(Zip Code)

(713) 493-2020

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	KBDC	NYSE

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

As of August 8, 2024, the registrant had 71,093,551 shares of common stock, $0.001 par value per share, issued and outstanding.

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

We have based the forward-looking statements included in this report on information available to us on the date of this report. We assume no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Although we undertake no obligation to revise or update any forward-looking statements, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the United States Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K.

ii

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Kayne Anderson BDC, Inc.

Consolidated Statements of Assets and Liabilities

(amounts in 000’s, except share and per share amounts)

	June 30, 2024 (Unaudited)	December 31, 2023
Assets:
Investments, at fair value:
Long-term investments (amortized cost of $1,825,906 and $1,343,223)	$1,847,058	$1,363,498
Short-term investments (amortized cost of $20,344 and $12,802)	20,344	12,802
Cash and cash equivalents	20,271	34,069
Receivable for principal payments on investments	5,280	104
Interest receivable	16,780	12,874
Prepaid expenses and other assets	117	319
Total Assets	$1,909,850	$1,423,666

Liabilities:
Corporate Credit Facility (Note 6)	$75,000	$234,000
Unamortized Corporate Credit Facility issuance costs	(1,321)	(1,715)
Revolving Funding Facility (Note 6)	389,000	306,000
Unamortized Revolving Funding Facility issuance costs	(5,808)	(2,019)
Revolving Funding Facility II (Note 6)	83,000	70,000
Unamortized Revolving Funding Facility II issuance costs	(1,571)	(1,805)
Subscription Credit Agreement (Note 6)	-	10,750
Unamortized Subscription Credit Facility issuance costs	-	(41)
Notes (Note 6)	75,000	75,000
Unamortized notes issuance costs	(748)	(851)
Payable for investments purchased	72,322	-
Distributions payable	28,446	22,050
Management fee payable (Note 3)	3,780	2,996
Incentive fee payable (Note 3)	-	14,195
Accrued expenses and other liabilities	14,574	11,949
Accrued excise tax expense	-	101
Total Liabilities	$731,674	$740,610

Commitments and contingencies (Note 8)

Net Assets:
Common Shares, $0.001 par value; 100,000,000 shares authorized; 71,116,459 and 41,603,666 as of June 30, 2024 and December 31, 2023, respectively, issued and outstanding	$71	$42
Additional paid-in capital	1,154,108	669,990
Total distributable earnings (deficit)	23,997	13,024
Total Net Assets	$1,178,176	$683,056
Total Liabilities and Net Assets	$1,909,850	$1,423,666
Net Asset Value Per Common Share	$16.57	$16.42

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Statements of Operations

(amounts in 000’s, except share and per share amounts)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Income:
Investment income from investments:
Interest income	$51,991	$40,746	$98,228	$77,112
Dividend income	462	-	719	-
Total Investment Income	52,453	40,746	98,947	77,112

Expenses:
Management fees	4,251	2,848	7,773	5,533
Incentive fees	4,109	2,420	6,740	4,558
Interest expense	13,239	13,002	28,895	24,525
Professional fees	375	143	639	293
Directors fees	158	178	305	317
Other general and administrative expenses	508	422	979	871
Total Expenses	22,640	19,013	45,331	36,097
Less: Management fee waiver (Note 3)	(471)	-	(471)	-
Less: Incentive fee waiver (Note 3)	(4,109)	-	(4,109)	-
Net expenses	18,060	19,013	40,751	36,097
Net Investment Income (Loss)	34,393	21,733	58,196	41,015

Realized and unrealized gains (losses) on investments
Net realized gains (losses):
Investments	(138)	-	(138)	-
Total net realized gains (losses)	(138)	-	(138)	-
Net change in unrealized gains (losses):
Investments	(3,075)	(731)	877	(606)
Total net change in unrealized gains (losses)	(3,075)	(731)	877	(606)
Total realized and unrealized gains (losses)	(3,213)	(731)	739	(606)

Net Increase (Decrease) in Net Assets Resulting from Operations	$31,180	$21,002	$58,935	$40,409

Per Common Share Data:
Basic and diluted net investment income per common share	$0.51	$0.56	$1.03	$1.10
Basic and diluted net increase in net assets resulting from operations	$0.46	$0.54	$1.05	$1.08
Weighted Average Common Shares Outstanding - Basic and Diluted	67,426,904	38,905,173	56,386,161	37,425,525

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Statements of Changes in Net Assets

(amounts in 000’s)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$34,393	$21,733	$58,196	$41,015
Net realized gains (losses) on investments	(138)	-	(138)	-
Net change in unrealized gains (losses) on investments	(3,075)	(731)	877	(606)
Net Increase (Decrease) in Net Assets Resulting from Operations	31,180	21,002	58,935	40,409

Decrease in Net Assets Resulting from Stockholder Dividends
Dividends to stockholders	(28,446)	(20,678)	(47,962)	(37,568)
Net Decrease in Net Assets Resulting from Stockholder Dividends	(28,446)	(20,678)	(47,962)	(37,568)

Increase in Net Assets Resulting from Capital Share Transactions
Issuance of common shares, net of underwriting and offering costs	362,308	50,000	480,997	50,000
Reinvestment of dividends	1,577	1,089	3,150	2,044
Net Increase in Net Assets Resulting from Capital Share Transactions	363,885	51,089	484,147	52,044
Total Increase (Decrease) in Net Assets	366,619	51,413	495,120	54,885
Net Assets, Beginning of Period	811,557	595,513	683,056	592,041
Net Assets, End of Period	$1,178,176	$646,926	$1,178,176	$646,926

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Statements of Cash Flows

(amounts in 000’s)

(Unaudited)

	For the six months ended June 30,
	2024	2023

Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$58,935	$40,409
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized (gains)/losses on investments	138	-
Net change in unrealized (gains)/losses on investments	(877)	606
Net accretion of discount on investments	(5,289)	(4,317)
Sales (purchases) of short-term investments, net	(7,542)	(5,247)
Purchases of portfolio investments	(608,157)	(177,629)
Proceeds from sales of investments and principal repayments	131,288	63,543
Paid-in-kind interest from portfolio investments	(663)	(1,035)
Amortization of deferred financing cost	1,824	1,184
Increase/(decrease) in operating assets and liabilities:
(Increase)/decrease in interest and dividends receivable	(3,906)	(1,826)
(Increase)/decrease in receivable for principal payments on investments	(5,176)	(37)
Increase/(decrease) in excise tax payable	(101)	-
(Increase)/decrease in prepaid expenses and other assets	202	140
Increase/(decrease) in payable for investments purchased	72,322	(956)
Increase/(decrease) in management fees payable	784	433
Increase/(decrease) in incentive fee payable	(14,195)	4,558
Increase/(decrease) in accrued other general and administrative expenses	2,625	2,530
Net cash used in operating activities	(377,788)	(77,644)
Cash Flows from Financing Activities:
Borrowings/(payments) on Corporate Credit Facility, net	(159,000)	(32,000)
Borrowings on Revolving Funding Facility, net	83,000	120,000
Borrowings on Revolving Funding Facility II, net	13,000	-
Borrowings/(payments) on Subscription Credit Agreement, net	(10,750)	(99,000)
Payments of debt issuance costs	(4,841)	(1,689)
Dividends paid in cash	(38,416)	(30,274)
Proceeds from issuance of common shares, net of underwriting & offering costs	480,997	50,000
Proceeds from issuance of Notes	-	75,000
Net cash provided by financing activities	363,990	82,037
Net increase (decrease) in cash and cash equivalents	(13,798)	4,393
Cash and cash equivalents, beginning of period	34,069	8,526
Cash and cash equivalents, end of period	$20,271	$12,919

Supplemental and Non-Cash Information:
Interest paid during the period	$25,339	$20,556
Non-cash financing activities not included herein consisted of reinvestment of dividends	$3,150	$2,044

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of June 30, 2024

(amounts in 000’s, except number of shares, units)

(Unaudited)

				Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(1)	Footnotes	Investment (2)	Interest Rate	Date	Par	Cost(3)(4)	Value	of Net Assets
Debt and Equity Investments
Aerospace & defense
Basel U.S. Acquisition Co., Inc. (IAC)	(5)(6)	First lien senior secured revolving loan	11.49% (S + 6.00%)	12/5/2028	$-	$-	$-	0.0%
		First lien senior secured loan	11.49% (S + 6.00%)	12/5/2028	18,401	18,006	18,401	1.5%
Fastener Distribution Holdings, LLC	(5)	First lien senior secured loan	11.98% (S + 6.50%)	10/1/2025	20,391	20,102	20,456	1.7%
		First lien senior secured delayed draw loan	11.98% (S + 6.50%)	10/1/2025	9,052	8,987	9,081	0.8%
Precinmac (US) Holdings, Inc.	(5)	First lien senior secured loan	11.43% (S + 6.00%)	8/31/2027	5,325	5,264	5,325	0.4%
		First lien senior secured delayed draw loan	11.43% (S + 6.00%)	8/31/2027	1,096	1,084	1,096	0.1%
TransDigm Inc	(5)	First lien senior secured loan	8.08% (S + 2.75%)	8/24/2028	10,035	10,086	10,050	1.0%
Vitesse Systems Parent, LLC	(5)	First lien senior secured loan	12.46% (S + 7.00%)	12/22/2028	31,052	30,341	31,052	2.6%
		First lien senior secured revolving loan	12.44% (S + 7.00%)	12/22/2028	4,367	4,256	4,367	0.4%
					99,719	98,126	99,828	8.5%
Automobile components
Clarios Global LP	(5)(6)	First lien senior secured loan	8.34% (S + 3.00%)	5/6/2030	10,060	10,101	10,063	0.9%
Speedstar Holding LLC	(5)	First lien senior secured loan	12.75% (S + 7.25%)	1/22/2027	4,832	4,782	4,832	0.4%
		First lien senior secured loan	12.72% (S + 7.25%)	1/22/2027	1,149	1,126	1,149	0.1%
		First lien senior secured delayed draw loan	12.75% (S + 7.25%)	1/22/2027	270	264	270	0.0%
Vehicle Accessories, Inc.	(5)	First lien senior secured loan	10.71% (S + 5.25%)	11/30/2026	26,559	26,291	26,559	2.2%
		First lien senior secured revolving loan	10.71% (S + 5.25%)	11/30/2026	138	98	138	0.0%
					43,008	42,662	43,011	3.6%
Biotechnology
Alcami Corporation (Alcami)	(5)	First lien senior secured delayed draw loan	12.49% (S + 7.00%)	12/21/2028	853	811	870	0.1%
		First lien senior secured revolving loan	12.49% (S + 7.00%)	12/21/2028	-	-	-	0.0%
		First lien senior secured loan	12.49% (S + 7.00%)	12/21/2028	11,589	11,270	11,820	1.0%
					12,442	12,081	12,690	1.1%
Building products
Eastern Wholesale Fence	(5)	First lien senior secured loan	13.48% (S + 8.00%)	10/30/2025	18,624	18,247	18,624	1.6%
		First lien senior secured revolving loan	13.48% (S + 8.00%)	10/30/2025	1,077	1,073	1,077	0.1%
Ruff Roofers Buyer, LLC	(5)	First lien senior secured loan	11.08% (S + 5.75%)	11/19/2029	7,150	6,895	7,150	0.6%
		First lien senior secured revolving loan	11.08% (S + 5.75%)	11/19/2029	-	-	-	0.0%
					26,851	26,215	26,851	2.3%
Capital markets
Atria Wealth Solutions, Inc.	(5)	First lien senior secured loan	12.09% (S + 6.50%)	11/29/2024	5,061	5,057	5,061	0.4%
		First lien senior secured delayed draw loan	12.09% (S + 6.50%)	11/29/2024	3,202	3,180	3,202	0.3%
					8,263	8,237	8,263	0.7%
Chemicals
Fralock Buyer LLC	(5)	First lien senior secured loan	11.83% (S + 6.00%, 0.50% PIK)	3/31/2025	11,656	11,627	11,627	1.0%
		First lien senior secured revolving loan	11.83% (S + 6.00%, 0.50% PIK)	3/31/2025	649	643	647	0.1%
Nouryon USA, LLC	(5)	First lien senior secured loan	8.83% (S + 3.50%)	4/3/2028	10,035	10,093	10,050	0.9%
Shrieve Chemical Company, LLC	(5)	First lien senior secured loan	11.80% (S + 6.38%)	12/2/2024	8,608	8,566	8,608	0.7%
USALCO, LLC	(5)	First lien senior secured loan	11.60% (S + 6.00%)	10/19/2027	18,891	18,627	18,891	1.5%
		First lien senior secured revolving loan	11.34% (S + 6.00%)	10/19/2026	1,049	1,026	1,049	0.1%
					50,888	50,582	50,872	4.3%

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of June 30, 2024

(amounts in 000’s, except number of shares, units)

(Unaudited)

				Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(1)	Footnotes	Investment (2)	Interest Rate	Date	Par	Cost(3)(4)	Value	of Net Assets
Commercial services & supplies
Advanced Environmental Monitoring	(5)(7)	First lien senior secured loan	11.74% (S + 6.25%)	1/29/2026	10,158	10,033	10,158	0.9%
Alight Solutions (Tempo Acquisition LLC)	(5)	First lien senior secured loan	7.59% (S + 2.25%)	8/31/2028	10,010	10,049	10,044	0.9%
Allentown, LLC	(5)	First lien senior secured loan	11.50% (S + 6.00%)	4/22/2027	7,547	7,504	7,547	0.6%
		First lien senior secured delayed draw loan	11.50% (S + 6.00%)	4/22/2027	1,363	1,350	1,363	0.1%
		First lien senior secured revolving loan	13.50% (P + 5.00%)	4/22/2027	357	357	357	0.0%
American Equipment Holdings LLC	(5)	First lien senior secured loan	11.74% (S + 6.00%)	11/5/2026	17,868	17,661	17,868	1.5%
		First lien senior secured loan	11.68% (S + 6.00%)	11/5/2026	2,075	2,049	2,075	0.2%
		First lien senior secured loan	11.70% (S + 6.00%)	11/5/2026	2,639	2,588	2,639	0.2%
		First lien senior secured delayed draw loan	11.74% (S + 6.00%)	11/5/2026	6,208	6,123	6,208	0.5%
		First lien senior secured delayed draw loan	11.68% (S + 6.00%)	11/5/2026	4,944	4,891	4,944	0.4%
		First lien senior secured revolving loan	11.71% (S + 6.00%)	11/5/2026	1,288	1,250	1,288	0.1%
Arborworks Acquisition LLC	(5)(8)(9)(10)	First lien senior secured loan		11/6/2028	4,688	4,688	4,688	0.4%
		First lien senior secured revolving loan		11/6/2028	2,345	2,345	2,345	0.2%
BLP Buyer, Inc. (Bishop Lifting Products)	(5)	First lien senior secured loan	11.09% (S + 5.75%)	12/22/2029	27,322	26,822	27,322	2.3%
		First lien senior secured delayed draw loan	11.09% (S + 5.75%)	12/22/2029	3,186	3,126	3,186	0.3%
		First lien senior secured revolving loan	11.09% (S + 5.75%)	12/22/2029	273	202	273	0.0%
Diverzify Intermediate LLC	(5)	First lien senior secured delayed draw loan	11.19% (S + 5.75%)	4/4/2026	-	-	-	0.0%
		First lien senior secured loan	11.19% (S + 5.75%)	5/11/2027	6,048	5,878	6,048	0.5%
Gusmer Enterprises, Inc.	(5)	First lien senior secured loan	11.96% (S + 6.50%)	5/7/2027	4,181	4,133	4,181	0.4%
		First lien senior secured delayed draw loan	11.96% (S + 6.50%)	5/7/2027	7,005	6,885	7,005	0.6%
		First lien senior secured revolving loan	11.96% (S + 6.50%)	5/7/2027	-	-	-	0.0%
PMFC Holding, LLC	(5)	First lien senior secured loan	12.98% (S + 7.50%)	7/31/2025	5,533	5,441	5,533	0.5%
		First lien senior secured delayed draw loan	12.98% (S + 7.50%)	7/31/2025	2,775	2,773	2,775	0.2%
		First lien senior secured revolving loan	12.98% (S + 7.50%)	7/31/2025	616	616	616	0.1%
Regiment Security Partners LLC	(5)	First lien senior secured loan	15.48% (S + 10.00%)	9/15/2026	6,364	6,304	6,364	0.6%
		First lien senior secured delayed draw loan	15.48% (S + 10.00%)	9/15/2026	2,602	2,585	2,602	0.2%
		First lien senior secured revolving loan	15.48% (S + 10.00%)	9/15/2026	1,448	1,430	1,448	0.1%
					138,843	137,083	138,877	11.80%
Construction materials
Quikrete Holdings Inc	(5)	First lien senior secured loan	7.59% (S + 2.25%)	3/19/2029	14,925	14,925	14,925	1.3%

Containers & packaging
Carton Packaging Buyer, Inc. (Century Box)	(5)	First lien senior secured loan	11.56% (S + 6.25%)	10/30/2028	24,140	23,538	24,140	2.0%
		First lien senior secured revolving loan	11.56% (S + 6.25%)	10/30/2028	-	-	-	0.0%
Drew Foam Companies, Inc.	(5)	First lien senior secured loan	12.73% (S + 7.25%)	11/5/2025	7,015	6,974	7,015	0.6%
		First lien senior secured loan	12.72% (S + 7.25%)	11/5/2025	19,940	19,749	19,940	1.7%
FCA, LLC (FCA Packaging)	(5)	First lien senior secured loan	11.59% (S + 6.50%)	7/18/2028	18,673	18,470	18,860	1.6%
		First lien senior secured loan	11.05% (S + 5.75%)	7/18/2028	1,724	1,691	1,732	0.2%
		First lien senior secured revolving loan	14.00% (P + 5.50%)	7/18/2028	178	151	180	0.0%
Innopak Industries, Inc.	(5)	First lien senior secured loan	11.68% (S + 6.25%)	3/5/2027	28,083	27,513	28,364	2.4%

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of June 30, 2024

(amounts in 000’s, except number of shares, units)

(Unaudited)

				Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(1)	Footnotes	Investment (2)	Interest Rate	Date	Par	Cost(3)(4)	Value	of Net Assets
The Robinette Company	(5)	First lien senior secured loan	11.35% (S + 6.00%)	5/10/2029	10,278	10,077	10,278	0.9%
		First lien senior secured revolving loan	11.35% (S + 6.00%)	5/10/2029	1,207	1,098	1,207	0.1%
		First lien senior secured delayed draw loan	11.35% (S + 6.00%)	11/10/2025	-	-	-	0.0%
					111,238	109,261	111,716	9.5%
Diversified consumer services
Fugue Finance B.V.	(5)(6)	First lien senior secured loan	9.10% (S + 3.75%)	2/26/2031	3,000	3,001	3,023	0.3%

Diversified telecommunication services
Liberty Global/Vodafone Ziggo	(5)(6)	First lien senior secured loan	7.94% (S + 2.50%)	4/30/2028	10,060	9,957	9,714	0.8%
Network Connex (f/k/a NTI Connect, LLC)	(5)	First lien senior secured loan	10.94% (S + 5.50%)	1/31/2026	5,169	5,123	5,169	0.4%
Virgin Media Bristor LLC	(5)	First lien senior secured loan	7.94% (S + 2.50%)	1/31/2028	17,500	17,322	16,953	1.5%
					32,729	32,402	31,836	2.7%
Electrical equipment
Westinghouse (Wec US Holdings LTD)	(5)	First lien senior secured loan	8.09% (S + 2.75%)	1/25/2031	10,060	10,072	10,062	0.9%
Entertainment
UFC Holdings LLC	(5)	First lien senior secured loan	8.34% (S + 2.75%)	4/29/2026	17,450	17,489	17,482	1.5%

Food products
BC CS 2, L.P. (Cuisine Solutions)	(5)(6)(11)		13.35% (S + 8.00%)	7/8/2028	21,555	21,117	21,771	1.8%
BR PJK Produce, LLC (Keany)	(5)	First lien senior secured loan	11.45% (S + 6.00%)	11/14/2027	29,490	28,965	29,926	2.5%
		First lien senior secured delayed draw loan	11.45% (S + 6.00%)	11/14/2027	2,023	1,964	2,053	0.2%
		First lien senior secured delayed draw loan	11.45% (S + 6.00%)	11/14/2027	1,426	1,368	1,447	0.1%
CCFF Buyer, LLC (California Custom Fruits & Flavors, LLC)	(5)	First lien senior secured loan	11.00% (S + 5.75%)	2/26/2030	13,966	13,506	14,245	1.2%
		First lien senior secured delayed draw loan	11.00% (S + 5.75%)	2/26/2026	-	-	-	0.0%
		First lien senior secured revolving loan	11.00% (S + 5.75%)	2/26/2030	-	-	-	0.0%
City Line Distributors, LLC	(5)	First lien senior secured loan	11.46% (S + 6.00%)	8/31/2028	8,851	8,660	9,028	0.8%
		First lien senior secured delayed draw loan	11.44% (S + 6.00%)	8/31/2028	3,627	3,530	3,699	0.3%
		First lien senior secured revolving loan	11.44% (S + 6.00%)	8/31/2028	-	-	-	0.0%
Gulf Pacific Holdings, LLC	(5)	First lien senior secured loan	11.48% (S + 6.00%)	9/29/2028	20,078	19,775	19,676	1.7%
		First lien senior secured delayed draw loan	11.45% (S + 6.00%)	9/29/2028	1,693	1,679	1,659	0.2%
		First lien senior secured revolving loan	11.49% (S + 6.00%)	9/29/2028	4,195	4,110	4,111	0.3%
IF&P Foods, LLC (FreshEdge)	(5)	First lien senior secured loan	10.99% (S + 5.63%)	10/3/2028	27,107	26,597	26,972	2.3%
		First lien senior secured loan	11.36% (S + 6.00%)	10/3/2028	215	210	215	0.0%
		First lien senior secured delayed draw loan	10.99% (S + 5.63%)	10/3/2028	4,025	3,952	4,005	0.4%
		First lien senior secured revolving loan	10.99% (S + 5.63%)	10/3/2028	1,759	1,697	1,750	0.1%
J&K Ingredients, LLC	(5)	First lien senior secured loan	11.84% (S + 6.50%)	11/16/2028	11,523	11,263	11,753	1.0%
Siegel Egg Co., LLC	(5)	First lien senior secured loan	13.90% (S + 6.50%, 2.00% PIK)	12/29/2026	14,582	14,443	12,978	1.1%
		First lien senior secured revolving loan	13.90% (S + 6.50%, 2.00% PIK)	12/29/2026	2,603	2,571	2,316	0.2%
Worldwide Produce Acquisition, LLC	(5)	First lien senior secured delayed draw loan	11.58% (S + 6.25%)	1/18/2029	558	544	552	0.0%
		First lien senior secured delayed draw loan	11.58% (S + 6.25%)	1/18/2029	463	437	459	0.1%
		First lien senior secured revolving loan	11.58% (S + 6.25%)	1/18/2029	-	-	-	0.0%
		First lien senior secured loan	11.58% (S + 6.25%)	1/18/2029	2,846	2,777	2,817	0.2%
					172,585	169,165	171,432	14.5%

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of June 30, 2024

(amounts in 000’s, except number of shares, units)

(Unaudited)

				Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(1)	Footnotes	Investment (2)	Interest Rate	Date	Par	Cost(3)(4)	Value	of Net Assets
Health care providers & services
Brightview, LLC	(5)	First lien senior secured loan	11.46% (S + 6.00%)	12/14/2026	12,804	12,793	12,676	1.1%
		First lien senior secured delayed draw loan	11.46% (S + 6.00%)	12/14/2026	1,710	1,707	1,693	0.1%
		First lien senior secured revolving loan	11.46% (S + 6.00%)	12/14/2026	581	577	575	0.0%
Guardian Dentistry Partners	(5)	First lien senior secured loan	10.96% (S + 5.50%)	8/20/2026	5,945	5,834	5,945	0.5%
		First lien senior secured delayed draw loan	10.96% (S + 5.50%)	8/20/2026	11,651	11,444	11,651	1.0%
		First lien senior secured delayed draw loan	10.96% (S + 5.50%)	8/20/2026	4,545	4,518	4,545	0.4%
		First lien senior secured revolving loan	10.96% (S + 5.50%)	8/20/2027	-	-	-	0.0%
Guided Practice Solutions: Dental, LLC (GPS)	(5)	First lien senior secured delayed draw loan	11.71% (S + 6.25%)	12/29/2025	16,738	16,381	16,738	1.4%
Light Wave Dental Management LLC	(5)	First lien senior secured revolving loan	12.33% (S + 7.00%)	6/30/2029	3,336	3,214	3,345	0.3%
		First lien senior secured loan	12.33% (S + 7.00%)	6/30/2029	22,310	21,762	22,366	1.9%
MVP VIP Borrower, LLC	(5)	First lien senior secured loan	11.83% (S + 6.50%)	1/3/2029	19,578	19,133	19,676	1.7%
		First lien senior secured delayed draw loan	11.85% (S + 6.50%)	1/3/2029	1,579	1,543	1,587	0.1%
Refocus Management Services, LLC	(5)	First lien senior secured loan	11.43% (S + 6.00%)	2/14/2029	18,313	17,707	18,313	1.6%
		First lien senior secured delayed draw loan	11.43% (S + 6.00%)	8/14/2025	-	-	-	0.0%
		First lien senior secured revolving loan	11.43% (S + 6.00%)	2/14/2029	-	-	-	0.0%
Salt Dental Collective	(5)	First lien senior secured delayed draw loan	12.18% (S + 6.75%)	2/15/2028	2,228	2,188	2,228	0.2%
SGA Dental Partners Holdings, LLC	(5)	First lien senior secured loan	11.56% (S + 6.00%)	12/30/2026	11,767	11,647	11,767	1.0%
		First lien senior secured loan	11.60% (S + 6.00%)	11/30/2026	1,673	1,571	1,673	0.1%
		First lien senior secured delayed draw loan	11.61% (S + 6.00%)	12/30/2026	10,968	10,845	10,968	0.9%
		First lien senior secured delayed draw loan	11.61% (S + 6.00%)	12/31/2024	-	-	-	0.0%
		First lien senior secured revolving loan	11.56% (S + 6.00%)	12/30/2026	690	665	690	0.1%
					146,416	143,529	146,436	12.4%
Health care equipment & supplies
LSL Industries, LLC (LSL Healthcare)	(5)	First lien senior secured loan	12.44% (S + 7.00%)	11/3/2027	19,430	18,747	19,236	1.6%
		First lien senior secured delayed draw loan	12.44% (S + 7.00%)	11/3/2024	-	-	-	0.0%
		First lien senior secured revolving loan	12.44% (S + 7.00%)	11/3/2027	-	-	-	0.0%
Medline Borrower LP	(5)	First lien senior secured loan	8.09% (S + 2.75%)	10/23/2028	10,035	10,079	10,048	0.9%
					29,465	28,826	29,284	2.5%

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of June 30, 2024

(amounts in 000’s, except number of shares, units)

(Unaudited)

				Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(1)	Footnotes	Investment (2)	Interest Rate	Date	Par	Cost(3)(4)	Value	of Net Assets
Hotels, restaurants & leisure
Inspire Brands	(5)	First lien senior secured loan	8.19% (S + 2.75%)	12/15/2027	10,035	10,059	10,024	0.8%
Restaurant Brands (1011778 BC ULC)	(5)(6)	First lien senior secured loan	7.09% (S + 1.75%)	9/23/2030	17,456	17,476	17,394	1.5%
					27,491	27,535	27,418	2.3%
Household durables
Curio Brands, LLC	(5)	First lien senior secured loan	10.68% (S + 5.25%)	12/21/2027	16,377	16,113	16,336	1.4%
		First lien senior secured revolving loan	10.68% (S + 5.25%)	12/21/2027	-	-	-	0.0%
		First lien senior secured delayed draw loan	10.68% (S + 5.25%)	12/21/2027	3,931	3,931	3,922	0.3%
					20,308	20,044	20,258	1.7%
Household products
Home Brands Group Holdings, Inc. (ReBath)	(5)	First lien senior secured loan	10.19% (S + 4.75%)	11/8/2026	16,318	16,137	16,318	1.4%
		First lien senior secured revolving loan	10.19% (S + 4.75%)	11/8/2026	-	-	-	0.0%
					16,318	16,137	16,318	1.4%
Insurance
Allcat Claims Service, LLC	(5)	First lien senior secured loan	11.44% (S + 6.00%)	7/7/2027	7,678	7,534	7,639	0.7%
		First lien senior secured delayed draw loan	11.44% (S + 6.00%)	7/7/2027	21,496	21,200	21,388	1.8%
		First lien senior secured revolving loan	11.44% (S + 6.00%)	7/7/2027	-	-	-	0.0%
AmWINS Group Inc	(5)	First lien senior secured loan	7.71% (S + 2.25%)	2/19/2028	10,008	10,024	9,995	0.8%
					39,182	38,758	39,022	3.3%
IT services
Domain Information Services Inc. (Integris)	(5)	First lien senior secured loan	11.20% (S + 5.75%)	6/30/2026	20,340	20,058	20,339	1.7%
		First lien senior secured loan	11.24% (S + 5.75%)	6/30/2026	359	352	359	0.0%
Improving Acquisition LLC	(5)	First lien senior secured loan	11.94% (S + 6.50%)	7/26/2027	31,491	31,048	31,334	2.7%
		First lien senior secured revolving loan	11.93% (S + 6.50%)	7/26/2027	-	-	-	0.0%
					52,190	51,458	52,032	4.4%
Leisure products
BCI Burke Holding Corp.	(5)	First lien senior secured loan	11.10% (S + 5.50%)	12/14/2027	13,766	13,645	13,766	1.2%
		First lien senior secured delayed draw loan	11.10% (S + 5.50%)	12/14/2027	497	467	497	0.0%
		First lien senior secured revolving loan	11.10% (S + 5.50%)	6/14/2027	-	-	-	0.0%
MacNeill Pride Group	(5)	First lien senior secured loan	12.60% (S + 6.50%, 0.50% PIK)	4/22/2026	8,212	8,163	8,047	0.7%
		First lien senior secured delayed draw loan	12.60% (S + 6.50%, 0.50% PIK)	4/22/2026	3,260	3,222	3,195	0.3%
		First lien senior secured revolving loan	12.60% (S + 7.00%)	4/22/2026	599	580	587	0.0%
Pixel Intermediate, LLC	(5)(6)	First lien senior secured loan	11.56% (S + 6.25%)	2/1/2029	20,828	20,337	20,828	1.8%
		First lien senior secured revolving loan	11.59% (S + 6.25%)	2/1/2029	4,394	4,246	4,394	0.4%
Spinrite, Inc.	(5)(6)	First lien senior secured loan	10.84% (S + 5.50%)	6/30/2025	5,145	5,145	5,145	0.4%
		First lien senior secured revolving loan	10.84% (S + 5.50%)	6/30/2025	850	850	850	0.1%
Trademark Global LLC	(5)(8)(9)	First lien senior secured loan		7/30/2024	11,903	11,900	9,701	0.8%
		First lien senior secured revolving loan		7/30/2024	2,654	2,652	2,163	0.2%
VENUplus, Inc. (f/k/a CTM Group, Inc.)	(5)	First lien senior secured loan	12.25% (S + 6.75%)	11/30/2026	4,398	4,321	4,354	0.3%
					76,506	75,528	73,527	6.2%

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of June 30, 2024

(amounts in 000’s, except number of shares, units)

(Unaudited)

				Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(1)	Footnotes	Investment (2)	Interest Rate	Date	Par	Cost(3)(4)	Value	of Net Assets
Machinery
Eppinger Technologies, LLC	(5)(6)	First lien senior secured loan	13.98% (S + 7.75%, 0.75% PIK)	2/4/2026	24,846	24,507	24,846	2.1%
		First lien senior secured revolving loan	13.00% (S + 6.75%, 0.75% PIK)	2/4/2026	1,066	1,033	1,066	0.1%
Luxium Solutions, LLC	(5)	First lien senior secured loan	11.59% (S + 6.25%)	12/1/2027	8,555	8,421	8,555	0.7%
		First lien senior secured delayed draw loan	11.59% (S + 6.25%)	11/10/2025	-	-	-	0.0%
PVI Holdings, Inc	(5)	First lien senior secured loan	11.82% (S + 6.39%)	1/18/2028	23,774	23,512	23,774	2.0%
					58,241	57,473	58,241	4.9%
Media
Directv Financing LLC	(5)	First lien senior secured loan	10.46% (S + 5.00%)	8/2/2027	16,154	16,227	16,170	1.4%

Personal care products
DRS Holdings III, Inc. (Dr. Scholl's)	(5)	First lien senior secured loan	11.69% (S + 6.25%)	11/1/2025	10,920	10,884	10,920	0.9%
		First lien senior secured revolving loan	11.69% (S + 6.25%)	11/1/2025	-	-	-	0.0%
PH Beauty Holdings III, Inc.	(5)	First lien senior secured loan	10.72% (S + 5.00%)	9/25/2025	10,540	10,416	10,540	0.9%
Phoenix YW Buyer, Inc. (Elida Beauty)	(5)	First lien senior secured loan	10.35% (S + 5.00%)	5/31/2030	11,995	11,684	11,995	1.0%
		First lien senior secured revolving loan	10.35% (S + 5.00%)	5/31/2030	-	-	-	0.0%
Silk Holdings III Corp. (Suave)	(5)	First lien senior secured loan	10.76% (S + 5.50%)	5/1/2029	32,773	31,648	32,773	2.8%
		First lien senior secured revolving loan	9.26% (S + 4.00%)	5/1/2029	8,333	8,037	8,333	0.7%
					74,561	72,669	74,561	6.3%
Pharmaceuticals
Foundation Consumer Brands	(5)	First lien senior secured loan	11.73% (S + 6.25%)	2/12/2027	6,710	6,680	6,777	0.6%
		First lien senior secured revolving loan	11.73% (S + 6.25%)	2/12/2027	-	-	-	0.0%
Jazz Pharmaceuticals	(5)(6)	First lien senior secured loan	8.46% (S + 3.00%)	5/5/2028	17,400	17,523	17,400	1.5%
Organon & Co	(5)(6)	First lien senior secured loan	7.83% (S + 2.50%)	5/17/2031	12,440	12,409	12,440	1.0%
					36,550	36,612	36,617	3.1%
Professional services
4 Over International, LLC	(5)	First lien senior secured loan	12.44% (S + 7.00%)	12/7/2026	19,145	18,564	19,024	1.6%
DISA Holdings Corp. (DISA)	(5)	First lien senior secured delayed draw loan	10.35% (S + 5.00%)	9/9/2028	8,362	8,140	8,362	0.7%
		First lien senior secured revolving loan	10.35% (S + 5.00%)	9/9/2028	-	-	-	0.0%
		First lien senior secured loan	10.35% (S + 5.00%)	9/9/2028	1,317	1,299	1,317	0.1%
		First lien senior secured loan	10.35% (S + 5.00%)	9/9/2028	22,065	21,564	22,065	1.9%
Dun & Bradstreet Corp	(5)	First lien senior secured loan	8.10% (S + 2.75%)	1/18/2029	10,035	10,047	10,035	0.9%
Envirotech Services, LLC	(5)	First lien senior secured loan	11.33% (S + 6.00%)	1/18/2029	33,213	32,379	33,213	2.8%
		First lien senior secured revolving loan	11.33% (S + 6.00%)	1/18/2029	-	-	-	0.0%
					94,137	91,993	94,016	8.0%

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of June 30, 2024

(amounts in 000’s, except number of shares, units)

(Unaudited)

				Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(1)	Footnotes	Investment (2)	Interest Rate	Date	Par	Cost(3)(4)	Value	of Net Assets
Semiconductors & semiconductor equipment
MKS Instruments	(5)(6)	First lien senior secured loan	7.83% (S + 2.50%)	8/17/2029	11,908	11,951	11,906	1.0%

Software
AIDC Intermediate Co 2, LLC (Peak Technologies)	(5)	First lien senior secured loan	11.72% (S + 6.25%)	7/22/2027	34,475	33,684	34,475	2.9%

Specialty retail
Great Outdoors Group, LLC	(5)	First lien senior secured loan	9.21% (S + 3.75%)	3/6/2028	17,410	17,457	17,382	1.5%
Harbor Freight Tools USA Inc	(5)	First lien senior secured loan	7.84% (S +2.50%)	6/5/2031	17,500	17,457	17,438	1.4%
Sundance Holdings Group, LLC	(5)(7)	First lien senior secured loan	14.93% (S + 8.00%, 1.50% PIK)	6/30/2025	9,355	9,349	8,911	0.8%
		First lien senior secured delayed draw loan	14.98% (S + 0.00%, 9.50% PIK)	6/30/2025	4	3	5	0.0%
					44,269	44,266	43,736	3.7%
Textiles, apparel & luxury goods
American Soccer Company, Incorporated (SCORE)	(5)	First lien senior secured loan	12.73% (S + 7.25%)	7/20/2027	29,665	29,232	28,848	2.4%
		First lien senior secured revolving loan	12.73% (S + 7.25%)	7/20/2027	4,493	4,440	4,370	0.4%
BEL USA, LLC	(5)	First lien senior secured loan	12.49% (S + 7.00%)	6/2/2026	5,661	5,575	5,661	0.5%
		First lien senior secured loan	12.49% (S + 7.00%)	6/2/2026	93	92	93	0.0%
YS Garments, LLC	(5)	First lien senior secured loan	12.92% (S + 7.50%)	8/9/2026	6,378	6,310	6,218	0.5%
					46,290	45,649	45,190	3.8%
Trading companies & distributors
BCDI Meteor Acquisition, LLC (Meteor)	(5)	First lien senior secured loan	12.43% (S + 7.00%)	6/29/2028	18,449	18,091	18,449	1.6%
Broder Bros., Co.	(5)	First lien senior secured loan	11.60% (S+ 6.00%)	12/4/2025	4,553	4,406	4,553	0.4%
CGI Automated Manufacturing, LLC	(5)	First lien senior secured loan	12.60% (S + 7.00%)	12/17/2026	20,244	19,700	20,396	1.7%
		First lien senior secured loan	12.60% (S + 7.00%)	12/17/2026	6,594	6,494	6,644	0.6%
		First lien senior secured delayed draw loan	12.60% (S + 7.00%)	12/17/2026	3,569	3,482	3,596	0.3%
		First lien senior secured revolving loan	12.60% (S + 7.00%)	12/17/2026	2,161	2,092	2,178	0.2%
EIS Legacy, LLC	(5)	First lien senior secured loan	11.45% (S + 6.00%)	11/1/2027	17,958	17,699	17,958	1.5%
		First lien senior secured loan	11.43% (S + 6.00%)	11/1/2027	4,104	4,024	4,104	0.3%
		First lien senior secured loan	11.42% (S + 6.00%)	11/1/2027	9,618	9,453	9,618	0.8%
		First lien senior secured delayed draw loan	11.43% (S + 6.00%)	11/1/2027	3,076	3,017	3,076	0.3%
		First lien senior secured revolving loan	11.43% (S + 6.00%)	11/1/2027	-	-	-	0.0%
Energy Acquisition LP (Electrical Components International, Inc. - ECI)	(5)	First lien senior secured loan	11.83% (S + 6.50%)	5/10/2029	25,089	24,600	25,089	2.1%
		First lien senior secured delayed draw loan	11.84% (S + 6.50%)	5/10/2029	1,192	1,154	1,192	0.1%
Engineered Fastener Company, LLC (EFC International)	(5)	First lien senior secured loan	11.98% (S + 6.50%)	11/1/2027	23,485	23,048	23,591	2.0%
Genuine Cable Group, LLC	(5)	First lien senior secured loan	11.25% (S + 5.75%)	11/1/2026	28,910	28,309	28,910	2.4%
		First lien senior secured loan	11.25% (S + 5.75%)	11/1/2026	5,478	5,348	5,478	0.5%
I.D. Images Acquisition, LLC	(5)	First lien senior secured loan	11.73% (S + 6.25%)	7/30/2027	13,579	13,487	13,579	1.2%
		First lien senior secured delayed draw loan	11.73% (S + 6.25%)	7/30/2027	2,473	2,462	2,473	0.2%
		First lien senior secured loan	11.69% (S + 6.25%)	7/30/2027	4,498	4,445	4,498	0.4%
		First lien senior secured loan	11.73% (S + 6.25%)	7/30/2027	1,038	1,011	1,038	0.1%
		First lien senior secured revolving loan	11.73% (S + 6.25%)	7/30/2027	-	-	-	0.0%

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of June 30, 2024

(amounts in 000’s, except number of shares, units)

(Unaudited)

				Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company(1)	Footnotes	Investment (2)	Interest Rate	Date	Par	Cost(3)(4)	Value	of Net Assets
Krayden Holdings, Inc.	(5)	First lien senior secured delayed draw loan	11.43% (S + 6.00%)	3/1/2025	-	-	-	0.0%
		First lien senior secured delayed draw loan	11.43% (S + 6.00%)	3/1/2025	-	-	-	0.0%
		First lien senior secured revolving loan	11.43% (S + 6.00%)	3/1/2029	-	-	-	0.0%
		First lien senior secured loan	11.43% (S + 6.00%)	3/1/2029	9,443	9,132	9,443	0.8%
OAO Acquisitions, Inc. (BearCom)	(5)	First lien senior secured loan	11.58% (S + 6.25%)	12/27/2029	21,317	21,017	21,743	1.8%
		First lien senior secured delayed draw loan	11.58% (S + 6.25%)	12/27/2029	810	745	826	0.1%
		First lien senior secured revolving loan	11.58% (S + 6.25%)	12/27/2029	-	-	-	0.0%
Univar (Windsor Holdings LLC)	(5)	First lien senior secured loan	9.34% (S + 4.00%)	8/1/2030	10,010	10,074	10,062	0.8%
					237,648	233,290	238,494	20.2%
Wireless telecommunication services
Centerline Communications, LLC	(5)	First lien senior secured loan	12.49% (S + 6.00%, 1.00% PIK)	8/10/2027	5,865	5,786	5,469	0.5%
		First lien senior secured loan	12.49% (S + 6.00%, 1.00% PIK)	8/10/2027	9,932	9,788	9,262	0.8%
		First lien senior secured delayed draw loan	12.49% (S + 6.00%, 1.00% PIK)	8/10/2027	7,044	6,949	6,568	0.6%
		First lien senior secured delayed draw loan	12.49% (S + 6.00%, 1.00% PIK)	8/10/2027	6,200	6,108	5,782	0.5%
		First lien senior secured revolving loan	12.49% (S + 6.00%, 1.00% PIK)	8/10/2027	1,808	1,786	1,830	0.2%
		First lien senior secured loan	12.49% (S + 6.00%, 1.00% PIK)	8/10/2027	1,020	996	951	0.1%
					31,869	31,413	29,862	2.7%
Total Debt Investments					1,835,979	1,808,343	1,828,431	155.2%

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of June 30, 2024

(amounts in 000’s, except number of shares, units)

(Unaudited)

		Number of		Fair	Percentage
	Footnotes	Shares/Units	Cost	Value	of Net Assets
Equity Investments(9)
Automobile components
Vehicle Accessories, Inc. - Class A common	(12)	128,250	-	425	0.1%
Vehicle Accessories, Inc. - preferred	(12)	250,000	250	305	0.0%
			250	730	0.1%
Commercial services & supplies
American Equipment Holdings LLC - Class A units	(13)	426	284	518	0.0%
Arborworks Acquisition LLC - Class A preferred units	(10)	21,716	9,179	9,078	0.8%
Arborworks Acquisition LLC - Class B preferred units	(10)	21,716	-	-	0.0%
Arborworks Acquisition LLC - Class A common units	(10)	2,604	-	-	0.0%
BLP Buyer, Inc. (Bishop Lifting Products) - Class A common	(14)	582,469	652	1,200	0.1%
			10,115	10,796	0.9%
Containers & packaging
Robinette Company Acquisition, LLC – Class A common units	(15)	9	-	-	0.0%
Robinette Company Acquisition, LLC – Series A preferred units	(15)	500	500	500	0.0%
			500	500	0.0%

Food products
BC CS 2, L.P. (Cuisine Solutions)	(6)(11)	2,000,000	2,000	2,834	0.3%
CCFF Parent, LLC (California Custom Fruits & Flavors, LLC) – Class A-1 units	(15)	750	750	875	0.1%
City Line Distributors, LLC – Class A units	(15)	669,866	670	777	0.1%
Gulf Pacific Holdings, LLC – Class A common	(13)	250	250	46	0.0%
Gulf Pacific Holdings, LLC – Class C common	(13)	250	-	-	0.0%
IF&P Foods, LLC (FreshEdge) – Class A preferred	(13)	750	750	907	0.1%
IF&P Foods, LLC (FreshEdge) – Class B common	(13)	750	-	-	0.0%
Siegel Parent, LLC – Common	(16)	250	250	35	0.0%
Siegel Egg Co., LLC – Convertible Note	(16)	28	28	28	0.0%
			4,698	5,502	0.6%
Healthcare equipment & supplies
LSL Industries, LLC (LSL Healthcare) - common	(13)	7,500	750	314	0.0%
IT services
Domain Information Services Inc. (Integris) - common		250,000	250	344	0.0%
Specialty retail
Sundance Direct Holdings, Inc. – common		21,479	-	-	0.0%
Textiles, apparel & luxury goods
American Soccer Company, Incorporated (SCORE) - common	(16)	1,000,000	1,000	441	0.0%
Total Equity Investments			17,563	18,627	1.6%

Total Debt and Equity Investments			1,825,906	1,847,058	156.8%

		Number of		Fair	Percentage
	Footnotes	Shares	Cost	Value	of Net Assets
Short-Term Investments
Morgan Stanley Institutional Liquidity Fund, Institutional Class, 5.14%	(17)	20,343,897	20,344	20,344	1.7%
Total Short-Term Investments		20,343,897	20,344	20,344	1.7%

Total Investments			$1,846,250	$1,867,402	158.5%

Liabilities in Excess of Other Assets				(689,226)	(58.5)%
Net Assets				$1,178,176	100.0%

(1)	As of June 30, 2024, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company.

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of June 30, 2024

(amounts in 000’s, except number of shares, units)

(Unaudited)

(2)	Debt investments are pledged to the Company’s credit facilities, and a single debt investment may be divided into parts that are individually pledged to separate credit facilities.

(3)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.

(4)	As of June 30, 2024, the tax cost of the Company’s investments approximates their amortized cost.

(5)

Loan contains a variable rate structure, that may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the Secured Overnight Financing Rate (“SOFR” or “S”) (which can include one-, three- or six-month SOFR), or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate or “P”).

(6)	Non-qualifying investment as defined by Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2024, 9.5% of the Company’s total assets were in non-qualifying investments.

(7)	The Company may be entitled to receive additional interest as a result of an arrangement with other lenders in the syndication. In exchange for the higher interest rate, the “last-out” portion is at a greater risk of loss. Certain lenders represent a “first out” portion of the investment and have priority to the “last-out” portion with respect to payments of principal and interest.

(8)	Debt investment on non-accrual status as of June 30, 2024.

(9)	Non-income producing investment.

(10)	In November 2023, the Company completed a restructure of the investment in Arborworks Acquisition LLC whereby the existing term loan and revolver were restructured to a new term loan and preferred and common equity. KABDC Corp II, LLC, a wholly owned subsidiary of the Company, holds the preferred and common equity of Arborworks Acquisition LLC that the Company owns following this restructure.
(11)

The Company has a senior secured loan in an investment vehicle (BC CS 2, L.P.) that is collateralized by a preferred stock investment in Cuisine Solutions, Inc. This investment is characterized as subordinated debt.

(12)	The Company owns 0.19% of the common equity and 0.43% of the preferred equity of Vehicle Accessories, Inc.

(13)	The Company owns 26.62% of a pass-through, taxable limited liability company, KSCF IV Equity Aggregator Blocker, LLC (the “Aggregator Blocker”), which holds the Company’s equity investments in American Equipment Holdings LLC, Gulf Pacific Holdings, LLC, IF&P Foods, LLC (FreshEdge) and LSL Industries, LLC (LSL Healthcare). Through the Company’s ownership of the Aggregator Blocker, the Company owns the respective units of each company listed above in the Schedule of Investments.

(14)	The Company owns 0.53% of the common equity BLP Buyer, Inc. (Bishop Lifting Products).

(15)	KABDC Corp, LLC, a wholly owned subsidiary of the Company, owns 0.62% of the common equity of City Line Distributors, LLC, 0.75% of the common equity of CCFF Parent, LLC (California Custom Fruits & Flavors, LLC) and 0.89% of the equity interest of Robinette Company Acquisition, LLC.

(16)	The Company owns 23.34% of a pass-through limited liability company, KSCF IV Equity Aggregator, LLC (the “Aggregator”), which holds the Company’s equity investments in Siegel Parent, LLC and American Soccer Company, Incorporated (SCORE). The Aggregator’s ownership of Siegel Parent, LLC is 1.1442%. Through the Company’s ownership of the Aggregator, the Company owns the respective units of each company listed above in the Schedule of Investments.

(17)	The indicated rate is the yield as of June 30, 2024.

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

On May 24, 2024, the Company closed its initial public offering (“IPO”), issuing 6,000,000 shares of its common stock at a public offering price of $16.63 per share. Net of underwriting fees, the Company received net cash proceeds, before offering expenses, of $93,793. The Company’s common stock began trading on the New York Stock Exchange (“NYSE”) under the ticker symbol “KBDC” on May 22, 2024.

Prior to its IPO, the Company conducted private offerings of its common stock to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). At the closing of any private offering, each investor made a capital commitment to purchase shares of its common stock pursuant to a subscription agreement entered into with the Company. From its initial closing of the private offering (the “Initial Closing”) on February 5, 2021 through its final capital call closing on April 2, 2024, the Company issued shares of its common stock equal to the aggregate capital commitment of $1,046,928. Following the final closing on April 2, 2024, the Company had no remaining undrawn capital commitments.

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

F. Interest Income Recognition— Interest income is recorded on an accrual basis and includes the accretion of discounts, amortization of premiums and payment-in-kind (“PIK”) interest. Discounts from and premiums to par value on investments purchased are accreted/amortized into interest income over the life of the respective security using the effective yield method. To the extent loans contain PIK provisions, PIK interest, computed at the contractual rate specified in each applicable agreement, is accrued and recorded as interest income and added to the principal balance of the loan. PIK interest income added to the principal balance is generally collected upon repayment of the outstanding principal. The Company does not accrue PIK interest if, in the opinion of the Advisor, the portfolio company valuation indicates that the PIK interest is not likely to be collectible. If the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through PIK interest income. Previously capitalized PIK interest is not reversed when an investment is placed on non-accrual status. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends for the year the income was earned, even though the Company has not yet collected the cash. The amortized cost of investments represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest. For the six months ended June 30, 2024 and 2023, the Company had $663 and $1,035, respectively, of PIK interest included in interest income, which represents 0.7% and 1.3%, respectively, of aggregate interest income.

Loans are generally placed on non-accrual status when it has been determined that a significant impairment in the financial condition and ability of the borrower to repay principal and interest has occurred and is expected to continue such that it is probable the collectability of full amount of the loan (principal and interest) is doubtful. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. If cash payments are received subsequent to a loan being placed on non-accrual status, these payments will first be applied to previously accrued but uncollected interest, then to recover the principal. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Non-accrual loans are restored to accrual status when past due principal and interest are paid or there is no longer a reasonable doubt that such principal or interest will be collected in full and, in the Company’s judgment, principal and interest are likely to remain current. The Company may make exceptions to this policy if the loan has sufficient collateral value (i.e., typically measured as enterprise value of the portfolio company) or is in the process of collection. As of June 30, 2024, the Company had two debt investments on non-accrual status, which comprised 1.2% and 1.0%, respectively, of total debt investments at cost and fair value. As of June 30, 2023, the Company did not have any debt investments in portfolio companies on non-accrual status.

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

The Company will reimburse the Administrator for its costs and expenses incurred in performing its obligations under the Administration Agreement, which may include, after completion of its initial public offering, its allocable portion of office facilities, overhead, and compensation paid to or compensatory distributions received by its officers (including our Chief Compliance Officer and Chief Financial Officer) and its respective staff who provide services to the Company. As the Company reimburses the Administrator for its expenses, the Company will indirectly bear such cost. The Administration Agreement may be terminated by either party with 60 days’ written notice.

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

In addition, on March 6, 2024, the Board approved an amended and restated investment advisory agreement (the “Amended Investment Advisory Agreement”) and a fee waiver agreement (the “Fee Waiver Agreement”) between the Company and the Advisor, which became effective upon the completion of the initial public offering of the Company’s shares of common stock on May 24, 2024 (the “IPO Date”).

The Amended Investment Advisory Agreement is materially the same as the Investment Advisory Agreement except, following the IPO Date, the base management fee is calculated at an annual rate of 1.00% and the incentive fee on income is subject to a twelve-quarter lookback quarterly hurdle rate of 1.50% as opposed to a single quarter measurement and is subject to an Incentive Fee Cap (as defined below) based on the Company’s Cumulative Pre-Incentive Fee Net Return (as defined below). This lookback feature provides that the Advisor’s income incentive fee may be reduced if the Company’s portfolio experiences aggregate write-downs or net capital losses during the applicable Trailing Twelve Quarters (as defined below). Pursuant to the Fee Waiver Agreement, commencing on the IPO Date, the Advisor implemented waivers of (i) the income incentive fee for three calendar quarters commencing the quarter the initial public offering was completed and (ii) a portion of the base management fee for one year following the completion of the initial public offering. Amounts waived by the Advisor pursuant to the Fee Waiver Agreement are not subject to recoupment by the Advisor.

Base Management Fee

Prior to the IPO Date, the base management fee was calculated at an annual rate of 0.90% of the fair market value of the Company’s investments including, in each case, assets purchased with borrowings under credit facilities and issuances of senior unsecured notes, but excluding cash, U.S. government securities and commercial paper instruments maturing within one year of purchase.

Commencing on the IPO Date, the base management fee is calculated at an annual rate of 1.00% of the fair market value of the Company’s investments. Since the IPO Date was on a date other than the first day of a calendar quarter, the management fee was calculated for the calendar quarter at a weighted rate based on the fee rates applicable before and after the IPO Date based on the number of days in such calendar quarter before and after the IPO Date. Pursuant to the Fee Waiver Agreement, commencing on the IPO Date, the Advisor has contractually agreed to waive the base management fee at an annual rate of 0.25% for one year following the IPO Date.

For the three months ended June 30, 2024, the Company incurred base management fees of $3,780, net of waiver of $471. For the three months ended June 30, 2023, the Company incurred base management fees of $2,848.

For the six months ended June 30, 2024, the Company incurred base management fees of $7,302, net of waiver of $471. For the six months ended June 30, 2023, the Company incurred base management fees of $5,533.

Incentive Fee

The Company also pays the Advisor an incentive fee. The incentive fee consists of two parts—an incentive fee on income and an incentive fee on capital gains. Described in more detail below, these components of the incentive fee are largely independent of each other with the result that one component may be payable even if the other is not.

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

Incentive Fee on Income

The incentive fee based on income (the “income incentive fee”) is determined and paid quarterly in arrears in cash. The Company’s quarterly pre-incentive fee net investment income must exceed a preferred return of 1.50% of the Company’s net asset value (“NAV”) at the end of the immediately preceding calendar quarter (6.0% annualized but not compounded) (the “Hurdle Amount”) in order for the Company to receive an income incentive fee. Prior to the IPO Date, the income incentive fee is calculated as 100% of our pre-incentive fee net investment income for the immediately preceding calendar quarter in excess of 1.50% of the Company’s NAV at the end of the immediately preceding calendar quarter until the Advisor has received 10% of the total pre-incentive fee net income for that calendar quarter and, for pre-incentive fee net investment income in excess of 1.6667%, 10% of all remaining pre-incentive fee net investment income for that quarter. Pre-incentive fee net investment income excludes any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

Commencing on the IPO Date, the Company will pay the Advisor an income incentive fee based on its aggregate pre-incentive fee net investment income with respect to (i) the quarter ended June 30, 2024 (the “First Calendar Quarter”) and (ii) each subsequent calendar quarter, with the then-current calendar quarter and the eleven preceding calendar quarters beginning with the calendar quarter after the First Calendar Quarter (or the appropriate portion thereof in the case of any of the Company’s first eleven calendar quarters that commence after the First Calendar Quarter) (those calendar quarters after the First Calendar Quarter, the “Trailing Twelve Quarters”).

For the First Calendar Quarter, pre-incentive fee net investment income in respect of the First Calendar Quarter will be compared to a hurdle rate of 1.50% (6.00% annualized). The income incentive fee for the First Calendar Quarter will be determined as follows:

●	no income incentive fee is payable to the Advisor if the aggregate pre-incentive fee net investment income for the First Calendar Quarter does not exceed that hurdle rate;

●	100% of the aggregate pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds that hurdle rate, but is less than a quarterly rate of 1.6667% for the portion of the First Calendar Quarter before the initial public offering and a quarterly rate of 1.7647% for the portion of the First Calendar Quarter after the initial public offering, referred to the “catch-up.” The “catch-up” is meant to provide the Advisor with approximately 10.0% of the Company’s pre-incentive fee net investment income for the portion of the First Calendar Quarter before the initial public offering and 15.0% for the balance of that First Calendar Quarter, as if the hurdle rate did not apply; and

●	10.0% of the aggregate pre-incentive fee net investment income, if any, that exceeds a quarterly rate of 1.6667% for the portion of the First Calendar Quarter before the initial public offering and 15.0% of the aggregate pre-incentive fee net investment income, if any, that exceeds a quarterly rate of 1.7647% for the balance of the First Calendar Quarter.

Commencing with the calendar quarter beginning immediately after the First Calendar Quarter, subject to the Incentive Fee Cap (described below), the pre-incentive fee net investment income in respect of the relevant Trailing Twelve Quarters will be compared to a “Hurdle Rate” equal to the product of (i) the hurdle rate of 1.50% per quarter (6.00% annualized) and (ii) the sum of our net assets at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarters. The Hurdle Rate will be calculated after making appropriate adjustments to the Company’s net asset value at the beginning of each applicable calendar quarter for all issuances by the Company of shares of its common stock, including issuances pursuant to its dividend reinvestment plan, and distributions during the applicable calendar quarter. The income incentive fee for each calendar quarter will be determined as follows:

●	no income incentive fee is payable to the Advisor in any calendar quarter in which aggregate pre-incentive fee net investment income in respect of the relevant Trailing Twelve Quarters does not exceed the Hurdle Rate;

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

●	100% of the aggregate pre-incentive fee net investment income in respect of the Trailing Twelve Quarters with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the Hurdle Rate, but is less than or equal to an amount, which we refer to as the “Catch-up Amount,” determined on a quarterly basis by multiplying 1.7647% by the Company’s net asset value at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarters (after making appropriate adjustments to the Company’s net asset value at the beginning of each applicable calendar quarter for all issuances by the Company of shares of its common stock, including issuances pursuant to its dividend reinvestment plan, and distributions during the applicable calendar quarter); and

●	15.0% of the aggregate pre-incentive fee net investment income in respect of the Trailing Twelve Quarters that exceeds the Catch-up Amount.

Commencing with the quarter that begins immediately after the First Calendar Quarter, each income incentive fee will be subject to an “Incentive Fee Cap” that in respect of any calendar quarter is an amount equal to 15.0% of the Cumulative Pre-Incentive Fee Net Return (as defined below) during the Trailing Twelve Quarters less the aggregate income incentive fees that were paid to the Advisor in the preceding eleven calendar quarters (or portion thereof) comprising the relevant Trailing Twelve Quarters. In the event the Incentive Fee Cap is zero or a negative value then no income incentive fee shall be payable and if the Incentive Fee Cap is less than the amount of income incentive fee that would otherwise be payable, the amount of income incentive fee shall be reduced to an amount equal to the Incentive Fee Cap.

“Cumulative Pre-Incentive Fee Net Return” means (x) with respect to the First Calendar Quarter, the sum of pre-incentive fee net investment income in respect of the First Calendar Quarter, (y) with respect to the relevant Trailing Twelve Quarters, the pre-incentive fee net investment income in respect of the relevant Trailing Twelve Quarters minus any Net Capital Loss (as defined below), if any, in respect of the relevant Trailing Twelve Quarters. If, in any quarter, the Incentive Fee Cap is zero or a negative value, the Company will pay no income incentive fee to the Advisor for such quarter. If, in any quarter, the Incentive Fee Cap for such quarter is a positive value but is less than the income incentive fee that is payable to the Advisor for such quarter (before giving effect to the Incentive Fee Cap) calculated as described above, the Company will pay an income incentive fee to the Advisor equal to the Incentive Fee Cap for such quarter. If, in any quarter, the Incentive Fee Cap for such quarter is equal to or greater than the income incentive fee that is payable to the Advisor for such quarter (before giving effect to the Incentive Fee Cap) calculated as described above, the Company will pay an income incentive fee to the Advisor equal to the incentive fee calculated as described above for such quarter without regard to the Incentive Fee Cap.

“Net Capital Loss” in respect of a particular period means the difference, if positive, between (i) aggregate capital losses, whether realized or unrealized, in such period and (ii) aggregate capital gains, whether realized or unrealized, in such period.

These calculations are prorated for any period of less than three months and adjusted for any share issuances or repurchases during the relevant quarter. Amounts waived by the Advisor pursuant to the Fee Waiver Agreement are not subject to recoupment by the Advisor.

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

Incentive Fee on Capital Gains

Prior to the IPO Date, the incentive fee on capital gains (the “capital gains incentive fee”) was calculated and payable in arrears in cash as 10% of the Company’s realized capital gains, if any, on a cumulative basis from formation through (a) the day before our initial public offering (“IPO”), (b) upon consummation of a Liquidity Event (as defined in the Investment Advisory Agreement) or (c) upon the termination of the Investment Advisory Agreement, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For the purpose of computing the capital gain incentive fee, the calculation methodology looked through derivative financial instruments or swaps as if the Company owned the reference assets directly.

Commencing on the IPO Date, the incentive fee on capital gains is calculated and payable in arrears in cash as 15.0% of the Company’s realized capital gains, if any, on a cumulative basis from formation through the end of a given calendar year or upon termination of the Investment Advisory Agreement, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. Following the Company’s IPO, solely for the purposes of calculating the capital gain incentive fee, the Company is deemed to have previously paid capital gains incentive fees prior to its IPO equal to the product obtained by multiplying (a) the actual aggregate amount of previously paid capital gain incentive fees for all periods prior to its IPO by (b) the percentage obtained by dividing (x) 15% by (y) 10%. In the event that the Investment Advisory Agreement terminates as of a date that is not a fiscal year end, the termination date will be treated as though it were a fiscal year end for purposes of calculating and paying a capital gain incentive fee.

For the three months ended June 30, 2024, the Company incurred incentive fees on income of zero, net of waivers of $4,109 and no incentive fees on capital gains. For the three months ended June 30, 2023, the Company incurred incentive fees on income of $2,420 and no incentive fees on capital gains.

For the six months ended June 30, 2024, the Company incurred incentive fees on income of $2,631, net of waivers of $4,109, and no incentive fees on capital gains. For the six months ended June 30, 2023, the Company incurred incentive fees on income of $4,558 and no incentive fees on capital gains.

Payment of Incentive Fees Prior to the IPO Date

Prior to the Company’s IPO, incentive fees earned by the Advisor accrued as earned but only became payable in cash to the Advisor upon consummation the IPO. During the three months ended June 30, 2024, the Company paid $16,826 to the Advisor for these accrued as earned fees through the quarter ended March 31, 2024.

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

Note 4. Investments

The following table presents the composition of the Company’s investment portfolio at amortized cost and fair value as of June 30, 2024 and December 31, 2023.

	June 30, 2024		December 31, 2023
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
First-lien senior secured debt investments	$1,808,343	$1,828,431	$1,327,190	$1,346,174
Equity investments	17,563	18,627	16,033	17,324
Short-term investments	20,344	20,344	12,802	12,802
Total Investments	$1,846,250	$1,867,402	$1,356,025	$1,376,300

As of June 30, 2024 and December 31, 2023, $182,075 and $68,578, respectively, of the Company’s total assets were non-qualifying assets, as defined by Section 55(a) of the 1940 Act.

The Company uses Global Industry Classification Standards (GICS), Level 3 – Industry, for classifying the industry groupings of its portfolio companies.

The industry composition of long-term investments based on fair value as of June 30, 2024 and December 31, 2023 was as follows:

	June 30, 2024	December 31, 2023
Trading companies & distributors	12.9%	15.3%
Food products	9.6%	11.5%
Commercial services & supplies	8.1%	9.4%
Health care providers & services	7.9%	7.4%
Containers & packaging	6.1%	7.2%
Aerospace & defense	5.4%	6.3%
Professional services	5.1%	4.5%
Personal care products	4.0%	3.0%
Leisure products	4.0%	3.3%
Machinery	3.2%	3.8%
IT services	2.8%	3.8%
Chemicals	2.8%	3.1%
Textiles, apparel & luxury goods	2.5%	3.3%
Automobile components	2.4%	2.0%
Specialty retail	2.4%	0.7%
Insurance	2.1%	2.2%
Pharmaceuticals	2.0%	0.5%
Software	1.9%	2.5%
Diversified telecommunication services	1.7%	0.4%
Wireless telecommunication services	1.6%	2.1%
Health care equipment & supplies	1.6%	1.5%
Hotels, restaurants & leisure	1.5%	-%
Building products	1.5%	2.0%
Household durables	1.1%	1.5%
Entertainment	0.9%	-%
Household products	0.9%	1.2%
Media	0.9%	-%
Construction materials	0.8%	-%
Biotechnology	0.7%	0.9%
Semiconductors & semiconductor equipment	0.6%	-%
Electrical equipment	0.5%	-%
Capital markets	0.4%	0.6%
Diversified consumer services	0.1%	-%
Total	100.0%	100.0%

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

The following tables present the fair value hierarchy of investments as of June 30, 2024 and December 31, 2023. Note that the valuation levels below are not necessarily an indication of the risk or liquidity associated with the underlying investment.

	Fair Value Hierarchy as of June 30, 2024
Investments:	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$-	$272,661	$1,555,770	$1,828,431
Equity investments	-	-	18,627	18,627
Short-term investments	20,344	-	-	20,344
Total Investments	$20,344	$272,661	$1,574,397	$1,867,402

	Fair Value Hierarchy as of December 31, 2023
Investments:	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$-	$-	$1,346,174	$1,346,174
Equity investments	-	-	17,324	17,324
Short-term investments	12,802	-	-	12,802
Total Investments	$12,802	$-	$1,363,498	$1,376,300

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and six months ended June 30, 2024 and 2023.

	First-lien	Private
	senior secured	equity
For the three months ended June 30, 2024	debt investments	investments	Total
Fair value, beginning of period	$1,463,891	$18,451	$1,482,342
Purchases of investments, including PIK, if any	132,011	511	132,522
Proceeds from sales of investments and principal repayments	(40,471)	-	(40,471)
Net change in unrealized gain (loss)	(2,511)	(335)	(2,846)
Net realized gain (loss)	-	-	-
Net accretion of discount on investments	2,850	-	2,850
Transfers into (out of) Level 3	-	-	-
Fair value, end of period	$1,555,770	$18,627	$1,574,397

	First-lien	Private
	senior secured	equity
For the three months ended June 30, 2023	debt investments	investments	Total
Fair value, beginning of period	$1,247,020	$7,339	$1,254,359
Purchases of investments, including PIK, if any	74,232	187	74,419
Proceeds from sales of investments and principal repayments	(46,298)	-	(46,298)
Net change in unrealized gain (loss)	(1,108)	377	(731)
Net realized gain (loss)	-	-	-
Net accretion of discount on investments	2,202	-	2,202
Transfers into (out of) Level 3	-	-	-
Fair value, end of period	$1,276,048	$7,903	$1,283,951

	First-lien	Private
	senior secured	equity
For the six months ended June 30, 2024	debt investments	investments	Total
Fair value, beginning of period	$1,346,174	$17,324	$1,363,498
Purchases of investments, including PIK, if any	274,672	1,530	276,202
Proceeds from sales of investments and principal repayments	(72,861)	-	(72,861)
Net change in unrealized gain (loss)	2,319	(227)	2,092
Net realized gain (loss)	-	-	-
Net accretion of discount on investments	5,466	-	5,466
Transfers into (out of) Level 3	-	-	-
Fair value, end of period	$1,555,770	$18,627	$1,574,397

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

	First-lien	Private
	senior secured	equity
For the six months ended June 30, 2023	debt investments	investments	Total
Fair value, beginning of period	$1,157,971	$7,148	$1,165,119
Purchases of investments, including PIK, if any	178,477	187	178,664
Proceeds from sales of investments and principal repayments	(63,543)	-	(63,543)
Net change in unrealized gain (loss)	(1,174)	568	(606)
Net realized gain (loss)	-	-	-
Net accretion of discount on investments	4,317	-	4,317
Transfers into (out of) Level 3	-	-	-
Fair value, end of period	$1,276,048	$7,903	$1,283,951

For the three and six months ended June 30, 2024 and 2023, the Company did not recognize any transfers to or from Level 3. The increase in unrealized gain (loss) relates to investments that were held during the period. The Company includes these unrealized gains and losses on the Statement of Operations – Net Change in Unrealized Gains (Losses).

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

Quantitative Table for Valuation Techniques

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of June 30, 2024 and December 31, 2023. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Advisor’s determination of fair value. The Company calculates weighted average, based on the value of the unobservable input of each investment relative to the fair value of the investment compared to the total fair value of all investments. First-lien senior secured debt investments include the Company’s senior secured loan in an investment vehicle (BC CS 2, L.P.), which is considered subordinated debt since it is collateralized by a preferred stock investment in Cuisine Solutions, Inc.

	As of June 30, 2024
		Valuation	Unobservable		Weighted
	Fair Value	Technique	Input	Range	Average
First-lien senior secured debt investments	$1,555,770	Discounted cash flow analysis	Discount rate	8.4% - 15.0%	10.1%
Preferred equity investment	9,078	Discounted cash flow analysis	Discount rate	15.0%	15.0%
Common equity investment	500	Precedent Transaction Analysis	Original cost	1.0	1.0
Other equity investments	9,049	Comparable Multiples	EV / EBITDA	7.0 - 17.2	11.6
	$1,574,397

	As of December 31, 2023
		Valuation	Unobservable		Weighted
	Fair Value	Technique	Input	Range	Average
First-lien senior secured debt investments	$1,346,174	Discounted cash flow analysis	Discount rate	8.3% - 15.0%	10.2%
Preferred equity investment	9,287	Discounted cash flow analysis	Original Cost	15.0%	15.0%
Other equity investments	8,037	Comparable Multiples	EV/ EBITDA	7.1 - 17.2	11.5
	$1,363,498

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

Note 6. Debt

Corporate Credit Facility

As of June 30, 2024, the Company had a senior secured revolving credit facility (the “Corporate Credit Facility”), that has a total commitment of $400,000. The Company entered into the Corporate Credit Facility on February 18, 2022. The Corporate Credit Facility’s commitment termination date and the final maturity date are February 18, 2026 and February 18, 2027, respectively. The Corporate Credit Facility also provides for a feature that allows the Company, under certain circumstances, to increase the overall size of the Corporate Credit Facility to a maximum of $550,000. The interest rate on the Corporate Credit Facility is equal to Term SOFR (a forward-looking rate based on SOFR futures) plus an applicable spread of 2.35% per annum or an “alternate base rate” (as defined in the agreements governing the Corporate Credit Facility) plus an applicable spread of 1.25%. The Company is also required to pay a commitment fee of 0.375% per annum on any unused portion of the Corporate Credit Facility.

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

For the six months ended June 30, 2024 and 2023, the average amount of borrowings outstanding under the Corporate Credit Facility was $146,692 and $293,044, respectively, with a weighted average interest rate of 7.73% and 7.06%, respectively. As of June 30, 2024, the Company had $75,000 outstanding under the Corporate Credit Facility at a weighted average interest rate of 7.69%.

Revolving Funding Facility

As of June 30, 2024, the Company had a senior secured revolving funding facility (the “Revolving Funding Facility”), that has a total commitment of $600,000. On April 3, 2024, the Company and its wholly owned, special purpose financing subsidiary, Kayne Anderson BDC Financing, LLC (“KABDCF”), amended the Revolving Funding Facility. Under the terms of the third amendment, the Company and KABDCF increased the commitment amount from $455,000 to $600,000. The end of the reinvestment period was extended to April 2, 2027, and the maturity date was extended to April 3, 2029. The interest rate on the Revolving Funding Facility was reduced from daily SOFR plus 2.75% per annum to SOFR plus 2.375% - 2.50% per annum depending on the mix of loans securing the Revolving Funding Facility. All other terms of the Revolving Funding Facility remained substantially the same. The Revolving Funding Facility is secured by all of the assets held by KABDCF and the Company has agreed that it will not grant or allow a lien on the membership interest of KABDCF.

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

For the six months ended June 30, 2024 and 2023, the average amount of borrowings outstanding under the Revolving Funding Facility was $338,906 and $268,204, respectively, with a weighted average interest rate of 7.92% and 7.45%, respectively. As of June 30, 2024, the Company had $389,000 outstanding under the Revolving Funding Facility at a weighted average interest rate of 7.76%.

Revolving Funding Facility II

As of June 30, 2024, the Company and Kayne Anderson BDC Financing II, LLC (“KABDCF II”), a wholly-owned, special purpose financing subsidiary, had a senior secured revolving credit facility (the “Revolving Funding Facility II”). The Revolving Funding Facility II has an initial commitment of $150,000 which, under certain circumstances, can be increased up to $500,000. The Revolving Funding Facility II is secured by all of the assets held by KABDCF II and the Company has agreed that it will not grant or allow a lien on the membership interest of KABDCF II. The end of the reinvestment period and the stated maturity date for the Revolving Funding Facility II are December 22, 2026, and December 22, 2028, respectively. The interest rate on the Revolving Funding Facility II is equal to 3-month term SOFR plus 2.70% per annum. KABDCF II is also required to pay a commitment fee of 0.50% between December 22, 2023 and September 22, 2024 and 0.75% thereafter on the unused portion of the Revolving Funding Facility II.

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

For the six months ended June 30, 2024, the average amount of borrowings outstanding under the Revolving Funding Facility II was $69,098, with a weighted average interest rate of 8.02%. As of June 30, 2024, the Company had $83,000 outstanding under the Revolving Funding Facility II at a weighted average interest rate of 8.01%.

Subscription Credit Agreement

On April 1, 2024, the Company fully repaid all amounts outstanding and terminated the remaining commitment of $50,000 under its credit agreement (the “Subscription Credit Agreement”) that was scheduled to mature on December 31, 2024. The Subscription Credit Agreement permitted the Company to elect the commitment amount each quarter to borrow up to $50,000, subject to availability under the borrowing base which was calculated based on the unused capital commitments of the investors meeting various eligibility requirements. The interest rate under the Subscription Credit Agreement was equal to the Secured Overnight Financing Rate (“SOFR”) plus 2.25% (subject to a 0.275% SOFR floor). The Company was also required to pay a commitment fee of 0.25% per annum on any unused portion of the Subscription Credit Agreement. The Company also paid an extension fee of 0.075% per quarter on the elected commitment amount on the first day of each calendar quarter.

For the six months ended June 30, 2024 and 2023, the average amount of borrowings outstanding under the Subscription Credit Agreement were $6,648 and $67,320, respectively, with a weighted average interest rate of 7.61% and 6.76%, respectively.

Senior Unsecured Notes

As of June 30, 2024, the Company had $75,000 aggregate principal amount of senior unsecured notes (the “Notes”).

The table below sets forth a summary of the key terms of each series of Notes outstanding at June 30, 2024.

	Principal		Estimated	Fixed
	Outstanding	Unamortized	Fair Value	Interest
Series	June 30, 2024	Issuance Costs	June 30, 2024	Rate	Maturity
A	$25,000	$236	$26,828	8.65%	6/30/2027
B	50,000	512	54,092	8.74%	6/30/2028
	$75,000	$748	$80,920

Holders of the Notes are entitled to receive cash interest payments semi-annually (on January 30 and July 30) at the fixed rate. As of June 30, 2024, the weighted average interest rate on the outstanding Notes was 8.71%.

As of June 30, 2024, the Notes were rated “BBB” by Kroll Bond Rating Agency (“KBRA”). The Company is required to maintain a current rating from one rating agency with respect to the Notes. In the event the Company does not maintain a current rating from a rating agency for a specified period of time or the credit rating on the Notes falls below “BBB-” (a “Below Investment Grade Event”), the interest rate per annum on the Notes will increase by 1.0% during the period the Notes are rated below “BBB-”. In the event the Company’s Secured Debt Ratio exceeds 60% (until June 29, 2024) or 55% (on or after June 29, 2024) (a “Secured Debt Ratio Event”), the interest rate per annum on the Notes will increase by 1.5% during the period the ratio is above stated percentage. If a Below Investment Grade Event and a Secured Debt Ratio Event is continuing at the same time the aggregate increase in interest rate per annum will not exceed 2.0%.

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

At June 30, 2024, the Company was in compliance with all covenants under the Notes agreements.

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

Debt obligations consisted of the following as of June 30, 2024 and December 31, 2023.

	June 30, 2024
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Notes	$75,000	$75,000	$-	$74,252
Corporate Credit Facility	400,000	75,000	325,000	73,679
Revolving Funding Facility	600,000	389,000	211,000	383,192
Revolving Funding Facility II	150,000	83,000	67,000	81,429
Total debt	$1,225,000	$622,000	$603,000	$612,552

(1)	The amount available under the Company’s credit facilities do not reflect any limitations related to each borrowing base as of June 30, 2024 for the assets held at KABDCF and KABDCF II.

(2)	The carrying value of the Notes, Corporate Credit Facility, Revolving Funding Facility and Revolving Funding Facility II are presented net of deferred financing costs totaling $9,448.

	December 31, 2023
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Notes	$75,000	$75,000	$-	$74,149
Corporate Credit Facility	400,000	234,000	166,000	232,285
Revolving Funding Facility	455,000	306,000	18,536	303,981
Revolving Funding Facility II	150,000	70,000	9,716	68,195
Subscription Credit Agreement	50,000	10,750	39,250	10,709
Total debt	$1,130,000	$695,750	$233,502	$689,319

(1)	The amount available under the Company’s credit facilities reflects the assets held at KABDCF and KABDCF II and any limitations related to each borrowing base as of December 31, 2023.

(2)	The carrying value of the Notes, Corporate Credit Facility, Revolving Funding Facility, Revolving Funding Facility II, and Subscription Credit Agreement are presented net of deferred financing costs totaling $6,431.

For the three and six months ended June 30, 2024 and 2023, the components of interest expense were as follows:

	For the three months ended
	June 30, 2024	June 30, 2023
Interest expense	$12,312	$12,409
Amortization of debt issuance costs	927	593
Total interest expense	$13,239	$13,002
Average interest rate	9.3%	8.1%
Average borrowings	$569,341	$643,780

	For the six months ended
	June 30, 2024	June 30, 2023
Interest expense	$27,071	$23,341
Amortization of debt issuance costs	1,824	1,184
Total interest expense	$28,895	$24,525
Average interest rate	9.1%	7.9%
Average borrowings	$636,346	$629,398

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

Note 7. Share Transactions

Common Stock Issuances

The following table summarizes the number of common stock shares issued and aggregate proceeds received from such issuances related to the Company’s capital call notices pursuant to subscription agreements with investors for the six months ended June 30, 2024 and 2023.

On May 24, 2024, the Company closed its IPO, issuing 6,000,000 shares of its common stock at a public offering price of $16.63 per share. Net of underwriting fees and net of offering expenses, the Company received net cash proceeds of $92,363. The Company’s common stock began trading on the NYSE under the ticker symbol “KBDC” on May 22, 2024.

For the six months ended June 30, 2024
	Offering		Aggregate
	price per	Common stock	offering
Common stock issue date	share	shares issued	amount
February 14, 2024	$16.74	7,089,771	$118,689
April 2, 2024	$16.63	16,232,415	$269,945
May 24, 2024	$16.63	6,000,000	$99,780
Total common stock issued		29,322,186	$488,414

For the six months ended June 30, 2023
	Offering		Aggregate
	price per	Common stock	offering
Common stock issue date	share	shares issued	amount
April 4, 2023	$16.61	3,010,942	$50,000
Total common stock issued		3,010,942	$50,000

Share Repurchase Plan

On May 21, 2024, the Company entered into a share repurchase plan, or the Company 10b5-1 Plan, to acquire up to $100,000 in the aggregate of the Company’s Common Stock at prices below the Company’s net asset value per share over a specified period, in accordance with the guidelines specified in Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The Company 10b5-1 Plan was approved by the Board of Directors on March 6, 2024. The Company 10b5-1 Plan requires Morgan Stanley Corporation as the Company’s agent, to repurchase Common Stock on its behalf when the market price per share is below the most recently reported net asset value per share (including any updates, corrections or adjustments publicly announced by the Company to any previously announced net asset value per share, including any distributions declared). Under the Company 10b5-1 Plan, the volume of purchases would be expected to increase as the price of the Company’s Common Stock declines, subject to volume restrictions. The timing and amount of any share repurchases will depend on the terms and conditions of the Company 10b5-1 Plan, the market price of the Company’s Common Stock and trading volumes, and no assurance can be given that Common Stock be repurchased in any particular amount or at all. The repurchase of shares pursuant to the Company 10b5-1 Plan is intended to satisfy the conditions of Rule 10b5-1 and Rule 10b-18 under the Exchange Act, and will otherwise be subject to applicable law, including Regulation M, which may prohibit repurchases under certain circumstances. The Company 10b5-1 Plan commenced beginning 60 calendar days following the end of the “restricted period” under Regulation M and will terminate upon the earliest to occur of (i) the close of business on May 24, 2025, (ii) the end of the trading day on which the aggregate purchase price for all shares purchased under the Company 10b5-1 Plan equals $100,000 and (iii) the occurrence of certain other events described in the Company 10b5-1 Plan.

The “restricted period” under Regulation M ended upon the closing of the Company’s IPO and, therefore, the Common Stock repurchases/purchases described above began on July 23, 2024.

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

Dividends and Dividend Reinvestment

The following tables summarize the dividends declared and payable by the Company for the six months ended June 30, 2024 and 2023. See Note 11 – Subsequent Events.

For the six months ended June 30, 2024
	Dividend	Dividend	Dividend
Dividend declaration date	record date	payment date	per share
March 6, 2024	March 29, 2024	April 17, 2024	$0.40
May 8, 2024	June 28, 2024	July 15, 2024	0.40
Total dividends declared			$0.80

For the six months ended June 30, 2023
	Dividend	Dividend	Dividend
Dividend declaration date	record date	payment date	per share
March 7, 2023	March 31, 2023	April 14, 2023	$0.47
May 10, 2023	June 30, 2023	July 14, 2023	0.53
Total dividends declared			$1.00

The following tables summarize the amounts received and shares of common stock issued to shareholders pursuant to the Company’s dividend reinvestment plan (“DRIP”) for the six months ended June 30, 2024 and 2023. See Note 11 – Subsequent Events.

For the six months ended June 30, 2024
	Dividend	DRIP	DRIP
Dividend record date	payment date	shares issued	value
December 29, 2023	January 16, 2024	95,791	$1,573
March 29, 2024	April 17, 2024	94,816	1,577
		190,607	$3,150

For the six months ended June 30, 2023
	Dividend	DRIP	DRIP
Dividend record date	payment date	shares issued	value
December 29, 2022	January 13, 2023	57,860	$955
March 31, 2023	April 14, 2023	65,733	1,089
		123,593	$2,044

For the dividend declared on May 10, 2024 and paid on July 15, 2024, the DRIP value was $4,431 and was reinvested into the Company through open market purchases of common stock.

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

On May 10, 2024, in conjunction with the Company’s IPO, the Board of Directors declared the following special dividends:

Record date	Pay date	Special Dividend
December 5, 2024	December 20, 2024	$0.10
March 3, 2025	March 18, 2025	$0.10
June 9, 2025	June 24, 2025	$0.10

Note 8. Commitments and Contingencies

The Company had an aggregate of $178,545 and $147,928, respectively, of unfunded commitments to provide debt financing to its portfolio companies as of June 30, 2024 and December 31, 2023. Such commitments are generally subject to the satisfaction of certain financial and nonfinancial covenants and certain operational metrics. The commitment period for these amounts may be shorter than the maturity date if drawn or funded. These commitments are not reflected in the Company’s consolidated statement of assets and liabilities. Consequently, such commitments result in an element of credit risk in excess of the amount recognized in the Company’s consolidated statement of assets and liabilities.

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

A summary of the composition of the unfunded commitments as of June 30, 2024 and December 31, 2023 is shown in the table below.

	As of	As of
	June 30, 2024	December 31, 2023
Alcami Corporation (Alcami)	$1,565	$2,543
Allcat Claims Service, LLC	5,370	5,370
Allentown, LLC	663	785
American Equipment Holdings LLC	1,931	483
American Soccer Company, Incorporated (SCORE)	237	2,601
Arborworks Acquisition LLC	780	1,872
Basel U.S. Acquisition Co., Inc. (IAC)	1,622	1,622
BCI Burke Holding Corp.	4,659	4,659
OAO Acquisitions, Inc. (BearCom)	6,172	6,982
BLP Buyer, Inc. (Bishop Lifting Products)	3,362	6,548
BR PJK Produce, LLC (Keany)	2,352	2,870
Brightview, LLC	194	-
Carton Packaging Buyer, Inc.	2,848	2,848
CCFF Buyer, Inc	17,738	-
CGI Automated Manufacturing, LLC	556	2,390
City Line Distributors, LLC	2,530	5,322
Curio Brands, LLC	1,719	1,719
DISA Holdings Corp. (DISA)	3,456	6,142
Diverzify Intermediate, LLC	3,155	-
DRS Holdings III, Inc. (Dr. Scholl’s)	310	310
Eastern Wholesale Fence	198	1,332
EIS Legacy, LLC	3,846	6,922
Energy Acquisition LP (Electrical Components International, Inc. – ECI)	1,442	-
Envirotech Services, LLC	6,704	-
Eppinger Technologies, LLC	1,450	1,450
FCA, LLC (FCA Packaging)	2,492	2,670
Foundation Consumer Brands	577	577
Fralock Buyer LLC	100	300
Guardian Dentistry Partners	773	-
Guided Practice Solutions	4,000	10,299
Gulf Pacific Holdings, LLC	8,655	10,153
Gusmer Enterprises, Inc.	3,677	3,676
Home Brands Group Holdings, Inc. (ReBath)	2,099	2,099
I.D. Images Acquisition, LLC	2,020	2,020
IF&P Foods, LLC (FreshEdge)	1,656	1,656
Improving Acquisition LLC	1,672	1,672
Krayden Holdings, Inc.	5,437	5,438
Light Wave Dental Management LLC	1,251	827
LSL Industries, LLC (LSL Healthcare)	15,224	15,224
Luxium Solutions, LLC	1,239	-
MacNeill Pride Group	1,798	3,877
Phoenix YW Buyer, Inc. (Elida Beauty)	1,960	-
Pixel Intermediate, LLC	1,883	-
PMFC Holding, LLC	68	137
Refocus Management Services, LLC	8,799	-
Regiment Security Partners LLC	103	104
The Robinette Company	6,254	-
Ruff Roofers Buyer, LLC	10,966	10,966
Salt Dental Collective	1,768	-
SGA Dental Partners Holdings, LLC	4,397	5,087
Siegel Egg Co., LLC	528	537
Silk Holdings III Corp. (Suave)	6,667	-
Spinrite, Inc.	2,549	-
Sundance Holdings Group, LLC	438	439
Trademark Global LLC	480	480
United Safety & Survivability Corporation (USSC)	-	469
USALCO, LLC	1,494	1,494
Vehicle Accessories, Inc.	1,926	1,671
Vitesse Systems Parent, LLC	312	-
Worldwide Produce Acquisition, LLC	424	1,286
Total unfunded commitments	$178,545	$147,928

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2024 and December 31, 2023, management was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

Note 9. Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of June 30, 2024 and 2023, there were no dilutive shares.

The following table sets forth the computation of basic and diluted earnings per share of common stock for the six months ended June 30, 2024 and 2023.

	For the three months ended		For the six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net increase (decrease) in net assets resulting from operations	$31,180	$21,002	$58,935	$40,409
Weighted average shares of common stock outstanding - basic and diluted	67,426,904	38,905,173	56,386,161	37,425,525
Earnings (loss) per share of common stock - basic and diluted	$0.46	$0.54	$1.05	$1.08

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

Note 10. Financial Highlights

The following per share of common stock data has been derived from information provided in the unaudited financial statements. The following is a schedule of financial highlights for the six months ended June 30, 2024 and 2023.

	For the six months ended June 30,
Per Common Share Operating Performance (1)	2024 (amounts in thousands, except share and per share amounts)	2023 (amounts in thousands, except share and per share amounts)
Net Asset Value, Beginning of Period	$16.42		$16.50

Results of Operations:
Net Investment Income	1.03		1.10
Net Realized and Unrealized Gain (Loss) on Investments(2)	0.03		(0.02)
Net Increase (Decrease) in Net Assets Resulting from Operations	1.06		1.08

Distributions to Common Stockholders
Distributions	(0.80)		(1.00)
Net Decrease in Net Assets Resulting from Distributions	(0.80)		(1.00)

Capital Share Transactions
Issuance of Common Stock, net of Underwriting and Offering Costs	(0.11)		-
Net Increase (Decrease) Resulting from Capital Share Transactions	(0.11)		-
Net Asset Value, End of Period	$16.57		$16.58
Per Share Market Value, End of Period	$15.95	$	N/A

Shares Outstanding, End of Period	71,116,459		39,013,826

Ratio/Supplemental Data
Net assets, end of period	$1,178,176		$646,926
Weighted-average shares outstanding	56,386,161		37,425,525
Total Return based on net asset value(3)	5.9%		6.6%
Total Return based on market value(4)	(1.7)%		N/A
Portfolio turnover	7.9%		5.1%
Ratio of operating expenses to average net assets before waivers(5)	10.2%		11.9%
Ratio of operating expenses to average net assets with waiver(5)	9.2%		11.9%
Ratio of net investment income (loss) to average net assets(5)	13.1%		13.5%

(1)	The per common share data was derived by using weighted average shares outstanding.

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

(2)	Realized and unrealized gains and losses per share in this caption are balancing amounts necessary to reconcile the change in net asset value per share for the period and may not reconcile with the aggregate gains and losses in the Consolidated Statement of Operations due to share transactions during the period.

(3)	Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share (if any), divided by the beginning NAV per share. The calculation also assumes reinvestment of dividends at actual prices pursuant to the Company’s dividend reinvestment plan. Total return is not annualized.

(4)	Total return based on market value is calculated as the change in market value per share during the respective periods, plus distributions per share, if any, divided by the beginning market value per share. The calculation also assumes reinvestment of dividends at actual prices pursuant to the Company’s dividend reinvestment plan. The beginning market value per share is based on the initial public offering price of $16.63 per share and not annualized.

(5)	Ratio is annualized.

Note 11. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the financial statements included herein. There have been no subsequent events that require recognition or disclosure in these financial statements except as described below.

On July 15, 2024, the Company paid a regular dividend of $0.40 per share to each common stockholder of record as of June 28, 2024. The total dividend was $28,446 and $4,431 was reinvested into the Company through open market purchases of common stock.

On August 7, 2024, the Board of Directors of the Company declared a regular dividend to common stockholders in the amount of $0.40 per share. The regular dividend of $0.40 per share will be paid on October 15, 2024 to stockholders of record as of the close of business on September 30, 2024, payable in cash or shares of common stock of the Company pursuant to the Company’s Dividend Reinvestment Plan, as amended.

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

The Advisor executes on our investment objective by (1) accessing the established loan sourcing channels developed by KAPC, which includes an extensive network of private equity firms, other middle market lenders, financial advisors, intermediaries and management teams, (2) selecting investments within our middle market company focus, (3) implementing KAPC’s underwriting process and (4) drawing upon its experience and resources and the broader Kayne Anderson network. KAPC was established in 2011 and manages (directly and through affiliates) assets under management (“AUM”) of approximately $6.9 billion related to middle market private credit as of June 30, 2024.

On May 24, 2024, we closed our initial public offering (“IPO”), issuing 6,000,000 shares of our common stock at a public offering price of $16.63 per share. Net of underwriting fees, we received net cash proceeds, before offering expenses, of $93.8 million. The Company’s common stock began trading on the New York Stock Exchange (“NYSE”) under the ticker symbol “KBDC” on May 22, 2024.

Recent Developments

On July 15, 2024, we paid a regular dividend of $0.40 per share to each common stockholder of record as of June 28, 2024. The total dividend was $28.4 million and $4.4 million was reinvested into the Company through the open market purchase of common stock.

On August 7, 2024, our Board of Directors declared a regular dividend to common stockholders in the amount of $0.40 per share. The regular dividend of $0.40 per share will be paid on October 15, 2024 to stockholders of record as of the close of business on September 30, 2024, payable in cash or shares of our common stock pursuant to our Dividend Reinvestment Plan, as amended.

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

As of June 30, 2024, we had investments in 106 portfolio companies with an aggregate fair value of approximately $1,847 million, and unfunded commitments to these portfolio companies of $179 million, and our portfolio consisted of 97.8% first lien senior secured loans, 1.2% subordinated debt and 1.0% equity investments.

As of June 30, 2024, we held investments in broadly syndicated loans in 22 portfolio companies with an aggregate principal amount of $273 million. Our investments in broadly syndicated loans were made in anticipation of the receipt of proceeds from our final capital call and our IPO which closed during the second quarter of 2024. Prior to these investments, we had not held broadly syndicated loans since 2022. Consistent with our strategy at that time, we expect to rotate out of these investments over coming quarters to invest in private middle market loans consistent with our principal strategy. We have presented certain portfolio-related information below for our private middle market loans and broadly syndicated loans separately and on a combined basis for ease of reference.

As of June 30, 2024, 100% of our debt investments had floating interest rates. Our weighted average yields for debt investments were as follows:

●	private middle market loans at fair value and amortized cost weighted average yields were 12.3% and 12.4%, respectively

●	broadly syndicated loans at fair value and amortized cost weighted average yields were 8.3% and 8.2%, respectively; and

●	total debt investments at fair value and amortized cost weighted average yields were 11.7% and 11.8%, respectively

As of June 30, 2024, our portfolio was invested across 33 different industries (Global Industry Classification “GICS”, Level 3 – Industry). The largest industries in our portfolio as of June 30, 2024 were Trading Companies & Distributors, Food Products, Commercial Services & Supplies and Health Care Providers & Services, which represented, as a percentage of our portfolio of long-term investments, 12.9%, 9.6%, 8.1% and 7.9%, respectively, based on fair value. We are generalist investors and the mix of industries represented by our portfolio companies will vary over time.

As of June 30, 2024, our average position size based on commitment (at the portfolio company level) was $19.3 million.

As of June 30, 2024, the weighted average and median last twelve months (“LTM”) EBITDA of our portfolio companies were as follows:

●	private middle market loans were $58.9 million and $34.2 million, respectively, based on fair value[1]

●	broadly syndicated loans were $2,022.9 million and $1,200.9 million, respectively, based on fair value; and

●	total investments were $364.1 million and $46.4 million, respectively, based on fair value[1]

As of June 30, 2024, the weighted average loan-to-enterprise-value (“LTEV”) of our debt investments at the time of our initial investment was as follows:

●	private middle market loans was 42.9%, based on par[1]

●	broadly syndicated loans was 35.2%, based on par

●	total investments was 41.7%, based on par; and[1]

●	LTEV represents the total par value of our debt investment relative to our estimate of the enterprise value of the underlying borrower

As of June 30, 2024, we had two debt investments on non-accrual status, which represented 1.0% and 1.2% of total debt investments at fair value and cost, respectively.

As of June 30, 2024, our portfolio companies’ weighted average leverage ratios and weighted average interest coverage ratios (the calculations of which are based on the most recent quarter end or latest available information from the portfolio companies) were as follows:

●	private middle market loans were 4.3x and 3.1x, respectively, based on fair value[1]

●	broadly syndicated loans were 3.4x and 3.9x, respectively, based on fair value; and

●	total investments were 4.1x and 3.2x, respectively, based on fair value[1]

As of June 30, 2024, the percentage of our debt investments including at least one financial maintenance covenant was as follows:

●	private middle market loans was 100% based on fair value

●	broadly syndicated loans was 0%, based on fair value; and

●	total investments was 84.5%, based on fair value

[1]	Excludes investments on watch list, which represent 4.0% of the total fair value of debt investments as of June 30, 2024.

Our investment activity for the three months ended June 30, 2024 and 2023 is presented below (information presented herein is at par value unless otherwise indicated).

	For the three months ended June 30,
	2024 ($ in millions)	2023 ($ in millions)
New investments:
Gross new investments commitments	$171.8	$57.2
Less: investment commitments sold down, exited or repaid(1)	(95.2)	(45.9)
Net investment commitments	76.6	11.3

Principal amount of investments funded(2):
Private credit investments	$135.7	$73.0
Broadly syndicated loans	30.0	-
Preferred and common equity investments	0.5	0.2
Total principal amount of investments funded	166.2	73.2

Principal amount of investments sold / repaid (2):
Private credit investments	(40.5)	(42.3)
Broadly syndicated loans	(58.5)	-
Total principal amount of investments sold or repaid	(99.0)	(42.3)

Number of new private credit investment commitments	18	8
Average new private credit investment commitment amount	$7.8	$7.2
Number of new broadly syndicated loan commitments	2	-
Average new broadly syndicated loan commitment amount	$15.0	$-
Weighted average maturity for new investment commitments(3)	4.6 years	2.9 years
Percentage of new debt investment commitments at floating rates	100.0%	100.0%
Percentage of new debt investment commitments at fixed rates	0.0%	0.0%
Weighted average interest rate of new private credit investment commitments(4)	11.1%	12.3%
Weighted average interest rate of new broadly syndicated loan commitments(4)	7.8%	-
Weighted average interest rate on investments sold or paid down(5)	9.7%	14.1%

(1)	Does not include repayments on revolving loans, which may be redrawn.

(2)	Does not include restructured activity.

(3)	For undrawn delayed draw term loans, the maturity date used is that of the associated term loan.

(4)	Based on the rate in effect at June 30, 2024 per our Consolidated Schedule of Investments for new commitments entered into during the quarter.

(5)	Based on the underlying rate if still held at June 30, 2024. For those investments sold or paid down in full during the year, based on the rate in effect at the time of sale or paid down.

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

The table below sets forth our fair value of debt investments and number of portfolio companies, including percentage of each total, that are on watch list as of June 30, 2024 and December 31, 2023. This table excludes equity investments.

As of June 30, 2024				As of December 31, 2023
Fair Value ($ in millions)%		Number of Companies	%	Fair Value ($ in millions)%		Number of Companies	%
$73.0	4.0%	5	4.7%	$74.0	5.5%	5	6.6%

We use Global Industry Classification Standards (GICS), Level 3 – Industry, for classifying the industry groupings of our portfolio companies. The table below describes long-term investments by industry composition based on fair value as of June 30, 2024 and December 31, 2023.

	June 30, 2024	December 31, 2023
Trading companies & distributors	12.9%	15.3%
Food products	9.6%	11.5%
Commercial services & supplies	8.1%	9.4%
Health care providers & services	7.9%	7.4%
Containers & packaging	6.1%	7.2%
Aerospace & defense	5.4%	6.3%
Professional services	5.1%	4.5%
Personal care products	4.0%	3.0%
Leisure products	4.0%	3.3%
Machinery	3.2%	3.8%
IT services	2.8%	3.8%
Chemicals	2.8%	3.1%
Textiles, apparel & luxury goods	2.5%	3.3%
Automobile components	2.4%	2.0%
Specialty retail	2.4%	0.7%
Insurance	2.1%	2.2%
Pharmaceuticals	2.0%	0.5%
Software	1.9%	2.5%
Diversified telecommunication services	1.7%	0.4%
Wireless telecommunication services	1.6%	2.1%
Health care equipment & supplies	1.6%	1.5%
Hotels, restaurants & leisure	1.5%	-%
Building products	1.5%	2.0%
Household durables	1.1%	1.5%
Entertainment	0.9%	-%
Household products	0.9%	1.2%
Media	0.9%	-%
Construction materials	0.8%	-%
Biotechnology	0.7%	0.9%
Semiconductors & semiconductor equipment	0.6%	-%
Electrical equipment	0.5%	-%
Capital markets	0.4%	0.6%
Diversified consumer services	0.1%	-%
Total	100.0%	100.0%

Results of Operations

For the three and six months ended June 30, 2024 and 2023, our total investment income was derived from our portfolio of investments.

The following table represents the operating results for the three and six months ended June 30, 2024 and 2023.

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
	($ in millions)	($ in millions)	($ in millions)	($ in millions)
Total investment income	$52.4	$40.7	$98.9	$77.1
Less: Net expenses	(18.0)	(19.0)	(40.8)	(36.1)
Net investment income	34.4	21.7	58.1	41.0
Net realized gains (losses) on investments	(0.1)	-	(0.1)	-
Net change in unrealized gains (losses) on investments	(3.1)	(0.7)	0.9	(0.6)
Net increase (decrease) in net assets resulting from operations	$31.2	$21.0	$58.9	$40.4

Investment Income

Investment income for the three and six months ended June 30, 2024 totaled $52.4 million and $98.9 million, respectively, and consisted primarily of interest income on our debt investments. Investment income for the three and six months ended June 30, 2023, totaled $40.7 million and $77.1 million, respectively, and consisted primarily of interest income on our debt investments. For the three and six months ended June 30, 2024 we had $0.4 million and $0.7 million, respectively, of PIK interest included in interest income. For the three and six months ended June 30, 2023, we had $0.8 million and $1.0 million of PIK interest included in interest income. As of June 30, 2024, we had two debt investments on non-accrual status. As of June 30, 2023, all debt investments were income producing, and there were no loans on non-accrual status.

Expenses

Operating expenses for the three and six months ended June 30, 2024 and 2023 were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
	($ in millions)	($ in millions)	($ in millions)	($ in millions)
Interest and debt financing expenses	$13.2	$13.0	$28.9	$24.5
Management fees	4.3	2.8	7.8	5.5
Incentive fees	4.1	2.4	6.8	4.6
Directors fees	0.1	0.2	0.3	0.3
Other operating expenses	0.9	0.6	1.6	1.2
Total expenses	22.6	19.0	45.4	36.1
Management fee waiver (Note 3)	(0.5)	-	(0.5)	-
Incentive fee waiver (Note 3)	(4.1)	-	(4.1)	-
Net expenses	$18.0	$19.0	$40.8	$36.1

Net Unrealized Gains (Losses) on Investments

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the three and six months ended June 30, 2024 and 2023, net unrealized gains (losses) on our investment portfolio were comprised of the following:

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
	($ in millions)	($ in millions)	($ in millions)	($ in millions)
Unrealized gains on investments	$5.3	$4.4	$9.9	$6.6
Unrealized (losses) on investments	(8.4)	(5.1)	(9.0)	(7.2)
Net change in unrealized gains (losses) on investments	$(3.1)	$(0.7)	$0.9	$(0.6)

For these three-month periods ended June 30, 2024 and 2023, the top five largest contributors to the change in unrealized gains and change in unrealized losses on investments are presented in the following tables.

For the three months ended June 30, 2024 ($ in millions)
Portfolio Company
Energy Acquisition LP (Electrical Components International – ECI)	$0.5
Silk Holdings III Corp. (Suave)	0.5
Phoenix YW Buyer, Inc. (Elida Beauty)	0.3
The Robinette Company	0.3
CCFF Buyer, LLC (California Custom Fruits & Flavors, LLC)	0.2
Other portfolio companies unrealized gains	3.5
Other portfolio companies unrealized (losses)	(4.9)
United Safety & Survivability Corporation (USSC)	(0.4)
Engineered Fastener Company, LLC (EFC International)	(0.5)
Gulf Pacific Holdings, LLC	(0.6)
Siegel Egg Co.,LLC	(0.8)
Trademark Global LLC	(1.2)
Total Unrealized Appreciation (Depreciation), net	$(3.1)

For the three months ended June 30, 2023 ($ in millions)
Portfolio Company
Light Wave Dental Management LLC	$0.6
Silk Holdings III Corp. (Suave)	0.6
BLP Buyer, Inc. (Bishop Lifting Products)	0.6
Sundance Holdings Group, LLC	0.3
Fastener Distribution Holdings, LLC	0.3
Other portfolio companies unrealized gains	2.0
Other portfolio companies unrealized (losses)	(2.8)
IF&P Foods, LLC (FreshEdge)	(0.3)
American Soccer Company, Incorporated	(0.4)
YS Garments, LLC	(0.4)
CGI Automated Manufacturing, LLC	(0.4)
Siegel Egg Co.,LLC	(0.8)
Total Unrealized Appreciation (Depreciation), net	$(0.7)

For these six-month periods ended June 30, 2024 and 2023, the top five largest contributors to the change in unrealized gains and change in unrealized losses on investments are presented in the following tables.

For the six months ended June 30, 2024 ($ in millions)
Portfolio Company
Envirotech Services, LLC	$0.8
CCFF Buyer, LLC (California Custom Fruits & Flavors, Inc.)	0.8
Pixel Intermediate, LLC	0.6
Refocus Management Services, LLC	0.6
MVP VIP Borrower, LLC	0.6
Other portfolio companies unrealized gains	6.5
Other portfolio companies unrealized (losses)	(5.0)
United Safety & Survivability Corporation (USSC)	(0.5)
American Soccer Company, Incorporated (SCORE)	(0.5)
Gulf Pacific Holdings, LLC	(0.6)
Siegel Egg Co., LLC	(1.0)
Trademark Global LLC	(1.4)
Total Change in Unrealized Gain (Loss), net	$0.9

For the six months ended June 30, 2023 ($ in millions)
Portfolio Company
BLP Buyer, Inc. (Bishop Lifting Products)	$0.8
Silk Holdings III Corp. (Suave)	0.7
Light Wave Dental Management LLC	0.5
Engineered Fastener Company, LLC (EFC International)	0.5
Techniks Holdings, LLC / Eppinger Holdings Germany GMBH	0.5
Other portfolio companies unrealized gains	3.6
Other portfolio companies unrealized (losses)	(4.0)
CGI Automated Manufacturing, LLC	(0.4)
American Soccer Company, Incorporated (SCORE)	(0.4)
AIDC Intermediate Co 2, LLC (Peak Technologies)	(0.5)
Genuine Cable Group, LLC	(0.6)
Siegel Parent, LLC	(1.3)
Total Change in Unrealized Gain (Loss), net	$(0.6)

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

We finance our investments with leverage in the form of borrowings under credit facilities and issuances of senior unsecured notes. We also intend to further borrow under credit facilities and/or issue senior unsecured notes in the future in order to finance our investments. In accordance with the 1940 Act, we are required to meet a coverage ratio of total assets (less total liabilities other than indebtedness) to total borrowings and other senior securities (and any preferred stock that we may issue in the future) of at least 150%. If this ratio declines below 150%, we cannot incur additional leverage and could be required to sell a portion of our investments to repay some leverage when it is disadvantageous to do so. As of June 30, 2024 and December 31, 2023, our asset coverage ratios were 289% and 198%, respectively. We currently intend to target asset coverage of 200% to 180% (which equates to a debt-to-equity ratio of 1.0x to 1.25x) but may alter this target based on market conditions.

Over the next twelve months, we expect that cash and cash equivalents, taken together with our available capacity under our credit facilities, will be sufficient to conduct anticipated investment activities. Beyond twelve months, we expect that our cash and liquidity needs will continue to be met by cash generated from our ongoing operations as well as financing activities.

As of June 30, 2024, we had $75 million Notes outstanding, $547 million borrowed under our credit facilities and cash and cash equivalents of $40.6 million (including short-term investments). As of that date, we had $603 million of undrawn commitments available on our credit facilities (subject to borrowing base restrictions and other conditions). As of August 8, 2024, we had $75 million Notes outstanding, $640.0 million borrowed under our credit facilities and cash and cash equivalents of $15.1 million (including short-term investments).

IPO and Capital Contributions

On May 24, 2024, we closed our IPO, issuing 6,000,000 shares of our common stock at a public offering price of $16.63 per share. Net of underwriting fees, we received net cash proceeds, before offering expenses, of $93.8 million. The Company’s common stock began trading on the New York Stock Exchange (“NYSE”) under the ticker symbol “KBDC” on May 22, 2024.

On April 2, 2024, we issued 16,232,415 shares of our common stock related to capital called at an aggregate purchase price of $269.9 million. Following the final close on April 2, 2024, we had called all of our capital relating to our $1,046.9 million in existing subscription agreements that we had entered into with investors through a private offering, and we do not have any remaining undrawn capital commitments.

Senior Unsecured Notes

As of June 30, 2024, we have $75 million of senior unsecured notes outstanding, with $25 million of 8.65% Series A Notes due June 2027 (the “Series A Notes”) and $50 million of 8.74% Series B Notes due June 2028 (the “Series B Notes”, and collectively with the Series A Notes, the “Notes”).

Credit Facilities

Corporate Credit Facility: As of June 30, 2024, we are party to a senior secured revolving credit facility (the “Corporate Credit Facility”), that has a total commitment of $400 million. The facility’s commitment termination date and the final maturity date are February 18, 2026 and February 18, 2027, respectively. The Corporate Credit Facility also provides for a feature that allows us, under certain circumstances, to increase the overall size of the Corporate Credit Facility to a maximum of $550 million. The interest rate on the Corporate Credit Facility is equal to Term SOFR (a forward-looking rate based on SOFR futures) plus an applicable spread of 2.35% per annum or an “alternate base rate” (as defined in the agreements governing the Corporate Credit Facility) plus an applicable spread of 1.25%. We are also required to pay a commitment fee of 0.375% per annum on any unused portion of the Corporate Credit Facility.

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

Revolving Funding Facility II: As of June 30, 2024, we and our wholly owned, special purpose financing subsidiary, Kayne Anderson BDC Financing II, LLC (“KABDCF II”), are party to a senior secured revolving credit facility (the “Revolving Funding Facility II”). The Revolving Funding Facility II has an initial commitment of $150 million which, under certain circumstances, can be increased up to $500 million. The Revolving Funding Facility II is secured by all of the assets held by KABDCF II and the Company has agreed that it will not grant or allow a lien on the membership interest of KABDCF II. The end of the reinvestment period and the stated maturity date for the Revolving Funding Facility II are December 22, 2026, and December 22, 2028, respectively. The interest rate on the Revolving Funding Facility II is equal to 3-month term SOFR plus 2.70% per annum. KABDCF II is also required to pay a commitment fee of 0.50% between December 22, 2023 and September 22, 2024 and 0.75% thereafter on the unused portion of the Revolving Funding Facility II.

Contractual Obligations

A summary of our significant contractual principal payment obligations related to the repayment of our outstanding indebtedness at June 30, 2024 is as follows:

	Payments Due by Period ($ in millions)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Senior Unsecured Notes	$75.0	$-	$-	$75.0	$-
Corporate Credit Facility	75.0	-	75.0	-	-
Revolving Funding Facility	389.0	-	-	389.0	-
Revolving Funding Facility II	83.0	-	-	83.0	-
Total contractual obligations	$622.0	$-	$75.0	$547.0	$-

Off-Balance Sheet Arrangements

As of June 30, 2024 and December 31, 2023, we had an aggregate $178.5 million and $147.9 million, respectively, of unfunded commitments to provide debt financing to our portfolio companies. Such commitments are generally subject to the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in our financial statements. Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not have any other off-balance sheet financings or liabilities.

Critical Accounting Estimates

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies, including those relating to the valuation of our investment portfolio, are described below. The critical accounting policies should be read in conjunction with our risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and in this Quarterly Report. See Note 2 to our consolidated financial statements for the six months ended June 30, 2024, for more information on our critical accounting policies.

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

Related Party Transactions

Investment Advisory Agreement. On February 5, 2021, we entered into the Investment Advisory Agreement with our Advisor. In addition, on March 6, 2024, the Board approved an amended and restated investment advisory agreement (the “Amended Investment Advisory Agreement”) and a fee waiver agreement (the “Fee Waiver Agreement”) between the Company and the Advisor, which became effective upon the completion of the initial public offering of shares of common stock on May 24, 2024 (the “IPO Date”). On March 6, 2024, the Board approved an additional one-year term of the Investment Advisory Agreement from March 16, 2024 to March 15, 2025.

For services rendered under the Investment Advisory Agreement, we pay a base management fee quarterly in arrears to our Advisor based on the of the fair market value of our investments including, in each case, assets purchased with borrowed funds or other forms of leverage, but excluding cash, U.S. government securities and commercial paper instruments maturing within one year of purchase. We also pay an incentive fee on income and an incentive fee on capital gains to our Advisor.

The Amended Investment Advisory Agreement is materially the same as the Investment Advisory Agreement except, following the IPO Date, the base management fee is calculated at an annual rate of 1.00% and the incentive fee on income is subject to a twelve-quarter lookback quarterly hurdle rate of 1.50% as opposed to a single quarter measurement and is subject to an Incentive Fee Cap based on our Cumulative Pre-Incentive Fee Net Return. This lookback feature provides that the Advisor’s income incentive fee may be reduced if our portfolio experiences aggregate write-downs or net capital losses during the applicable Trailing Twelve Quarters. Pursuant to the Fee Waiver Agreement, commencing on the IPO Date, the Advisor implemented waivers of (i) the income incentive fee for three calendar quarters commencing the quarter the initial public offering was completed and (ii) a portion of the base management fee for one year following the completion of the initial public offering. Amounts waived by the Advisor pursuant to the Fee Waiver Agreement are not subject to recoupment by the Advisor.

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

Since the inception of the Company, the Administrator has engaged sub-administrators to assist the Administrator in performing certain of its administrative duties. During this period, the Administrator has not sought reimbursement of its expenses other than expenses incurred by the sub-administrators. The Administrator has engaged Ultimus Fund Solutions, LLC under a sub-administration agreement. Under the terms of the sub-administration agreement, Ultimus Fund Solutions, LLC will provide fund administration and fund accounting services. The Company pays fees to Ultimus Fund Solutions, LLC, which constitute reimbursable expenses under the Administration Agreement. The Administrator may enter into additional sub-administration agreements with third-parties to perform other administrative and professional services on behalf of the Administrator.

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

Assuming that the consolidated statement of assets and liabilities as of June 30, 2024 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact ($ in millions) of hypothetical base rate changes in interest rate (considering interest rate floors for floating rate instruments). We do not include our investments on non-accrual status and non-incoming producing as of June 30, 2024 in this calculation.

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 200 basis points	$(36.3)	$(10.9)	$(25.4)
Down 100 basis points	$(18.1)	$(5.5)	$(12.6)
Up 100 basis points	$18.1	$5.5	$12.6
Up 200 basis points	$36. 3	$10.9	$25.4

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2024 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic United States Securities and Exchange Commission (the “SEC”) filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

As set forth in the table below (dollars in thousands, except per share and share amounts), during the six months ended June 30, 2024, we issued and sold 23,322,186 shares of common stock at an aggregate offering amount of approximately $388.6 million. The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof and previously reported by us on our current reports on Form 8-K. The Company relied, in part, upon representations from the investors in the subscription agreements that each investor was an accredited investor as defined in Regulation D under the Securities Act.

	Offering		Aggregate
	price per	Common stock	offering
Common stock issue date	share	shares issued	amount
February 14, 2024	$16.74	7,089,771	$118,689
April 2, 2024	$16.63	16,232,415	269,945
		23,322,186	$388,634

Issuer Purchases of Equity Securities

On May 21, 2024, the Company entered into a share repurchase plan, or the Company 10b5-1 Plan, to acquire up to $100 million in the aggregate of the Company’s Common Stock at prices below the Company’s net asset value per share over a specified period, in accordance with the guidelines specified in Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The Company 10b5-1 Plan was approved by the Board of Directors on March 6, 2024. The Company 10b5-1 Plan requires Morgan Stanley Corporation as the Company’s agent, to repurchase Common Stock on its behalf when the market price per share is below the most recently reported net asset value per share (including any updates, corrections or adjustments publicly announced by the Company to any previously announced net asset value per share, including any distributions declared). Under the Company 10b5-1 Plan, the volume of purchases would be expected to increase as the price of the Company’s Common Stock declines, subject to volume restrictions. The timing and amount of any share repurchases will depend on the terms and conditions of the Company 10b5-1 Plan, the market price of the Company’s Common Stock and trading volumes, and no assurance can be given that Common Stock be repurchased in any particular amount or at all. The repurchase of shares pursuant to the Company 10b5-1 Plan is intended to satisfy the conditions of Rule 10b5-1 and Rule 10b-18 under the Exchange Act, and will otherwise be subject to applicable law, including Regulation M, which may prohibit repurchases under certain circumstances. The Company 10b5-1 Plan commenced beginning 60 calendar days following the end of the “restricted period” under Regulation M and will terminate upon the earliest to occur of (i) the close of business on May 24, 2025, (ii) the end of the trading day on which the aggregate purchase price for all shares purchased under the Company 10b5-1 Plan equals $100 million and (iii) the occurrence of certain other events described in the Company 10b5-1 Plan.

The “restricted period” under Regulation M ended upon the closing of the Company’s IPO and, therefore, the Common Stock repurchases/purchases described above began on July 23, 2024.

During the six months ended June 30, 2024, the Company did not repurchase any shares under the Company 10b5-1 Plan.

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this Report.

Exhibit Index

3.1	Certificate of Formation (3)
3.2	Initial Limited Liability Company Agreement (1)
3.3	Certificate of Conversion (2)
3.4	Certificate of Incorporation (2)
3.5	Amended and Restated Bylaws (5)
4.1	Description of Securities (3)
10.1	Investment Advisory Agreement (1)
10.2	Amendment to Investment Advisory Agreement (3)
10.3	Amended and Restated Investment Advisory Agreement*
10.4	Fee Waiver Agreement*
10.5	Administration Agreement (1)
10.6	License Agreement (1)
10.7	Indemnification Agreement (1)
10.8	Custody Agreement (1)
10.9	Subscription Agreement (1)
10.10	Credit Agreement, dated February 5, 2021, by and between Kayne Anderson BDC, Inc., as borrower, lenders signatories thereto, and agent and the lead arranger (2)
10.11	Second Amendment to Credit Agreement, dated December 3, 2021, by and between Kayne Anderson BDC, Inc., as borrower, lender signatories thereto, and agent and lead arranger (5)
10.12	Third Amendment to the Credit Agreement, dated December 30, 2022, by and between Kayne Anderson BDC, Inc., as borrower, lenders, and City National Bank as administrative agent for the lenders (7)
10.13	Fourth Amendment to the Credit Agreement, dated December 31, 2023, by and between Kayne Anderson BDC, Inc., as borrower, lenders, and City National Bank as administrative agent for the lenders (10)
10.14	Senior Secured Revolving Credit Agreement (4)
10.15	Loan and Security Agreement (4)
10.16	First Amendment to Loan and Security Agreement, dated November 17, 2022, by and between KA Credit Advisors, LLC, as collateral manager, Kayne Anderson BDC Financing, LLC, as borrower, certain lenders thereto, administrative agent for the lenders, and collateral agent for the lenders (6)
10.17	Second Amendment to Loan and Security Agreement, dated June 29, 2023, by and between KA Credit Advisors, LLC, as collateral manager, Kayne Anderson BDC Financing, LLC, as borrower, certain lenders thereto, administrative agent for the lenders, and collateral agent for the lenders (8)
10.18	Third Amendment to Loan and Security Agreement, dated April 3, 2024, by and between KA Credit Advisors, LLC, as collateral manager, Kayne Anderson BDC Financing, LLC, as borrower, certain lenders thereto, administrative agent for the lenders, and collateral agent for the lenders (11)
10.19	Loan and Security Agreement, dated December 22, 2023, by and between KA Credit Advisors, LLC, as portfolio manager, Kayne Anderson BDC Financing II, LLC, as borrower, certain lenders thereto, collateral administrator for the lenders, collateral agent for the lenders, securities intermediary party, and administrative agent for the lenders (9)
10.20	Notes Purchase Agreement, dated June 29, 2023, by and among the Company and the Purchasers party thereto (8)
21.1	Subsidiaries of Kayne Anderson BDC, Inc. (3)
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Incorporated by reference from the Company’s Amendment No. 2 to Form 10, as filed with the Securities and Exchange Commission on November 9, 2020.

(2)	Incorporated by reference from the Company’s Form 8-K, as filed with the Securities and Exchange Commission on February 9, 2021.

(3)	Incorporated by reference from the Company’s Form 10-K, as filed with the Securities and Exchange Commission on March 10, 2023.

(4)	Incorporated by reference from the Company’s Form 8-K, as filed with the Securities and Exchange Commission on February 25, 2022.

(5)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, as filed with the Securities and Exchange Commission on August 15, 2022.

(6)	Incorporated by reference from the Company’s Form 8-K, as filed with the Securities and Exchange Commission on November 22, 2022.

(7)	Incorporated by reference from the Company’s Form 8-K, as filed with the Securities and Exchange Commission on January 6, 2023.

(8)	Incorporated by reference from the Company’s Form 8-K, as filed with the Securities and Exchange Commission on July 5, 2023.

(9)	Incorporated by reference from the Company’s Form 8-K, as filed with the Securities and Exchange Commission on December 29, 2023.

(10)	Incorporated by reference from the Company’s Form 8-K, as filed with the Securities and Exchange Commission on January 5, 2024.

(11)	Incorporated by reference from the Company’s Form 8-K, as filed with the Securities and Exchange Commission on April 8, 2024.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kayne Anderson BDC, Inc.

Date: August 13, 2024		/s/ Douglas L. Goodwillie
	Name:	Douglas L. Goodwillie
	Title:	Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: August 13, 2024		/s/ Kenneth B. Leonard
	Name:	Kenneth B. Leonard
	Title:	Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: August 13, 2024		/s/ Terry A. Hart
	Name:	Terry A. Hart
	Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)