Form 10-Q
period 2024-09-30
Kayne Anderson BDC, Inc.
filed 2024-11-13
CIK 1747172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 7, 2024, the registrant had 71,026,111 shares of common stock, $0.001 par value per share, issued and outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Kayne Anderson BDC, Inc.

Consolidated Statements of Assets and Liabilities

(amounts in 000’s, except share and per share amounts)

	September 30, 2024 (Unaudited)	December 31, 2023
Assets:
Investments, at fair value:
Non-controlled, non-affiliated investments (amortized cost of $1,906,348 and $1,343,223)	$1,931,243	$1,363,498
Non-controlled, affiliated investments (amortized cost of $15,438 and $0, respectively)	12,196	-
Short-term investments (amortized cost of $22,670 and $12,802)	22,670	12,802
Cash and cash equivalents	39,083	34,069
Receivable for principal payments on investments	501	104
Interest receivable	22,391	12,874
Prepaid expenses and other assets	161	319
Total Assets	$2,028,245	$1,423,666

Liabilities:
Corporate Credit Facility (Note 6)	$221,000	$234,000
Unamortized Corporate Credit Facility issuance costs	(1,127)	(1,715)
Revolving Funding Facility (Note 6)	409,000	306,000
Unamortized Revolving Funding Facility issuance costs	(5,277)	(2,019)
Revolving Funding Facility II (Note 6)	83,000	70,000
Unamortized Revolving Funding Facility II issuance costs	(1,411)	(1,805)
Subscription Credit Agreement (Note 6)	-	10,750
Unamortized Subscription Credit Facility issuance costs	-	(41)
Notes (Note 6)	75,000	75,000
Unamortized notes issuance costs	(696)	(851)
Payable for investments purchased	17,397	-
Shares repurchased payable (Note 7)	10	-
Distributions payable	28,420	22,050
Management fee payable (Note 3)	3,573	2,996
Incentive fee payable (Note 3)	-	14,195
Accrued expenses and other liabilities	13,151	11,949
Accrued excise tax expense	-	101
Total Liabilities	$842,040	$740,610

Commitments and contingencies (Note 8)

Net Assets:
Common Shares, $0.001 par value; 100,000,000 shares authorized; 71,047,779 and 41,603,666 as of September 30, 2024 and December 31, 2023, respectively, issued and outstanding	$71	$42
Additional paid-in capital	1,153,001	669,990
Total distributable earnings (deficit)	33,133	13,024
Total Net Assets	$1,186,205	$683,056
Total Liabilities and Net Assets	$2,028,245	$1,423,666
Net Asset Value Per Common Share	$16.70	$16.42

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Statements of Operations

(amounts in 000’s, except share and per share amounts)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Income:
Investment income from investments:
Interest income from non-controlled, non-affiliated investments	$57,541	$41,041	$155,015	$117,960
Interest income from non-controlled, affiliated investments	-	-	754	-
Dividend income	278	156	997	349
Total Investment Income	57,819	41,197	156,766	118,309

Expenses:
Management fees	4,764	2,905	12,537	8,438
Incentive fees	5,605	2,371	12,345	6,929
Interest expense	16,069	13,871	44,964	38,396
Professional fees	403	189	1,042	482
Directors fees	158	147	463	464
Other general and administrative expenses	563	345	1,542	1,216
Total Expenses	27,562	19,828	72,893	55,925
Less: Management fee waiver (Note 3)	(1,191)	-	(1,662)	-
Less: Incentive fee waiver (Note 3)	(5,605)	-	(9,714)	-
Net expenses	20,766	19,828	61,517	55,925
Net Investment Income (Loss)	37,053	21,369	95,249	62,384

Realized and unrealized gains (losses) on investments
Net realized gains (losses):
Non-controlled, non-affiliated investments	-	-	(138)	-
Total net realized gains (losses)	-	-	(138)	-
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	1,031	(7,497)	3,323	(8,103)
Non-controlled, affiliated investments	(528)	-	(1,943)	-
Total net change in unrealized gains (losses)	503	(7,497)	1,380	(8,103)
Total realized and unrealized gains (losses)	503	(7,497)	1,242	(8,103)

Net Increase (Decrease) in Net Assets Resulting from Operations	$37,556	$13,872	$96,491	$54,281

Per Common Share Data:
Basic and diluted net investment income per common share	$0.52	$0.53	$1.55	$1.62
Basic and diluted net increase in net assets resulting from operations	$0.53	$0.34	$1.57	$1.41
Weighted Average Common Shares Outstanding - Basic and Diluted	71,083,885	40,499,327	61,321,163	38,461,385

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Statements of Changes in Net Assets

(amounts in 000’s, except share amounts)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$37,053	$21,369	$95,249	$62,384
Net realized gains (losses) on investments	-	-	(138)	-
Net change in unrealized gains (losses) on investments	503	(7,497)	1,380	(8,103)
Net Increase (Decrease) in Net Assets Resulting from Operations	37,556	13,872	96,491	54,281

Decrease in Net Assets Resulting from Stockholder Dividends
Dividends to stockholders	(28,420)	(21,999)	(76,382)	(59,567)
Net Decrease in Net Assets Resulting from Stockholder Dividends	(28,420)	(21,999)	(76,382)	(59,567)

Increase in Net Assets Resulting from Capital Share Transactions
Issuance of common shares, net of underwriting and offering costs	-	40,575	480,997	90,575
Common stock purchased under the share repurchase program	(1,107)	-	(1,107)	-
Reinvestment of dividends	-	1,352	3,150	3,396
Net Increase in Net Assets Resulting from Capital Share Transactions	(1,107)	41,927	483,040	93,971
Total Increase (Decrease) in Net Assets	8,029	33,800	503,149	88,685
Net Assets, Beginning of Period	1,178,176	646,926	683,056	592,041
Net Assets, End of Period	$1,186,205	$680,726	$1,186,205	$680,726

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Statements of Cash Flows

(amounts in 000’s)

(Unaudited)

	For the nine months ended September 30,
	2024	2023
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$96,491	$54,281
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized (gains)/losses on investments	138	-
Net change in unrealized (gains)/losses on investments	(1,380)	8,103
Net accretion of discount on investments	(8,571)	(6,760)
Sales (purchases) of short-term investments, net	(9,868)	(6,781)
Purchases of portfolio investments	(784,316)	(217,836)
Proceeds from sales of investments and principal repayments	216,307	105,319
Paid-in-kind interest from portfolio investments	(2,119)	(1,310)
Amortization of deferred financing cost	2,771	1,936
Increase/(decrease) in operating assets and liabilities:
(Increase)/decrease in interest and dividends receivable	(9,517)	(3,274)
(Increase)/decrease in receivable for principal payments on investments	(397)	(68)
Increase/(decrease) in excise tax payable	(101)	-
(Increase)/decrease in prepaid expenses and other assets	158	228
Increase/(decrease) in payable for investments purchased	17,397	(956)
Increase/(decrease) in management fees payable	577	490
Increase/(decrease) in incentive fee payable	(14,195)	6,930
Increase/(decrease) in accrued other general and administrative expenses	1,202	3,397
Net cash used in operating activities	(495,423)	(56,301)
Cash Flows from Financing Activities:
Borrowings/(payments) on Corporate Credit Facility, net	(13,000)	(77,000)
Borrowings on Revolving Funding Facility, net	103,000	106,000
Borrowings on Revolving Funding Facility II, net	13,000	-
Borrowings/(payments) on Subscription Credit Agreement, net	(10,750)	(83,000)
Payments of debt issuance costs	(4,851)	(1,816)
Payable for share repurchases	10	-
Dividends paid in cash	(66,862)	(49,600)
Proceeds from issuance of common shares, net of underwriting & offering costs	480,997	90,575
Proceeds from issuance of Notes	-	75,000
Repurchase of common shares	(1,107)	-
Net cash provided by financing activities	500,437	60,159
Net increase (decrease) in cash and cash equivalents	5,014	3,858
Cash and cash equivalents, beginning of period	34,069	8,526
Cash and cash equivalents, end of period	$39,083	$12,384

Supplemental and Non-Cash Information:
Interest paid during the period	$40,891	$32,882
Non-cash financing activities not included herein consisted of reinvestment of dividends	$3,150	$3,396

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of September 30, 2024

(amounts in 000’s, except number of shares, units)

(Unaudited)

			Interest		PIK		Maturity	Principal/	Amortized	Fair	Percentage of
Portfolio Company	Footnotes(1)(2)	Investment(3)	Rate	Spread	Rate	Reference(4)	Date	Par	Cost(5)	Value	Net Assets
Debt and Equity Investments
Debt Investments
Aerospace & defense
Basel U.S. Acquisition Co., Inc. (IAC)	(6)	First lien senior secured revolving loan	10.49%	5.50%	-	SOFR(Q)	12/5/2028	$-	$-	$-	0.0%
		First lien senior secured loan	10.49%	5.50%	-	SOFR(Q)	12/5/2028	22,060	21,623	22,060	1.9%
		First lien senior secured delayed draw loan	10.49%	5.50%	-	SOFR(Q)	7/8/2026	-	-	-	0.0%
Fastener Distribution Holdings, LLC		First lien senior secured loan	11.25%	6.50%	-	SOFR(Q)	10/1/2025	15,097	14,925	15,097	1.3%
		First lien senior secured delayed draw loan	11.25%	6.50%	-	SOFR(Q)	10/1/2025	6,702	6,663	6,702	0.6%
Precinmac (US) Holdings, Inc.		First lien senior secured loan	10.95%	6.00%	-	SOFR(M)	8/31/2027	5,311	5,255	5,311	0.4%
		First lien senior secured delayed draw loan	10.95%	6.00%	-	SOFR(M)	8/31/2027	1,093	1,082	1,093	0.1%
TransDigm Inc	(8)	First lien senior secured loan	7.10%	2.50%	-	SOFR(Q)	8/24/2028	10,035	10,083	10,028	0.8%
Vitesse Systems Parent, LLC		First lien senior secured loan	11.96%	7.00%	-	SOFR(M)	12/22/2028	30,974	30,294	30,897	2.6%
		First lien senior secured revolving loan	12.23%	7.00%	-	SOFR(M)	12/22/2028	4,679	4,573	4,667	0.4%
								95,951	94,498	95,855	8.1%
Automobile components
Clarios Global LP	(6)(8)	First lien senior secured loan	7.35%	2.50%	-	SOFR(M)	5/6/2030	10,060	10,099	10,050	0.8%
Speedstar Holding LLC		First lien senior secured loan	11.32%	6.00%	-	SOFR(Q)	7/22/2027	6,115	6,038	6,115	0.5%
		First lien senior secured delayed draw loan	11.32%	6.00%	-	SOFR(Q)	7/2/2026	-	-	-	0.0%
Vehicle Accessories, Inc.		First lien senior secured loan	10.21%	5.25%	-	SOFR(M)	11/30/2026	26,491	26,214	26,491	2.2%
		First lien senior secured revolving loan	10.21%	5.25%	-	SOFR(M)	11/30/2026	-	-	-	0.0%
WAM CR Acquisition, Inc. (Wolverine)		First lien senior secured loan	11.53%	6.25%	-	SOFR(Q)	7/23/2029	26,897	26,372	27,166	2.3%
								69,563	68,723	69,822	5.8%
Biotechnology
Alcami Corporation (Alcami)		First lien senior secured delayed draw loan	12.21%	7.00%	-	SOFR(M)	12/28/2024	848	809	865	0.1%
		First lien senior secured revolving loan	12.21%	7.00%	-	SOFR(Q)	12/21/2028	-	-	-	0.0%
		First lien senior secured loan	12.21%	7.00%	-	SOFR(Q)	12/21/2028	11,530	11,227	11,761	1.0%
								12,378	12,036	12,626	1.1%
Building products
Eastern Wholesale Fence, LLC		First lien senior secured loan	12.95%	8.00%	-	SOFR(M)	10/30/2025	18,508	18,204	18,509	1.6%
		First lien senior secured revolving loan	12.95%	8.00%	-	SOFR(M)	10/30/2025	1,077	1,073	1,077	0.1%
Ruff Roofers Buyer, LLC		First lien senior secured loan	10.35%	5.50%	-	SOFR(M)	11/19/2029	7,133	6,938	7,133	0.6%
		First lien senior secured revolving loan	10.35%	5.50%	-	SOFR(M)	11/19/2029	-	-	-	0.0%
		First lien senior secured delayed draw loan	10.35%	5.50%	-	SOFR(M)	11/19/2029	3,828	3,740	3,828	0.3%
		First lien senior secured delayed draw loan	10.35%	5.50%	-	SOFR(M)	11/17/2025	-	-	-	0.0%
US Anchors Group, Inc. (Mechanical Plastics Corp.)		First lien senior secured loan	9.60%	5.00%	-	SOFR(Q)	7/15/2029	14,145	13,819	14,145	1.2%
		First lien senior secured revolving loan	9.60%	5.00%	-	SOFR(Q)	7/15/2029	-	-	-	0.0%
								44,691	43,774	44,692	3.8%

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of September 30, 2024

(amounts in 000’s, except number of shares, units)

(Unaudited)

			Interest		PIK		Maturity	Principal/	Amortized	Fair	Percentage of
Portfolio Company	Footnotes(1)(2)	Investment(3)	Rate	Spread	Rate	Reference(4)	Date	Par	Cost(5)	Value	Net Assets
Capital markets
Atria Wealth Solutions, Inc.		First lien senior secured loan	12.01%	6.50%	-	SOFR(Q)	11/29/2024	5,061	5,059	5,061	0.4%
		First lien senior secured delayed draw loan	12.01%	6.50%	-	SOFR(Q)	11/29/2024	3,202	3,193	3,202	0.3%
								8,263	8,252	8,263	0.7%
Chemicals
Fralock Buyer LLC		First lien senior secured loan	10.75%	6.00%	0.50%	SOFR(Q)	3/31/2025	9,274	9,259	9,250	0.8%
		First lien senior secured loan	10.75%	6.00%	0.50%	SOFR(Q)	3/31/2025	2,391	2,386	2,385	0.2%
		First lien senior secured revolving loan	10.25%	6.00%	-	SOFR(Q)	3/31/2025	749	745	747	0.1%
Nouryon USA, LLC (f/k/a AkzoNobel Specialty Chemicals)	(8)	First lien senior secured loan	9.07%	4.00%	-	SOFR(Q)	4/3/2028	10,010	10,064	10,010	0.8%
Shrieve Chemical Company, LLC		First lien senior secured loan	11.86%	6.38%	-	SOFR(M)	12/2/2024	8,536	8,498	8,536	0.7%
								30,960	30,952	30,928	2.6%
Commercial services & supplies
Advanced Environmental Monitoring	(7)	First lien senior secured loan	11.21%	6.00%	-	SOFR(Q)	1/29/2027	3,651	3,581	3,651	0.3%
		First lien senior secured loan	10.81%	6.00%	-	SOFR(Q)	1/29/2026	10,159	10,027	10,159	0.9%
Alight Solutions (Tempo Acquisition LLC)	(8)	First lien senior secured loan	7.10%	2.25%	-	SOFR(M)	8/31/2028	8,210	8,241	8,213	0.7%
Allentown, LLC		First lien senior secured loan	11.21%	6.00%	-	SOFR(Q)	4/22/2027	7,528	7,488	7,321	0.6%
		First lien senior secured delayed draw loan	11.21%	6.00%	-	SOFR(Q)	4/22/2027	1,360	1,348	1,322	0.1%
		First lien senior secured revolving loan	13.00%	5.00%	-	PRIME	4/22/2027	663	663	645	0.1%
American Equipment Holdings LLC		First lien senior secured loan	11.74%	6.00%	-	SOFR(S)	11/5/2026	17,822	17,635	17,822	1.5%
		First lien senior secured loan	11.68%	6.00%	-	SOFR(S)	11/5/2026	2,070	2,047	2,070	0.2%
		First lien senior secured loan	11.03%	6.00%	-	SOFR(M)	11/5/2026	561	561	561	0.0%
		First lien senior secured loan	11.70%	6.00%	-	SOFR(S)	11/5/2026	2,632	2,589	2,632	0.2%
		First lien senior secured delayed draw loan	11.74%	6.00%	-	SOFR(S)	11/5/2026	6,192	6,116	6,192	0.5%
		First lien senior secured delayed draw loan	11.29%	6.00%	-	SOFR(M)	11/5/2026	4,931	4,884	4,931	0.4%
		First lien senior secured revolving loan	11.21%	6.00%	-	SOFR(M)	11/5/2026	1,644	1,557	1,644	0.1%
Arborworks Acquisition LLC	(9)(10)	First lien senior secured loan	-	-	-	-	11/6/2028	4,688	4,688	4,688	0.4%
		First lien senior secured revolving loan	-	-	-	-	11/6/2028	2,345	2,345	2,345	0.2%
BLP Buyer, Inc. (Bishop Lifting Products)		First lien senior secured loan	10.60%	5.75%	-	SOFR(M)	12/22/2029	27,257	26,780	27,325	2.3%
		First lien senior secured delayed draw loan	10.60%	5.75%	-	SOFR(M)	12/22/2029	3,186	3,128	3,194	0.3%
		First lien senior secured revolving loan	10.60%	5.75%	-	SOFR(M)	12/22/2029	273	205	273	0.0%
Diverzify Intermediate LLC		First lien senior secured delayed draw loan	11.07%	5.75%	-	SOFR(M)	4/4/2026	-	-	-	0.0%
		First lien senior secured loan	11.07%	5.75%	-	SOFR(M)	5/11/2027	6,048	5,885	5,927	0.5%
Gusmer Enterprises, Inc.		First lien senior secured loan	11.97%	7.00%	-	SOFR(M)	5/7/2027	4,065	4,022	4,065	0.3%
		First lien senior secured delayed draw loan	11.96%	7.00%	-	SOFR(M)	5/7/2027	6,811	6,702	6,810	0.6%
		First lien senior secured revolving loan	11.96%	7.00%	-	SOFR(M)	5/7/2027	-	-	-	0.0%
PMFC Holding, LLC		First lien senior secured loan	12.90%	7.50%	-	SOFR(Q)	7/31/2025	5,518	5,448	5,518	0.5%
		First lien senior secured delayed draw loan	12.90%	7.50%	-	SOFR(Q)	7/31/2025	2,767	2,766	2,767	0.2%
		First lien senior secured revolving loan	12.78%	7.50%	-	SOFR(Q)	7/31/2025	671	671	671	0.1%
Regiment Security Partners LLC		First lien senior secured loan	14.96%	8.00%	-	SOFR(Q)	9/15/2026	6,360	6,291	6,360	0.6%
		First lien senior secured delayed draw loan	14.96%	8.00%	-	SOFR(Q)	9/15/2026	2,602	2,580	2,602	0.2%
		First lien senior secured revolving loan	14.96%	8.00%	-	SOFR(Q)	9/15/2026	1,452	1,432	1,452	0.1%
								141,466	139,680	141,160	11.9%

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of September 30, 2024

(amounts in 000’s, except number of shares, units)

(Unaudited)

			Interest		PIK		Maturity	Principal/	Amortized	Fair	Percentage of
Portfolio Company	Footnotes(1)(2)	Investment(3)	Rate	Spread	Rate	Reference(4)	Date	Par	Cost(5)	Value	Net Assets
Construction materials
Quikrete Holdings Inc	(8)	First lien senior secured loan	7.10%	2.25%	-	SOFR(M)	3/19/2029	14,925	14,925	14,922	1.3%

Containers & packaging
Carton Packaging Buyer, Inc. (Century Box)		First lien senior secured loan	11.56%	6.25%	-	SOFR(S)	10/30/2028	24,079	23,508	24,079	2.0%
		First lien senior secured revolving loan	11.56%	6.25%	-	SOFR(S)	10/30/2028	-	-	-	0.0%
Drew Foam Companies, Inc.	(7)	First lien senior secured loan	10.75%	6.00%	-	SOFR(Q)	12/5/2026	6,997	6,826	6,997	0.6%
		First lien senior secured loan	11.43%	6.00%	-	SOFR(Q)	12/5/2026	19,888	19,720	19,888	1.7%
FCA, LLC (FCA Packaging)		First lien senior secured loan	11.63%	6.50%	-	SOFR(S)	7/18/2028	18,673	18,481	18,673	1.6%
		First lien senior secured loan	10.35%	5.75%	-	SOFR(Q)	7/18/2028	1,719	1,663	1,732	0.1%
		First lien senior secured revolving loan	10.35%	5.75%	-	SOFR(Q)	7/18/2028	-	-	-	0.0%
Innopak Industries, Inc.		First lien senior secured loan	11.46%	6.25%	-	SOFR(M)	3/5/2027	13,200	14,542	13,199	1.1%
		First lien senior secured loan	11.20%	6.25%	-	SOFR(M)	3/5/2027	14,813	12,947	14,813	1.2%
M2S Group Intermediate Holdings, Inc.		First lien senior secured loan	9.85%	4.75%	-	SOFR(Q)	8/22/2031	40,000	37,222	38,000	3.2%
The Robinette Company		First lien senior secured loan	11.06%	6.00%	-	SOFR(Q)	5/10/2029	10,252	10,059	10,457	0.9%
		First lien senior secured revolving loan	11.06%	6.00%	-	SOFR(Q)	5/10/2029	1,207	1,107	1,231	0.1%
		First lien senior secured delayed draw loan	11.06%	6.00%	-	SOFR(Q)	11/10/2025	-	-	-	0.0%
								150,828	146,075	149,069	12.5%
Diversified consumer services
Fugue Finance B.V.	(6)(8)	First lien senior secured loan	8.81%	3.75%	-	SOFR(Q)	2/13/2031	2,993	2,986	3,007	0.3%

Diversified telecommunication services
Liberty Global/Vodafone Ziggo	(6)(8)	First lien senior secured loan	7.71%	2.50%	-	SOFR(M)	4/30/2028	10,060	9,962	9,816	0.8%
Network Connex (f/k/a NTI Connect, LLC)		First lien senior secured loan	9.75%	5.00%	-	SOFR(Q)	1/31/2026	3,552	3,525	3,552	0.3%
Virgin Media Bristor LLC	(8)	First lien senior secured loan	7.71%	2.50%	-	SOFR(M)	1/31/2028	17,500	17,332	16,727	1.4%
								31,112	30,819	30,095	2.5%
Electrical equipment
Westinghouse (Wec US Holdings LTD)	(8)	First lien senior secured loan	7.60%	2.75%	-	SOFR(M)	1/27/2031	10,060	10,072	10,054	0.8%
Entertainment
UFC Holdings LLC	(8)	First lien senior secured loan	8.29%	2.75%	-	SOFR(Q)	4/29/2026	17,351	17,384	17,357	1.5%

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of September 30, 2024

(amounts in 000’s, except number of shares, units)

(Unaudited)

			Interest		PIK		Maturity	Principal/	Amortized	Fair	Percentage of
Portfolio Company	Footnotes(1)(2)	Investment(3)	Rate	Spread	Rate	Reference(4)	Date	Par	Cost(5)	Value	Net Assets
Food products
BC CS 2, L.P. (Cuisine Solutions)	(6)(11)		13.35%	8.00%	-	SOFR(S)	7/8/2028	18,111	17,765	18,111	1.5%
BR PJK Produce, LLC (Keany)		First lien senior secured loan	11.73%	6.25%	-	SOFR(Q)	11/14/2027	29,415	28,925	29,415	2.5%
		First lien senior secured loan	11.31%	6.25%	-	SOFR(M)	11/14/2027	4,338	4,241	4,338	0.4%
		First lien senior secured delayed draw loan	11.73%	6.25%	-	SOFR(Q)	11/14/2027	2,018	1,935	2,018	0.2%
		First lien senior secured delayed draw loan	11.73%	6.25%	-	SOFR(Q)	11/14/2027	1,422	1,396	1,422	0.1%
CCFF Buyer, LLC (California Custom Fruits & Flavors, LLC)		First lien senior secured loan	10.07%	5.00%	-	SOFR(Q)	2/26/2030	13,931	13,506	14,001	1.2%
		First lien senior secured delayed draw loan	10.07%	5.00%	-	SOFR(Q)	2/26/2026	-	-	-	0.0%
		First lien senior secured revolving loan	10.07%	5.00%	-	SOFR(Q)	2/26/2030	-	-	-	0.0%
City Line Distributors, LLC		First lien senior secured loan	10.96%	6.00%	-	SOFR(M)	8/31/2028	8,828	8,647	8,917	0.8%
		First lien senior secured delayed draw loan	11.23%	6.00%	-	SOFR(M)	8/31/2028	3,618	3,541	3,654	0.3%
		First lien senior secured revolving loan	10.96%	6.00%	-	SOFR(M)	8/31/2028	-	-	-	0.0%
Gulf Pacific Holdings, LLC		First lien senior secured loan	10.95%	6.00%	-	SOFR(M)	9/29/2028	20,027	19,739	19,626	1.7%
		First lien senior secured delayed draw loan	11.45%	6.00%	-	SOFR(Q)	9/30/2028	1,689	1,688	1,655	0.1%
		First lien senior secured revolving loan	11.26%	6.00%	-	SOFR(M)	9/30/2028	4,195	4,115	4,111	0.3%
IF&P Foods, LLC (FreshEdge)		First lien senior secured loan	10.99%	5.63%	-	SOFR(S)	10/3/2028	27,038	26,554	27,038	2.3%
		First lien senior secured loan	11.36%	6.00%	-	SOFR(S)	10/3/2028	214	210	214	0.0%
		First lien senior secured loan	10.48%	5.25%	-	SOFR(S)	10/3/2028	713	684	713	0.1%
		First lien senior secured delayed draw loan	10.99%	5.63%	-	SOFR(S)	10/3/2028	4,015	3,947	4,014	0.3%
		First lien senior secured revolving loan	10.86%	5.63%	-	SOFR(S)	10/3/2028	1,115	1,029	1,115	0.1%
J&K Ingredients, LLC		First lien senior secured loan	11.10%	6.50%	-	SOFR(M)	11/16/2028	11,494	11,246	11,724	1.0%
ML Buyer, LLC (Mama Lycha Foods, LLC)		First lien senior secured loan	10.70%	5.75%	-	SOFR(Q)	9/7/2029	11,584	11,275	11,584	1.0%
		First lien senior secured revolving loan	10.70%	5.75%	-	SOFR(Q)	9/7/2029	-	-	-	0.0%
Siegel Egg Co., LLC		First lien senior secured loan	13.93%	6.50%	2.00%	SOFR(Q)	12/29/2026	14,616	14,492	12,570	1.1%
		First lien senior secured revolving loan	13.93%	6.50%	2.00%	SOFR(Q)	12/29/2026	2,616	2,587	2,249	0.2%
Worldwide Produce Acquisition, LLC		First lien senior secured delayed draw loan	10.85%	6.25%	-	SOFR(M)	1/18/2029	557	543	551	0.0%
		First lien senior secured delayed draw loan	10.85%	6.25%	-	SOFR(M)	1/18/2029	462	437	458	0.0%
		First lien senior secured revolving loan	11.10%	6.25%	-	SOFR(M)	1/18/2029	-	-	-	0.0%
		First lien senior secured loan	11.10%	6.25%	-	SOFR(M)	1/18/2029	2,839	2,773	2,810	0.2%
								184,855	181,275	182,308	15.4%

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of September 30, 2024

(amounts in 000’s, except number of shares, units)

(Unaudited)

			Interest		PIK		Maturity	Principal/	Amortized	Fair	Percentage of
Portfolio Company	Footnotes(1)(2)	Investment(3)	Rate	Spread	Rate	Reference(4)	Date	Par	Cost(5)	Value	Net Assets
Health care providers & services
Brightview, LLC		First lien senior secured loan	10.96%	6.00%	-	SOFR(M)	12/14/2026	12,771	12,761	12,643	1.1%
		First lien senior secured delayed draw loan	10.96%	6.00%	-	SOFR(M)	12/14/2026	1,706	1,703	1,689	0.1%
		First lien senior secured revolving loan	10.96%	6.00%	-	SOFR(M)	12/14/2026	774	771	767	0.1%
Guardian Dentistry Partners		First lien senior secured loan	10.46%	5.50%	-	SOFR(M)	8/20/2026	5,929	5,832	5,929	0.5%
		First lien senior secured delayed draw loan	10.46%	5.50%	-	SOFR(M)	8/20/2026	11,622	11,439	11,622	1.0%
		First lien senior secured delayed draw loan	10.46%	5.50%	-	SOFR(M)	8/20/2026	4,534	4,506	4,534	0.4%
		First lien senior secured revolving loan	10.46%	5.50%	-	SOFR(M)	8/20/2026	-	-	-	0.0%
Guided Practice Solutions: Dental, LLC (GPS)		First lien senior secured delayed draw loan	11.21%	6.25%	-	SOFR(M)	12/29/2025	24,012	23,510	24,012	2.0%
Light Wave Dental Management LLC		First lien senior secured revolving loan	11.60%	7.00%	-	SOFR(Q)	6/30/2029	3,587	3,470	3,622	0.3%
		First lien senior secured loan	11.60%	7.00%	-	SOFR(Q)	6/30/2029	22,749	22,208	22,976	1.9%
MVP VIP Borrower, LLC		First lien senior secured loan	11.10%	6.50%	-	SOFR(Q)	1/3/2029	19,529	19,104	19,724	1.7%
		First lien senior secured delayed draw loan	11.10%	6.50%	-	SOFR(M)	1/3/2029	1,575	1,541	1,591	0.1%
Refocus Management Services, LLC		First lien senior secured loan	11.40%	6.00%	-	SOFR(Q)	2/14/2029	18,267	17,852	18,267	1.5%
		First lien senior secured delayed draw loan	11.20%	6.00%	-	SOFR(Q)	2/14/2029	2,073	1,933	2,073	0.2%
		First lien senior secured revolving loan	11.40%	6.00%	-	SOFR(Q)	2/14/2029	-	-	-	0.0%
Salt Dental Collective LLC		First lien senior secured delayed draw loan	11.70%	6.75%	-	SOFR(M)	12/20/2024	2,222	2,205	2,222	0.2%
								131,350	128,835	131,671	11.1%
Health care equipment & supplies
LSL Industries, LLC (LSL Healthcare)		First lien senior secured loan	12.32%	7.00%	-	SOFR(Q)	11/3/2027	19,381	18,758	18,993	1.6%
		First lien senior secured delayed draw loan	12.32%	7.00%	-	SOFR(Q)	11/3/2024	-	-	-	0.0%
		First lien senior secured revolving loan	12.32%	7.00%	-	SOFR(Q)	11/3/2027	-	-	-	0.0%
Medline Borrower LP	(8)	First lien senior secured loan	7.60%	2.75%	-	SOFR(M)	10/23/2028	10,010	10,051	10,009	0.8%
								29,391	28,809	29,002	2.4%
Hotels, restaurants & leisure
Inspire Brands	(8)	First lien senior secured loan	7.70%	2.75%	-	SOFR(M)	12/15/2027	10,010	10,032	9,995	0.8%
Restaurant Brands (1011778 BC ULC)	(6)(8)	First lien senior secured loan	6.60%	1.75%	-	SOFR(M)	9/23/2030	17,413	17,431	17,220	1.5%
								27,423	27,463	27,215	2.3%
Household durables
Curio Brands, LLC		First lien senior secured loan	10.65%	5.25%	-	SOFR(M)	12/21/2027	16,331	16,087	16,331	1.4%
		First lien senior secured revolving loan	10.65%	5.25%	-	SOFR(M)	12/21/2027	-	-	-	0.0%
		First lien senior secured delayed draw loan	10.65%	5.25%	-	SOFR(M)	12/21/2027	3,921	3,921	3,921	0.3%
								20,252	20,008	20,252	1.7%

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of September 30, 2024

(amounts in 000’s, except number of shares, units)

(Unaudited)

			Interest		PIK		Maturity	Principal/	Amortized	Fair	Percentage of
Portfolio Company	Footnotes(1)(2)	Investment(3)	Rate	Spread	Rate	Reference(4)	Date	Par	Cost(5)	Value	Net Assets
Household products
Home Brands Group Holdings, Inc. (ReBath)		First lien senior secured loan	9.70%	4.75%	-	SOFR(M)	11/8/2026	16,213	16,051	16,213	1.4%
		First lien senior secured revolving loan	9.70%	4.75%	-	SOFR(M)	11/8/2026	-	-	-	0.0%
								16,213	16,051	16,213	1.4%
Insurance
Allcat Claims Service, LLC		First lien senior secured loan	10.75%	6.00%	-	SOFR(Q)	7/7/2027	7,658	7,564	7,658	0.6%
		First lien senior secured delayed draw loan	10.75%	6.00%	-	SOFR(Q)	7/7/2027	21,441	21,132	21,442	1.8%
		First lien senior secured revolving loan	10.75%	6.00%	-	SOFR(Q)	7/7/2027	-	-	-	0.0%
AmWINS Group Inc	(8)	First lien senior secured loan	7.21%	2.25%	-	SOFR(M)	2/22/2028	9,982	9,997	9,962	0.9%
								39,081	38,693	39,062	3.3%
IT services
Domain Information Services Inc. (Integris)		First lien senior secured loan	11.23%	5.75%	-	SOFR(Q)	6/30/2026	20,289	20,039	20,390	1.7%
		First lien senior secured loan	11.23%	5.75%	-	SOFR(M)	6/30/2026	358	352	360	0.0%
Improving Acquisition LLC		First lien senior secured loan	11.00%	6.50%	-	SOFR(S)	7/26/2027	31,411	31,006	31,254	2.6%
		First lien senior secured revolving loan	11.00%	6.50%	-	SOFR(S)	7/26/2027	-	-	-	0.0%
								52,058	51,397	52,004	4.3%
Leisure products
BCI Burke Holding Corp.		First lien senior secured loan	10.37%	5.50%	-	SOFR(Q)	12/14/2027	12,567	12,464	12,567	1.1%
		First lien senior secured delayed draw loan	10.37%	5.50%	-	SOFR(Q)	10/26/2024	454	435	454	0.0%
		First lien senior secured revolving loan	10.37%	5.50%	-	SOFR(Q)	6/14/2027	-	-	-	0.0%
MacNeill Pride Group Corp.		First lien senior secured loan	11.87%	6.50%	0.50%	SOFR(Q)	4/22/2026	8,058	8,017	7,978	0.7%
		First lien senior secured delayed draw loan	11.87%	6.50%	0.50%	SOFR(Q)	4/22/2026	3,198	3,166	3,167	0.3%
		First lien senior secured revolving loan	11.87%	7.00%	-	SOFR(Q)	4/22/2026	599	582	593	0.0%
Pixel Intermediate, LLC	(6)	First lien senior secured loan	11.56%	6.25%	-	SOFR(S)	2/1/2029	20,776	20,307	20,776	1.7%
		First lien senior secured revolving loan	11.58%	6.25%	-	SOFR(S)	2/1/2029	5,231	5,089	5,231	0.4%
Spinrite, Inc.	(6)	First lien senior secured loan	10.84%	5.50%	-	SOFR(Q)	6/30/2025	5,131	5,131	5,131	0.4%
		First lien senior secured revolving loan	10.10%	5.50%	-	SOFR(Q)	6/30/2025	2,549	2,498	2,549	0.2%
Trademark Global LLC	(9)(10)(12)	First lien senior secured loan	-	-	-	-	7/30/2030	12,623	12,623	9,972	0.8%
		First lien senior secured revolving loan	-	-	-	-	7/30/2030	2,815	2,815	2,224	0.2%
VENUplus, Inc. (f/k/a CTM Group, Inc.)		First lien senior secured loan	12.21%	6.75%	0.25%	SOFR(Q)	11/30/2026	4,390	4,309	4,346	0.4%
								78,391	77,436	74,988	6.2%

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of September 30, 2024

(amounts in 000’s, except number of shares, units)

(Unaudited)

			Interest		PIK		Maturity	Principal/	Amortized	Fair	Percentage of
Portfolio Company	Footnotes(1)(2)	Investment(3)	Rate	Spread	Rate	Reference(4)	Date	Par	Cost(5)	Value	Net Assets
Machinery
Eppinger Technologies, LLC	(6)	First lien senior secured loan	14.75%	8.50%	1.50%	SOFR(Q)	2/4/2026	24,853	24,510	24,853	2.1%
		First lien senior secured revolving loan	14.18%	7.25%	1.50%	SOFR(Q)	2/4/2026	1,200	1,153	1,200	0.1%
Luxium Solutions, LLC		First lien senior secured loan	11.10%	6.25%	-	SOFR(M)	12/1/2027	8,534	8,416	8,576	0.7%
		First lien senior secured delayed draw loan	10.85%	6.25%	-	SOFR(Q)	12/1/2027	1,236	1,221	1,243	0.1%
PVI Holdings, Inc		First lien senior secured loan	11.77%	6.39%	-	SOFR(Q)	1/18/2028	23,714	23,467	23,714	2.0%
								59,537	58,767	59,586	5.0%
Media
Directv Financing LLC	(8)	First lien senior secured loan	9.96%	5.00%	-	SOFR(M)	8/2/2027	16,154	16,253	16,142	1.4%

Personal care products
DRS Holdings III, Inc. (Dr. Scholl’s)		First lien senior secured loan	11.20%	6.25%	-	SOFR(M)	11/1/2025	10,704	10,675	10,704	0.9%
		First lien senior secured revolving loan	11.20%	6.25%	-	SOFR(M)	11/1/2025	-	-	-	0.0%
PH Beauty Holdings III, Inc.		First lien senior secured loan	10.17%	5.00%	-	SOFR(S)	9/25/2025	10,524	10,425	10,524	0.9%
Phoenix YW Buyer, Inc. (Elida Beauty)		First lien senior secured loan	9.85%	5.00%	-	SOFR(M)	5/31/2030	11,965	11,670	12,145	1.0%
		First lien senior secured revolving loan	9.85%	5.00%	-	SOFR(M)	5/31/2030	-	-	-	0.0%
Silk Holdings III Corp. (Suave)		First lien senior secured loan	10.76%	5.50%	-	SOFR(Q)	5/1/2029	32,691	31,610	32,854	2.8%
		First lien senior secured revolving loan	9.26%	4.00%	-	SOFR(M)	5/1/2029	8,333	8,049	8,333	0.7%
								74,217	72,429	74,560	6.3%
Pharmaceuticals
Foundation Consumer Brands LLC		First lien senior secured loan	11.50%	6.25%	-	SOFR(Q)	2/12/2027	6,493	6,467	6,558	0.6%
		First lien senior secured revolving loan	11.50%	6.25%	-	SOFR(Q)	2/12/2027	-	-	-	0.0%
Jazz Pharmaceuticals Inc.	(6)(8)	First lien senior secured loan	7.10%	2.25%	-	SOFR(M)	5/5/2028	17,351	17,465	17,327	1.5%
Organon & Co	(6)(8)	First lien senior secured loan	7.46%	2.50%	-	SOFR(M)	5/17/2031	12,440	12,410	12,424	1.0%
								36,284	36,342	36,309	3.1%
Professional services
4 Over International, LLC		First lien senior secured loan	11.95%	7.00%	-	SOFR(M)	12/7/2026	18,998	18,469	18,760	1.6%
DISA Holdings Corp. (DISA)		First lien senior secured delayed draw loan	10.02%	5.00%	-	SOFR(Q)	9/9/2028	8,466	8,267	8,466	0.7%
		First lien senior secured revolving loan	10.02%	5.00%	-	SOFR(Q)	9/9/2028	-	-	-	0.0%
		First lien senior secured loan	10.02%	5.00%	-	SOFR(Q)	9/9/2028	1,314	1,296	1,314	0.1%
		First lien senior secured loan	10.02%	5.00%	-	SOFR(Q)	9/9/2028	22,009	21,534	22,009	1.9%
Dun & Bradstreet Corp	(8)	First lien senior secured loan	7.61%	2.75%	-	SOFR(M)	1/18/2029	10,010	10,021	9,998	0.8%
Envirotech Services, LLC		First lien senior secured loan	10.96%	6.00%	-	SOFR(M)	1/18/2029	33,130	32,335	33,130	2.8%
		First lien senior secured revolving loan	10.96%	6.00%	-	SOFR(M)	1/18/2029	-	-	-	0.0%
								93,927	91,922	93,677	7.9%

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of September 30, 2024

(amounts in 000’s, except number of shares, units)

(Unaudited)

			Interest		PIK		Maturity	Principal/	Amortized	Fair	Percentage of
Portfolio Company	Footnotes(1)(2)	Investment(3)	Rate	Spread	Rate	Reference(4)	Date	Par	Cost(5)	Value	Net Assets
Semiconductors & semiconductor equipment
MKS Instruments Inc.	(6)(8)	First lien senior secured loan	7.17%	2.25%	-	SOFR(M)	8/17/2029	11,891	11,931	11,879	1.0%

Software
AIDC Intermediate Co 2, LLC (Peak Technologies)		First lien senior secured loan	10.53%	5.25%	-	SOFR(Q)	7/22/2027	34,388	33,608	34,388	2.9%

Specialty retail
Great Outdoors Group, LLC	(8)	First lien senior secured loan	8.71%	3.75%	-	SOFR(M)	3/5/2028	17,366	17,409	17,348	1.5%
Harbor Freight Tools USA Inc	(8)	First lien senior secured loan	7.35%	2.50%	-	SOFR(M)	10/19/2027	17,500	17,462	17,218	1.5%
Sundance Holdings Group, LLC	(7)	First lien senior secured loan	14.96%	8.00%	1.50%	SOFR(Q)	6/30/2025	9,373	9,369	8,437	0.7%
		First lien senior secured delayed draw loan	14.25%	4.75%	9.50%	SOFR(Q)	6/30/2025	3	3	4	0.0%
								44,242	44,243	43,007	3.7%
Textiles, apparel & luxury goods
American Soccer Company, Incorporated (SCORE)		First lien senior secured loan	15.00%	7.25%	3.00%	SOFR(Q)	7/20/2027	27,662	26,641	27,662	2.3%
		First lien senior secured revolving loan	15.53%	7.25%	3.00%	SOFR(Q)	7/20/2027	1,085	920	1,085	0.1%
BEL USA, LLC		First lien senior secured loan	12.21%	7.00%	-	SOFR(Q)	6/2/2026	5,644	5,562	5,644	0.5%
		First lien senior secured loan	12.21%	7.00%	-	SOFR(Q)	6/2/2026	93	92	93	0.0%
YS Garments, LLC		First lien senior secured loan	12.89%	7.50%	-	SOFR(Q)	8/9/2026	6,320	6,260	6,162	0.5%
								40,804	39,475	40,646	3.4%
Trading companies & distributors
TL Alpine Holding Corp. (Air Distribution Technologies Inc.)		First lien senior secured loan	11.25%	6.00%	-	SOFR(Q)	8/1/2030	18,299	17,939	18,299	1.5%
BCDI Meteor Acquisition, LLC (Meteor)		First lien senior secured loan	11.70%	7.00%	-	SOFR(Q)	6/29/2028	18,402	18,065	18,402	1.6%
Broder Bros., Co.		First lien senior secured loan	10.97%	6.00%	-	SOFR(M)	12/4/2025	4,522	4,401	4,522	0.4%
CGI Automated Manufacturing, LLC		First lien senior secured loan	11.87%	7.00%	-	SOFR(Q)	12/17/2026	20,111	19,624	20,111	1.7%
		First lien senior secured loan	11.87%	7.00%	-	SOFR(Q)	12/17/2026	6,551	6,462	6,551	0.6%
		First lien senior secured delayed draw loan	11.87%	7.00%	-	SOFR(Q)	12/17/2026	3,545	3,468	3,546	0.3%
		First lien senior secured revolving loan	11.87%	7.00%	-	SOFR(Q)	12/17/2026	2,705	2,643	2,705	0.2%
Dusk Acquisition II Corporation (Motors & Armatures, Inc. – MARS)		First lien senior secured loan	10.60%	6.00%	-	SOFR(Q)	7/12/2029	26,199	25,707	26,461	2.2%
EIS Legacy, LLC		First lien senior secured loan	11.16%	6.00%	-	SOFR(Q)	11/1/2027	17,898	17,659	17,898	1.5%
		First lien senior secured loan	11.20%	6.00%	-	SOFR(Q)	11/1/2027	4,094	4,019	4,094	0.3%
		First lien senior secured loan	11.38%	6.00%	-	SOFR(Q)	11/1/2027	9,594	9,439	9,594	0.8%
		First lien senior secured delayed draw loan	11.35%	6.00%	-	SOFR(Q)	11/1/2027	3,068	3,014	3,068	0.3%
		First lien senior secured revolving loan	11.35%	6.00%	-	SOFR(Q)	11/1/2027	-	-	-	0.0%

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of September 30, 2024

(amounts in 000’s, except number of shares, units)

(Unaudited)

			Interest		PIK		Maturity	Principal/	Amortized	Fair	Percentage of
Portfolio Company	Footnotes(1)(2)	Investment(3)	Rate	Spread	Rate	Reference(4)	Date	Par	Cost(5)	Value	Net Assets
Energy Acquisition LP (Electrical Components International, Inc. - ECI)		First lien senior secured loan	11.28%	6.50%	-	SOFR(S)	5/10/2029	26,215	25,709	26,543	2.2%
		First lien senior secured delayed draw loan	11.28%	6.50%	-	SOFR(S)	5/11/2026	-	-	-	0.0%
Engineered Fastener Company, LLC (EFC International)		First lien senior secured loan	11.25%	6.50%	-	SOFR(Q)	11/1/2027	23,426	23,017	23,531	2.0%
Genuine Cable Group, LLC		First lien senior secured loan	10.70%	5.75%	-	SOFR(M)	11/1/2026	28,836	28,297	28,836	2.4%
		First lien senior secured loan	10.70%	5.75%	-	SOFR(M)	11/1/2026	5,464	5,348	5,464	0.5%
I.D. Images Acquisition, LLC		First lien senior secured loan	10.60%	5.75%	-	SOFR(M)	7/30/2027	13,542	13,387	13,542	1.1%
		First lien senior secured delayed draw loan	10.60%	5.75%	-	SOFR(M)	7/30/2027	2,466	2,408	2,466	0.2%
		First lien senior secured loan	10.60%	5.75%	-	SOFR(M)	7/30/2027	4,486	4,430	4,486	0.4%
		First lien senior secured loan	10.60%	5.75%	-	SOFR(M)	7/30/2027	1,035	1,026	1,035	0.1%
		First lien senior secured revolving loan	10.60%	5.75%	-	SOFR(M)	7/30/2027	-	-	-	0.0%
Krayden Holdings, Inc.		First lien senior secured delayed draw loan	9.60%	4.75%	-	SOFR(M)	3/1/2025	-	-	-	0.0%
		First lien senior secured delayed draw loan	9.60%	4.75%	-	SOFR(M)	3/1/2025	-	-	-	0.0%
		First lien senior secured revolving loan	9.60%	4.75%	-	SOFR(M)	3/1/2029	-	-	-	0.0%
		First lien senior secured loan	9.60%	4.75%	-	SOFR(M)	3/1/2029	9,431	9,112	9,431	0.8%
OAO Acquisitions, Inc. (BearCom)		First lien senior secured loan	11.42%	6.25%	-	SOFR(M)	12/27/2029	21,264	20,974	21,690	1.9%
		First lien senior secured delayed draw loan	11.42%	6.25%	-	SOFR(M)	12/27/2029	810	753	826	0.1%
		First lien senior secured revolving loan	11.42%	6.25%	-	SOFR(M)	12/27/2029	-	-	-	0.0%
Univar (Windsor Holdings LLC)	(8)	First lien senior secured loan	8.46%	3.50%	-	SOFR(M)	8/1/2030	9,985	10,046	10,014	0.8%
								281,948	276,947	283,115	23.9%
Wireless telecommunication services
Centerline Communications, LLC		First lien senior secured loan	12.16%	6.00%	1.00%	SOFR(Q)	8/10/2027	5,850	5,776	5,382	0.5%
		First lien senior secured loan	12.16%	6.00%	1.00%	SOFR(Q)	8/10/2027	9,909	9,777	9,184	0.8%
		First lien senior secured delayed draw loan	12.16%	6.00%	1.00%	SOFR(Q)	8/10/2027	7,026	6,937	6,463	0.5%
		First lien senior secured delayed draw loan	12.27%	6.00%	1.00%	SOFR(Q)	8/10/2027	6,197	6,111	5,701	0.5%
		First lien senior secured revolving loan	12.21%	6.00%	1.00%	SOFR(Q)	8/10/2027	1,814	1,791	1,669	0.1%
		First lien senior secured loan	12.27%	6.00%	1.00%	SOFR(Q)	8/10/2027	1,020	998	938	0.1%
								31,816	31,390	29,337	2.5%
Total Debt Investments								1,934,763	1,903,450	1,923,211	162.1%

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of September 30, 2024

(amounts in 000’s, except number of shares, units)

(Unaudited)

		Acquisition	Number of		Fair	Percentage of
	Footnotes	Date	Shares/Units	Cost	Value	Net Assets
Equity Investments(10)(13)
Automobile components
Vehicle Accessories, Inc. - Class A common	(14)	2/25/2022	128,250	-	469	0.0%
Vehicle Accessories, Inc. - preferred	(14)	2/25/2022	250,000	250	311	0.0%
				250	780	0.0%
Building Products
US Anchors Investor, LP - preferred	(15)	7/15/2024	500,000	500	500	0.0%
US Anchors Investor, LP - Class A Common	(15)	7/15/2024	500,000	-	-	0.0%
				500	500	0.0%
Commercial services & supplies
American Equipment Holdings LLC - Class A units	(16)	4/8/2022	426	284	662	0.1%
Arborworks Acquisition LLC - Class A preferred units	(15)	11/6/2023	21,716	9,179	9,554	0.8%
Arborworks Acquisition LLC - Class B preferred units	(15)	11/6/2023	21,716	-	-	0.0%
Arborworks Acquisition LLC - Class A common units	(15)	11/6/2023	2,604	-	-	0.0%
BLP Buyer, Inc. (Bishop Lifting Products) - Class A common	(17)	2/1/2022	582,469	652	978	0.1%
				10,115	11,194	1.0%
Containers & packaging
Robinette Company Acquisition, LLC - Class A common units	(15)	5/10/2024	9	-	83	0.0%
Robinette Company Acquisition, LLC - Class A preferred units	(15)	5/10/2024	500	500	515	0.0%
				500	598	0.0%
Food products
BC CS 2, L.P. (Cuisine Solutions)	(6)(11)	7/8/2022	2,000,000	2,000	3,062	0.3%
CCFF Parent, LLC (California Custom Fruits & Flavors, LLC) - Class A-1 units	(15)	2/26/2024	750	750	1,122	0.1%
City Line Distributors, LLC - Class A units	(15)	8/31/2023	669,866	670	621	0.1%
Gulf Pacific Holdings, LLC - Class A common	(16)	9/30/2022	250	250	46	0.0%
Gulf Pacific Holdings, LLC - Class C common	(16)	9/30/2022	250	-	-	0.0%
IF&P Foods, LLC (FreshEdge) - Class A preferred	(16)	10/3/2022	773	773	908	0.1%
IF&P Foods, LLC (FreshEdge) - Class B common	(16)	10/3/2022	750	-	54	0.0%
ML Buyer, LLC (Mama Lycha Foods, LLC) – Class A units	(15)	9/9/2024	250	250	250	0.1%
Siegel Parent, LLC - Common	(18)	12/29/2021	250	250	-	0.0%
Siegel Egg Co., LLC - Convertible Note	(18)	1/19/2024	28	28	28	0.0%
				4,971	6,091	0.7%

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of September 30, 2024

(amounts in 000’s, except number of shares, units)

(Unaudited)

		Acquisition	Number of		Fair	Percentage of
	Footnotes	Date	Shares/Units	Cost	Value	Net Assets
Healthcare equipment & supplies
LSL Industries, LLC (LSL Healthcare) - common	(16)	11/1/2022	7,500	750	274	0.0%
IT services
Domain Information Services Inc. (Integris) - common		11/16/2022	250,000	250	350	0.0%
Leisure products
TG Parent Newco LLC (Trademark Global LLC) – common	(10)(12)(15)	9/16/2024	8	-	-	0.0%
Specialty retail
Sundance Direct Holdings, Inc. - common		10/27/2023	21,479	-	-	0.0%
Textiles, apparel & luxury goods
American Soccer Company, Incorporated (SCORE) - common	(18)	7/20/2022	1,000,000	1,000	441	0.0%
Total Equity Investments				18,336	20,228	1.7%

Total Debt and Equity Investments				1,921,786	1,943,439	163.8%

			Number of		Fair	Percentage of
			Shares	Cost	Value	Net Assets
Short-Term Investments
Morgan Stanley Institutional Liquidity Fund, Institutional Class, 4.77%	(19)		22,669,907	22,670	22,670	1.9%
Total Short-Term Investments			22,669,907	22,670	22,670	1.9%

Total Investments				$1,944,456	$1,966,109	165.7%

Liabilities in Excess of Other Assets					(779,904)	(65.7)%
Net Assets					$1,186,205	100.0%

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of September 30, 2024

(amounts in 000’s, except number of shares, units)

(Unaudited)

(1)

As of September 30, 2024, unless otherwise noted, investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company. As of September 30, 2024, the total value of the Company’s non-controlled, non-affiliated investments was $1,931,243.

(2)	Unless otherwise noted, security is a Level 3 holding. As of September 30, 2024, the aggregate value of Level 3 securities held by the Company was $1,673,719. See Note 5 – Fair Value.

(3)	Debt investments are pledged to the Company’s credit facilities, and a single debt investment may be divided into parts that are individually pledged to separate credit facilities.

(4)	Unless otherwise noted, all loans contain a variable rate structure, that may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the Secured Overnight Financing Rate (“SOFR”) (which can include one-(M), three-(Q) or six-month (S) SOFR), or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate).

(5)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.

(6)	Non-qualifying investment as defined by Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2024, 9.1% of the Company’s total assets were in non-qualifying investments.

(7)	The Company may be entitled to receive additional interest as a result of an arrangement with other lenders in the syndication. In exchange for the higher interest rate, the “last-out” portion is at a greater risk of loss. Certain lenders represent a “first out” portion of the investment and have priority to the “last-out” portion with respect to payments of principal and interest.

(8)	Security is a Level 2 holding. As of September 30, 2024, the aggregate value of Level 2 securities held by the Company was $269,720. See Note 5 – Fair Value.

(9)	Debt investment on non-accrual status as of September 30, 2024.

(10)	Non-income producing investment.

(11)	The Company has a senior secured loan in an investment vehicle (BC CS 2, L.P.) that is collateralized by a preferred stock investment in Cuisine Solutions, Inc. This investment is characterized as subordinated debt.

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of September 30, 2024

(amounts in 000’s, except number of shares, units)

(Unaudited)

(12)

In September 2024, the Company completed a restructure of the investment in Trademark Global LLC whereby the existing term loan and revolver became a restructured term loan and revolver and no debt was converted to equity. The Company did receive new common units in TG Parent Newco LLC for which it owns 6.23% of the overall business (Kayne Anderson entities as a whole own 20.77%). As of September 30, 2024, the amortized cost basis of Trademark Global LLC was $15,438 and was 0.8% of the total amortized cost basis of our debt investments of $1,903,450. The restructure extended the maturity from July 30, 2024 to July 30, 2030; the rate changed from S + 5.75% to S + 8.50%.

As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of this portfolio company as the Company owns more than 5% but less than 25% of the portfolio company’s voting securities or has the power to exercise control over management or policies of such portfolio company, including through a management agreement (“non-controlled affiliate”). As of September 30, 2024, the total value of the Company’s non-controlled affiliated investments was $12,196. Transactions related to the Company’s investment in a non-controlled affiliate for the period September 30, 2024 were as follows:

Investment	Value at December 31, 2023	Gross Additions(a)	Gross Reductions (b)	Net Change in Unrealized Gains (Losses)	Value at September 30, 2024	Interest and PIK Income	Dividend Income	Other Income
Trademark Global, LLC	$13,129	$1,010	$-	$(1,943)	$12,196	$754	$-	$-
TG Parent Newco LLC (Trademark Global LLC)	-	-	-	-	-	-	-	-
Total	$13,129	$1,010	$-	$(1,943)	$12,196	$754	$-	$-

(a)	Gross additions may include increases in the cost basis of investments resulting from new investments, amounts related to payment-in-kind (“PIK”) interest capitalized and added to the principal balance of the respective loans, the accretion of discounts, the exchange of one or more existing investments for one or more new investments and the movement at fair value of an existing portfolio company into this controlled affiliated category from a different category.

(b)	Gross reductions may include decreases in the cost basis of investments resulting from principal collections related to investment repayments and sales, return of capital, the amortization of premiums and the exchange of one or more existing securities for one or more new securities.

(13)	Security is exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act.

(14)	The Company owns 0.19% of the common equity and 0.43% of the preferred equity of Vehicle Accessories, Inc.

(15)

KABDC Corp, LLC, a wholly owned subsidiary of the Company, owns common and/or preferred equity of Arborworks Acquisition LLC, City Line Distributors, LLC, CCFF Parent, LLC (California Custom Fruits & Flavors, LLC), ML Buyer, LLC (Mama Lycha Foods, LLC), Robinette Company Acquisition, LLC, TG Parent Newco LLC (Trademark Global LLC) and US Anchors, LP (Mechanical Plastics Corp.).

(16)

The Company owns 26.37% of a pass-through, taxable limited liability company, KSCF IV Equity Aggregator Blocker, LLC (the “Aggregator Blocker”), which holds the Company’s equity investments in American Equipment Holdings LLC, Gulf Pacific Holdings, LLC, IF&P Foods, LLC (FreshEdge) and LSL Industries, LLC (LSL Healthcare). Through the Company’s ownership of the Aggregator Blocker, the Company owns the respective units of each company listed above in the Schedule of Investments.

(17)	The Company owns 0.53% of the common equity BLP Buyer, Inc. (Bishop Lifting Products).

(18)

The Company owns 20.70% of a pass-through limited liability company, KSCF IV Equity Aggregator, LLC (the “Aggregator”), which holds the Company’s equity investments in Siegel Parent, LLC and American Soccer Company, Incorporated (SCORE).   Through the Company’s ownership of the Aggregator, the Company owns the respective units of each company listed above in the Schedule of Investments.

(19)	The indicated rate is the yield as of September 30, 2024.

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of December 31, 2023

(amounts in 000’s, except number of shares, units)

				Maturity	Principal /	Amortized	Fair	Percentage of
Portfolio Company(1)	Footnotes	Investment(2)	Interest Rate	Date	Par	Cost(3)(4)	Value	Net Assets
Debt and Equity Investments
Private Credit Investments(5)
Aerospace & defense
Basel U.S. Acquisition Co., Inc. (IAC)	(6)	First lien senior secured revolving loan	11.51% (S + 6.00%)	12/5/2028	$-	$-	$-	0.0%
		First lien senior secured loan	11.51% (S + 6.00%)	12/5/2028	18,494	18,066	18,679	2.7%
Fastener Distribution Holdings, LLC		First lien senior secured loan	12.00% (S + 6.50%)	10/1/2025	20,494	20,090	20,494	3.0%
		First lien senior secured delayed draw loan	12.00% (S + 6.50%)	10/1/2025	9,098	9,009	9,098	1.3%
Precinmac (US) Holdings, Inc.		First lien senior secured loan	11.46% (S + 6.00%)	8/31/2027	5,352	5,281	5,272	0.8%
		First lien senior secured delayed draw loan	11.46% (S + 6.00%)	8/31/2027	1,102	1,087	1,086	0.2%
Vitesse Systems Parent, LLC		First lien senior secured loan	12.63% (S + 7.00%)	12/22/2028	31,208	30,430	31,208	4.6%
					85,748	83,963	85,837	12.6%
Automobile components
Speedstar Holding LLC		First lien senior secured loan	12.79% (S + 7.25%)	1/22/2027	6,012	5,925	5,982	0.9%
		First lien senior secured delayed draw loan	12.78% (S + 7.25%)	1/22/2027	271	265	270	0.0%
Vehicle Accessories, Inc.		First lien senior secured loan	10.72% (S + 5.25%)	11/30/2026	21,011	20,770	21,011	3.1%
		First lien senior secured revolving loan	10.72% (S + 5.25%)	11/30/2026	-	-	-	0.0%
					27,294	26,960	27,263	4.0%
Biotechnology
Alcami Corporation (Alcami)		First lien senior secured delayed draw loan	12.46% (S + 7.00%)	6/30/2024	-	-	-	0.0%
		First lien senior secured revolving loan	12.46% (S + 7.00%)	12/21/2028	-	-	-	0.0%
		First lien senior secured loan	12.46% (S + 7.00%)	12/21/2028	11,618	11,197	11,850	1.7%
					11,618	11,197	11,850	1.7%
Building products
Ruff Roofers Buyer, LLC		First lien senior secured loan	11.08% (S + 5.75%)	11/19/2029	7,186	6,910	7,186	1.1%
		First lien senior secured delayed draw loan	11.08% (S + 5.75%)	11/17/2024	-	-	-	0.0%
		First lien senior secured delayed draw loan	11.08% (S + 5.75%)	11/17/2025	-	-	-	0.0%
		First lien senior secured revolving loan	11.08% (S + 5.75%)	11/19/2029	-	-	-	0.0%
Eastern Wholesale Fence		First lien senior secured loan	13.50% (S + 8.00%)	10/30/2025	20,271	19,875	20,069	2.9%
		First lien senior secured revolving loan	13.50% (S + 8.00%)	10/30/2025	368	364	365	0.0%
					27,825	27,149	27,620	4.0%
Capital markets
Atria Wealth Solutions, Inc.		First lien senior secured loan	11.97% (S + 6.50%)	5/31/2024	5,087	5,080	5,087	0.7%
		First lien senior secured delayed draw loan	11.97% (S + 6.50%)	5/31/2024	3,218	3,211	3,218	0.5%
					8,305	8,291	8,305	1.2%
Chemicals
FAR Technologies Holdings, Inc.(f/k/a Cyalume Technologies Holdings, Inc.)		First lien senior secured loan	10.61% (S + 5.00%)	8/30/2024	1,274	1,271	1,274	0.2%
Fralock Buyer LLC		First lien senior secured loan	11.61% (S + 6.00%)	4/17/2024	11,654	11,628	11,567	1.7%
		First lien senior secured revolving loan	11.61% (S + 6.00%)	4/17/2024	449	449	446	0.1%
Shrieve Chemical Company, LLC		First lien senior secured loan	11.90% (S + 6.38%)	12/2/2024	8,720	8,628	8,720	1.3%
USALCO, LLC		First lien senior secured loan	11.61% (S + 6.00%)	10/19/2027	18,989	18,684	18,989	2.8%
		First lien senior secured revolving loan	11.47% (S + 6.00%)	10/19/2026	1,049	1,021	1,049	0.1%
					42,135	41,681	42,045	6.2%
Commercial services & supplies
Advanced Environmental Monitoring	(7)	First lien senior secured loan	12.01% (S + 6.50%)	1/29/2026	10,158	9,994	10,158	1.5%
Allentown, LLC		First lien senior secured loan	11.46% (S + 6.00%)	4/22/2027	7,586	7,535	7,586	1.1%
		First lien senior secured delayed draw loan	11.46% (S + 6.00%)	4/22/2027	1,370	1,354	1,370	0.2%
		First lien senior secured revolving loan	13.50% (P + 5.00%)	4/22/2027	235	234	235	0.0%

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of December 31, 2023

(amounts in 000’s, except number of shares, units)

				Maturity	Principal /	Amortized	Fair	Percentage of
Portfolio Company(1)	Footnotes	Investment(2)	Interest Rate	Date	Par	Cost(3)(4)	Value	Net Assets
American Equipment Holdings LLC		First lien senior secured loan	11.86% (S + 6.00%)	11/5/2026	20,045	19,812	19,945	2.9%
		First lien senior secured delayed draw loan	11.88% (S + 6.00%)	11/5/2026	6,239	6,167	6,208	0.9%
		First lien senior secured delayed draw loan	11.81% (S + 6.00%)	11/5/2026	4,969	4,905	4,944	0.7%
		First lien senior secured revolving loan	11.74% (S + 6.00%)	11/5/2026	2,736	2,672	2,723	0.4%
Arborworks Acquisition LLC	(8)(9)(10)	First lien senior secured loan		11/6/2028	4,688	4,688	4,688	0.7%
		First lien senior secured revolving loan		11/6/2028	1,253	1,253	1,253	0.2%
BLP Buyer, Inc. (Bishop Lifting Products)		First lien senior secured loan	11.11% (S + 5.75%)	12/22/2029	26,099	25,549	26,099	3.8%
		First lien senior secured delayed draw loan	11.11% (S + 5.75%)	12/22/2025	-	-	-	0.0%
		First lien senior secured revolving loan	11.11% (S + 5.75%)	12/22/2029	273	196	273	0.0%
Gusmer Enterprises, Inc.		First lien senior secured loan	12.47% (S + 7.00%)	5/7/2027	4,747	4,682	4,735	0.7%
		First lien senior secured delayed draw loan	12.47% (S + 7.00%)	5/7/2027	7,951	7,798	7,931	1.2%
		First lien senior secured revolving loan	12.47% (S + 7.00%)	5/7/2027	-	-	-	0.0%
PMFC Holding, LLC		First lien senior secured loan	13.02% (S + 7.50%)	7/31/2025	5,561	5,427	5,561	0.8%
		First lien senior secured delayed draw loan	13.03% (S + 7.50%)	7/31/2025	2,789	2,787	2,789	0.4%
		First lien senior secured revolving loan	13.03% (S + 7.50%)	7/31/2025	547	547	547	0.1%
Regiment Security Partners LLC		First lien senior secured loan	13.52% (S + 8.00%)	9/15/2026	6,383	6,309	6,383	1.0%
		First lien senior secured delayed draw loan	13.52% (S + 8.00%)	9/15/2026	2,609	2,588	2,609	0.4%
		First lien senior secured revolving loan	13.52% (S + 8.00%)	9/15/2026	1,448	1,427	1,448	0.2%
					117,686	115,924	117,485	17.2%
Containers & packaging
Carton Packaging Buyer, Inc. (Century Box)		First lien senior secured loan	11.39% (S + 6.00%)	10/30/2028	24,261	23,605	24,262	3.6%
		First lien senior secured revolving loan	11.39% (S + 6.00%)	10/30/2028	-	-	-	0.0%
Drew Foam Companies, Inc.		First lien senior secured loan	12.75% (S + 7.25%)	11/5/2025	7,052	6,997	6,999	1.0%
		First lien senior secured loan	12.80% (S + 7.25%)	11/5/2025	20,045	19,789	19,895	2.9%
FCA, LLC (FCA Packaging)		First lien senior secured loan	11.90% (S + 6.50%)	7/18/2028	18,673	18,419	19,047	2.8%
		First lien senior secured revolving loan	11.90% (S + 6.50%)	7/18/2028	-	-	-	0.0%
Innopak Industries, Inc.		First lien senior secured loan	11.71% (S + 6.25%)	3/5/2027	28,224	27,564	28,224	4.1%
					98,255	96,374	98,427	14.4%
Network Connex (f/k/a NTI Connect, LLC)		First lien senior secured loan	11.00% (S + 5.50%)	1/31/2026	5,195	5,140	5,196	0.8%
					5,195	5,140	5,196	0.8%
Food products
BC CS 2, L.P. (Cuisine Solutions)	(6)(11)		13.55% (S + 8.00%)	7/8/2028	21,555	21,063	21,555	3.2%
BR PJK Produce, LLC (Keany)		First lien senior secured loan	11.50% (S + 6.00%)	11/14/2027	29,564	28,973	29,564	4.3%
		First lien senior secured delayed draw loan	11.46% (S + 6.00%)	11/14/2027	2,938	2,812	2,938	0.4%

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of December 31, 2023

(amounts in 000’s, except number of shares, units)

				Maturity	Principal /	Amortized	Fair	Percentage of
Portfolio Company(1)	Footnotes	Investment(2)	Interest Rate	Date	Par	Cost(3)(4)	Value	Net Assets
Diversified telecommunication services
City Line Distributors, LLC		First lien senior secured loan	11.47% (S + 6.00%)	8/31/2028	8,895	8,576	8,895	1.3%
		First lien senior secured delayed draw loan	11.47% (S + 6.00%)	3/3/2025	-	-	-	0.0%
		First lien senior secured revolving loan	11.47% (S + 6.00%)	8/31/2028	-	-	-	0.0%
Gulf Pacific Holdings, LLC		First lien senior secured loan	11.25% (S + 5.75%)	9/30/2028	20,180	19,847	20,079	2.9%
		First lien senior secured delayed draw loan	11.38% (S + 5.75%)	9/30/2028	1,701	1,618	1,693	0.2%
		First lien senior secured revolving loan	11.29% (S + 5.75%)	9/30/2028	2,697	2,602	2,683	0.4%
IF&P Foods, LLC (FreshEdge)		First lien senior secured loan	11.07% (S + 5.63%)	10/3/2028	27,245	26,684	26,904	4.0%
		First lien senior secured loan	11.48% (S + 6.00%)	10/3/2028	216	211	213	0.0%
		First lien senior secured delayed draw loan	11.07% (S + 5.63%)	10/3/2028	4,045	3,969	3,994	0.6%
		First lien senior secured revolving loan	10.91% (S + 5.63%)	10/3/2028	1,759	1,690	1,737	0.3%
J&K Ingredients, LLC		First lien senior secured loan	11.63% (S + 6.25%)	11/16/2028	11,581	11,295	11,581	1.7%
Siegel Egg Co., LLC		First lien senior secured loan	11.99% (S + 6.50%)	12/29/2026	15,466	15,290	14,616	2.1%
		First lien senior secured revolving loan	11.99% (S + 6.50%)	12/29/2026	2,594	2,557	2,451	0.4%
Worldwide Produce Acquisition, LLC		First lien senior secured delayed draw loan	11.60% (S + 6.25%)	1/18/2029	631	587	625	0.1%
		First lien senior secured delayed draw loan	11.60% (S + 6.25%)	4/18/2024	-	-	-	0.0%
		First lien senior secured revolving loan	11.60% (S + 6.25%)	1/18/2029	198	190	196	0.0%
		First lien senior secured loan	11.60% (S + 6.25%)	1/18/2029	2,860	2,786	2,832	0.4%
					154,125	150,750	152,556	22.3%
Health care providers & services
Brightview, LLC		First lien senior secured loan	11.47% (S + 6.00%)	12/14/2026	12,870	12,855	12,645	1.9%
		First lien senior secured delayed draw loan	11.47% (S + 6.00%)	12/14/2026	1,719	1,714	1,689	0.3%
		First lien senior secured revolving loan	11.47% (S + 6.00%)	12/14/2026	774	774	761	0.1%
Guardian Dentistry Partners		First lien senior secured loan	11.97% (S + 6.50%)	8/20/2026	8,057	7,929	8,057	1.2%
		First lien senior secured delayed draw loan	11.97% (S + 6.50%)	8/20/2026	15,682	15,464	15,682	2.3%
		First lien senior secured delayed draw loan	11.97% (S + 6.50%)	8/20/2026	5,808	5,808	5,808	0.9%
Guided Practice Solutions: Dental, LLC (GPS)		First lien senior secured delayed draw loan	11.72% (S + 6.25%)	12/29/2025	6,475	6,056	6,475	0.9%
Light Wave Dental Management LLC		First lien senior secured revolving loan	12.35% (S + 7.00%)	6/30/2029	2,181	2,099	2,181	0.3%
		First lien senior secured loan	12.35% (S + 7.00%)	6/30/2029	22,423	21,834	22,423	3.3%
SGA Dental Partners Holdings, LLC		First lien senior secured loan	11.67% (S + 6.00%)	12/30/2026	11,828	11,683	11,828	1.7%
		First lien senior secured loan	11.61% (S + 6.00%)	12/30/2026	1,681	1,563	1,681	0.2%
		First lien senior secured delayed draw loan	11.67% (S + 6.00%)	12/30/2026	11,024	10,856	11,024	1.6%
		First lien senior secured delayed draw loan	11.67% (S + 6.00%)	4/19/2024	-	-	-	0.0%
		First lien senior secured revolving loan	11.67% (S + 6.00%)	12/30/2026	-	-	-	0.0%
					100,522	98,635	100,254	14.7%
LSL Industries, LLC (LSL Healthcare)		First lien senior secured loan	12.15% (S + 6.50%)	11/3/2027	19,529	18,911	19,334	2.8%
		First lien senior secured delayed draw loan	12.15% (S + 6.50%)	11/3/2024	-	-	-	0.0%
		First lien senior secured revolving loan	12.15% (S + 6.50%)	11/3/2027	-	-	-	0.0%
					19,529	18,911	19,334	2.8%

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of December 31, 2023

(amounts in 000’s, except number of shares, units)

				Maturity	Principal /	Amortized	Fair	Percentage of
Portfolio Company(1)	Footnotes	Investment(2)	Interest Rate	Date	Par	Cost(3)(4)	Value	Net Assets
Health care equipment & supplies
Household durables
Curio Brands, LLC		First lien senior secured loan	10.96% (S + 5.50%)	12/21/2027	17,173	16,859	16,830	2.5%
		First lien senior secured revolving loan	10.96% (S + 5.50%)	12/21/2027	-	-	-	0.0%
		First lien senior secured delayed draw loan	10.96% (S + 5.50%)	12/21/2027	4,121	4,121	4,039	0.6%
					21,294	20,980	20,869	3.1%
Household products
Home Brands Group Holdings, Inc. (ReBath)		First lien senior secured loan	10.29% (S + 4.75%)	11/8/2026	17,052	16,826	16,967	2.5%
		First lien senior secured revolving loan	10.29% (S + 4.75%)	11/8/2026	-	-	-	0.0%
					17,052	16,826	16,967	2.5%
Insurance
Allcat Claims Service, LLC		First lien senior secured loan	11.53% (S + 6.00%)	7/7/2027	7,717	7,551	7,717	1.1%
		First lien senior secured delayed draw loan	11.53% (S + 6.00%)	7/7/2027	21,605	21,266	21,605	3.2%
		First lien senior secured revolving loan	11.53% (S + 6.00%)	7/7/2027	-	-	-	0.0%
					29,322	28,817	29,322	4.3%
IT services
Domain Information Services Inc. (Integris)		First lien senior secured loan	11.29% (S + 5.75%)	9/30/2025	20,444	20,122	20,342	3.0%
Improving Acquisition LLC		First lien senior secured loan	12.22% (S + 6.50%)	7/26/2027	31,650	31,140	31,492	4.6%
		First lien senior secured revolving loan	12.22% (S + 6.50%)	7/26/2027	-	-	-	0.0%
					52,094	51,262	51,834	7.6%
Leisure products
BCI Burke Holding Corp.		First lien senior secured loan	11.11% (S + 5.50%)	12/14/2027	15,373	15,219	15,603	2.3%
		First lien senior secured delayed draw loan	11.11% (S + 5.50%)	12/14/2027	578	545	586	0.1%
		First lien senior secured revolving loan	11.11% (S + 5.50%)	6/14/2027	-	-	-	0.0%
VENUplus, Inc. (f/k/a CTM Group, Inc.)		First lien senior secured loan	12.29% (S + 6.75%)	11/30/2026	4,420	4,325	4,398	0.6%
MacNeill Pride Group		First lien senior secured loan	11.86% (S + 6.25%)	4/22/2026	8,254	8,198	8,151	1.2%
		First lien senior secured delayed draw loan	11.86% (S + 6.25%)	4/22/2026	3,277	3,221	3,236	0.5%
		First lien senior secured revolving loan	11.86% (S + 6.25%)	4/22/2026	-	-	-	0.0%
Trademark Global LLC		First lien senior secured loan	12.97% (S +7.50%, 1.50% is PIK)	7/30/2024	11,798	11,776	10,736	1.6%
		First lien senior secured revolving loan	12.97% (S +7.50%, 1.50% is PIK)	7/30/2024	2,630	2,627	2,393	0.3%
					46,330	45,911	45,103	6.6%
Machinery
Pennsylvania Machine Works, LLC		First lien senior secured loan	11.61% (S + 6.00%)	3/6/2027	1,908	1,896	1,908	0.3%
PVI Holdings, Inc		First lien senior secured loan	12.16% (S + 6.77%)	1/18/2028	23,895	23,602	24,074	3.5%
Techniks Holdings, LLC / Eppinger Holdings Germany GMBH	(6)	First lien senior secured loan	12.75% (S + 7.25%)	2/4/2025	24,812	24,468	24,688	3.6%
		First lien senior secured revolving loan	11.80% (S + 6.25%)	2/4/2025	1,050	1,003	1,045	0.2%
					51,665	50,969	51,715	7.6%
Personal care products
DRS Holdings III, Inc. (Dr. Scholl’s)		First lien senior secured loan	11.71% (S + 6.25%)	11/1/2025	11,004	10,954	11,004	1.6%
		First lien senior secured revolving loan	11.71% (S + 6.25%)	11/1/2025	-	-	-	0.0%
PH Beauty Holdings III, Inc.		First lien senior secured loan	10.65% (S + 5.00%)	9/28/2025	9,442	9,278	9,183	1.3%
Silk Holdings III Corp. (Suave)		First lien senior secured loan	13.10% (S + 7.75%)	5/1/2029	19,900	19,351	20,298	3.0%
					40,346	39,583	40,485	5.9%
Pharmaceuticals
Foundation Consumer Brands		First lien senior secured loan	11.79% (S + 6.25%)	2/12/2027	6,781	6,744	6,832	1.0%
		First lien senior secured revolving loan	11.79% (S + 6.25%)	2/12/2027	-	-	-	0.0%
					6,781	6,744	6,832	1.0%

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of December 31, 2023

(amounts in 000’s, except number of shares, units)

				Maturity	Principal /	Amortized	Fair	Percentage of
Portfolio Company(1)	Footnotes	Investment(2)	Interest Rate	Date	Par	Cost(3)(4)	Value	Net Assets
Professional services
4 Over International, LLC		First lien senior secured loan	12.46% (S + 7.00%)	12/7/2026	19,438	18,757	19,438	2.8%
DISA Holdings Corp. (DISA)		First lien senior secured delayed draw loan	10.84% (S + 5.50%)	9/9/2028	3,714	3,578	3,714	0.5%
		First lien senior secured revolving loan	10.84% (S + 5.50%)	9/9/2028	392	347	392	0.1%
		First lien senior secured loan	10.84% (S + 5.50%)	9/9/2028	22,177	21,625	22,177	3.2%
Universal Marine Medical Supply International, LLC (Unimed)		First lien senior secured loan	13.01% (S + 7.50%)	12/5/2027	13,527	13,253	13,527	2.0%
		First lien senior secured revolving loan	13.00% (S + 7.50%)	12/5/2027	2,544	2,494	2,544	0.4%
					61,792	60,054	61,792	9.0%
Software
AIDC Intermediate Co 2, LLC (Peak Technologies)		First lien senior secured loan	11.80% (S + 6.25%)	7/22/2027	34,650	33,736	34,650	5.1%
Specialty retail
Sundance Holdings Group, LLC	(7)	First lien senior secured loan	15.03% (S + 9.50%, 1.50% is PIK)	5/1/2024	9,210	9,022	8,911	1.3%
		First lien senior secured delayed draw loan	15.03% (S + 9.50%, 1.50% is PIK)	5/1/2024	-	-	-	0.0%
					9,210	9,022	8,911	1.3%
Textiles, apparel & luxury goods
American Soccer Company, Incorporated (SCORE)		First lien senior secured loan	12.75% (S + 7.25%)	7/20/2027	29,816	29,317	29,145	4.3%
		First lien senior secured revolving loan	12.75% (S + 7.25%)	7/20/2027	2,128	2,067	2,080	0.3%
BEL USA, LLC		First lien senior secured loan	12.53% (S + 7.00%)	6/2/2026	5,804	5,774	5,804	0.8%
		First lien senior secured loan	12.53% (S + 7.00%)	6/2/2026	96	95	96	0.0%
YS Garments, LLC		First lien senior secured loan	13.00% (S + 7.50%)	8/9/2026	6,849	6,758	6,729	1.0%
					44,693	44,011	43,854	6.4%
Trading companies & distributors
BCDI Meteor Acquisition, LLC (Meteor)		First lien senior secured loan	12.45% (S + 7.00%)	6/29/2028	16,297	15,955	16,297	2.4%
Broder Bros., Co.		First lien senior secured loan	11.61% (S+ 6.00%)	12/4/2025	4,640	4,439	4,640	0.7%
CGI Automated Manufacturing, LLC		First lien senior secured loan	12.61% (S + 7.00%)	12/17/2026	20,510	19,849	20,459	3.0%
		First lien senior secured loan	12.61% (S + 7.00%)	12/17/2026	6,681	6,559	6,664	1.0%
		First lien senior secured delayed draw loan	12.61% (S + 7.00%)	12/17/2026	3,616	3,510	3,607	0.5%

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of December 31, 2023

(amounts in 000’s, except number of shares, units)

				Maturity	Principal /	Amortized	Fair	Percentage of
Portfolio Company(1)	Footnotes	Investment(2)	Interest Rate	Date	Par	Cost(3)(4)	Value	Net Assets
		First lien senior secured revolving loan	12.61% (S + 7.00%)	12/17/2026	327	244	327	0.0%
EIS Legacy, LLC		First lien senior secured loan	11.24% (S + 5.75%)	11/1/2027	18,079	17,838	18,079	2.6%
		First lien senior secured loan	11.27% (S + 5.75%)	11/1/2027	9,666	9,356	9,666	1.4%
		First lien senior secured delayed draw loan	11.24% (S + 5.75%)	4/20/2025	-	-	-	0.0%
		First lien senior secured revolving loan	11.24% (S + 5.75%)	11/1/2027	-	-	-	0.0%
Engineered Fastener Company, LLC (EFC International)		First lien senior secured loan	12.00% (S + 6.50%)	11/1/2027	23,604	23,113	23,899	3.5%
Genuine Cable Group, LLC		First lien senior secured loan	10.96% (S + 5.50%)	11/1/2026	29,057	28,336	28,984	4.2%
		First lien senior secured loan	10.96% (S + 5.50%)	11/1/2026	5,506	5,347	5,492	0.8%
I.D. Images Acquisition, LLC		First lien senior secured loan	11.75% (S + 6.25%)	7/30/2026	13,651	13,538	13,651	2.0%
		First lien senior secured delayed draw loan	11.75% (S + 6.25%)	7/30/2026	2,486	2,450	2,486	0.4%
		First lien senior secured loan	11.70% (S + 6.25%)	7/30/2026	4,522	4,457	4,522	0.7%
		First lien senior secured loan	11.75% (S + 6.25%)	7/30/2026	1,043	1,033	1,043	0.2%
		First lien senior secured revolving loan	11.75% (S + 6.25%)	7/30/2026	-	-	-	0.0%
Krayden Holdings, Inc.		First lien senior secured delayed draw loan	11.20% (S + 5.75%)	3/1/2025	-	-	-	0.0%
		First lien senior secured delayed draw loan	11.20% (S + 5.75%)	3/1/2025	-	-	-	0.0%
		First lien senior secured revolving loan	11.20% (S + 5.75%)	3/1/2029	-	-	-	0.0%
		First lien senior secured loan	11.20% (S + 5.75%)	3/1/2029	9,491	9,099	9,491	1.4%
OAO Acquisitions, Inc. (BearCom)		First lien senior secured loan	11.61% (S + 6.25%)	12/27/2029	21,370	20,979	21,370	3.1%
		First lien senior secured delayed draw loan	11.61% (S + 6.25%)	12/27/2025	-	-	-	0.0%
		First lien senior secured revolving loan	11.61% (S + 6.25%)	12/27/2029	-	-	-	0.0%
United Safety & Survivability Corporation (USSC)		First lien senior secured loan	11.79% (S + 6.25%)	9/30/2027	12,436	12,147	12,436	1.8%
		First lien senior secured loan	11.79% (S + 6.25%)	9/28/2027	1,607	1,490	1,607	0.3%
		First lien senior secured delayed draw loan	11.79% (S + 6.25%)	9/30/2027	3,160	3,110	3,160	0.5%
		First lien senior secured revolving loan	11.79% (S + 6.25%)	9/30/2027	870	860	870	0.1%
					208,619	203,709	208,750	30.6%
Wireless telecommunication services
Centerline Communications, LLC		First lien senior secured loan	11.53% (S + 6.00%)	8/10/2027	14,945	14,751	13,936	2.0%
		First lien senior secured delayed draw loan	11.53% (S + 6.00%)	8/10/2027	7,044	6,954	6,568	1.0%
		First lien senior secured delayed draw loan	11.53% (S + 6.00%)	8/10/2027	6,202	6,112	5,783	0.9%
		First lien senior secured revolving loan	11.53% (S + 6.00%)	8/10/2027	1,800	1,778	1,679	0.2%
		First lien senior secured loan	11.53% (S + 6.00%)	8/10/2027	1,020	996	952	0.1%
					31,011	30,591	28,918	4.2%
Total Private Credit Debt Investments					1,353,096	1,327,190	1,346,174	197.1%

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of December 31, 2023

(amounts in 000’s, except number of shares, units)

	Footnotes	Number of Shares/Units	Cost	Fair Value	Percentage of Net Assets
Equity Investments(9)
Automobile components
Vehicle Accessories, Inc. - Class A common	(12)	128,250	-	326	0.0%
Vehicle Accessories, Inc. - preferred	(12)	250,000	250	292	0.1%
		378,250	250	618	0.1%
Commercial services & supplies
American Equipment Holdings LLC- Class A units	(13)	426	284	508	0.1%
BLP Buyer, Inc. (Bishop Lifting Products) - Class A common	(14)	582,469	652	1,200	0.1%
Arborworks Acquisition LLC – Class A preferred units	(10)	21,716	9,179	9,287	1.4%
Arborworks Acquisition LLC – Class B preferred units	(10)	21,716	-	-	0.0%
Arborworks Acquisition LLC – Class A common units	(10)	2,604	-	-	0.0%
		628,931	10,115	10,995	1.6%
Food products
BC CS 2, L.P. (Cuisine Solutions)	(6)(11)	2,000,000	2,000	2,611	0.4%
City Line Distributors, LLC - Class A units	(15)	418,416	418	418	0.1%
Gulf Pacific Holdings, LLC - Class A common	(13)	250	250	189	0.0%
Gulf Pacific Holdings, LLC - Class C common	(13)	250	-	-	0.0%
IF&P Foods, LLC (FreshEdge) - Class A preferred	(13)	750	750	905	0.1%
IF&P Foods, LLC (FreshEdge) - Class B common	(13)	750	-	-	0.0%
Siegel Parent, LLC	(16)	250	250	72	0.0%
		2,420,666	3,668	4,195	0.6%
Healthcare equipment & supplies
LSL Industries, LLC (LSL Healthcare)	(13)	7,500	750	552	0.1%
IT services
Domain Information Services Inc. (Integris)		250,000	250	344	0.0%
Specialty retail
Sundance Direct Holdings, Inc. - common		21,479	-	-	0.0%
Textiles, apparel & luxury goods
American Soccer Company, Incorporated (SCORE)	(16)	1,000,000	1,000	620	0.1%
Total Private Equity Investments			16,033	17,324	2.5%

Total Private Investments			1,343,223	1,363,498	199.6%

		Number of		Fair	Percentage of
	Footnotes	Shares	Cost	Value	Net Assets
Short-Term Investments
First American Treasury Obligations Fund - Institutional Class Z, 5.21%	(17)	12,802,362	12,802	12,802	1.9%
Total Short-Term Investments		12,802,362	12,802	12,802	1.9%

Total Investments			$1,356,025	$1,376,300	201.5%
Liabilities in Excess of Other Assets				(693,244)	(101.5)%
Net Assets				$683,056	100.0%

(1)	As of December 31, 2023, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company.

(2)	Debt investments are pledged to the Company’s credit facilities, and a single debt investment may be divided into parts that are individually pledged to separate credit facilities.

(3)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.

(4)	As of December 31, 2023, the tax cost of the Company’s investments approximates their amortized cost.

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

On May 24, 2024, the Company completed its initial public offering (“IPO”), issuing 6,000,000 shares of its common stock at a public offering price of $16.63 per share. Net of underwriting fees and offering expenses, the Company received net cash proceeds of $92,363. The Company’s common stock began trading on the New York Stock Exchange (“NYSE”) under the ticker symbol “KBDC” on May 22, 2024.

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

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

Note 2. Significant Accounting Policies

A. Basis of Presentation — the accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company is an investment company and follows accounting and reporting guidance of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 946 — “Financial Services — Investment Companies.” In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair statement of the consolidated financial statements for the periods presented, have been included.

B. Consolidation — as provided under Regulation S-X and ASC Topic 946 – “Financial Services – Investment Companies”, the Company will generally not consolidate its investment in a company other than a wholly-owned investment company or controlled operating company whose business consists of providing services to the Company.

Accordingly, the Company consolidated the accounts of the Company’s wholly-owned subsidiaries, Kayne Anderson BDC Financing, LLC, (“KABDCF”); Kayne Anderson BDC Financing II, LLC (“KABDCF II”), and KABDC Corp, LLC in its consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation. KABDC Corp, LLC is a Delaware LLC that has elected to be treated as a corporation for U.S. tax purposes and was formed to facilitate compliance with the requirements to be treated as a RIC under the Code by holding (directly or indirectly through a subsidiary) equity or equity related investments in portfolio companies organized as limited liability companies or limited partnerships.

C. Use of Estimates — the preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the period. Actual results could differ materially from those estimates.

D. Cash and Cash Equivalents — cash and cash equivalents include short-term, liquid investments with an original maturity of three months or less and include money market fund accounts. Cash equivalents, which are the Company’s investments in money market fund accounts, are presented on the Company’s consolidated schedule of investments, and within investments on the Company’s consolidated statement of assets and liabilities.

E. Investment Valuation, Fair Value — the Company conducts the valuation of its investments consistent with GAAP and the 1940 Act. The Company’s investments will be valued no less frequently than quarterly, in accordance with the terms of Topic 820 of the Financial Accounting Standards Board’s Accounting Standards Codification, Fair Value Measurement and Disclosures (“ASC 820”).

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

F. Interest Income Recognition — Interest income is recorded on an accrual basis and includes the accretion of discounts, amortization of premiums and payment-in-kind (“PIK”) interest. Discounts from and premiums to par value on investments purchased are accreted/amortized into interest income over the life of the respective security using the effective yield method. To the extent loans contain PIK provisions, PIK interest, computed at the contractual rate specified in each applicable agreement, is accrued and recorded as interest income and added to the principal balance of the loan. PIK interest income added to the principal balance is generally collected upon repayment of the outstanding principal. The Company does not accrue PIK interest if, in the opinion of the Advisor, the portfolio company valuation indicates that the PIK interest is not likely to be collectible. If the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through PIK interest income. Previously capitalized PIK interest is not reversed when an investment is placed on non-accrual status. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends for the year the income was earned, even though the Company has not yet collected the cash. The amortized cost of investments represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest. For the nine months ended September 30, 2024 and 2023, the Company had $2,119 and $1,310, respectively, of PIK interest included in interest income, which represents 1.4% and 1.1%, respectively, of aggregate interest income.

Loans are generally placed on non-accrual status when it has been determined that a significant impairment in the financial condition and ability of the borrower to repay principal and interest has occurred and is expected to continue such that it is probable the collectability of full amount of the loan (principal and interest) is doubtful. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. If cash payments are received subsequent to a loan being placed on non-accrual status, these payments will first be applied to previously accrued but uncollected interest, then to recover the principal. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Non-accrual loans are restored to accrual status when past due principal and interest are paid or there is no longer a reasonable doubt that such principal or interest will be collected in full and, in the Company’s judgment, principal and interest are likely to remain current. The Company may make exceptions to this policy if the loan has sufficient collateral value (i.e., typically measured as enterprise value of the portfolio company) or is in the process of collection. As of September 30, 2024, the Company had two debt investments on non-accrual status, which comprised 1.2% and 1.0%, respectively, of total debt investments at cost and fair value. As of September 30, 2023, the Company had one investment on non-accrual status, which comprised 1.9% and 1.1%, respectively, of total debt investments at cost and fair value.

G. Debt Issuance Costs — Costs incurred by the Company related to the issuance of its debt (credit facilities) are capitalized and amortized over the period the debt is outstanding. The Company has classified the costs incurred to issue its credit facilities as a deduction from the carrying value of the credit facilities on the Statement of Assets and Liabilities. For the purpose of calculating the Company’s asset coverage ratios pursuant to the 1940 Act, deferred issuance costs are not deducted from the carrying value of debt or preferred stock.

H. Dividends to Common Stockholders — Dividends to common stockholders are recorded on the record date. The amount to be paid out as a dividend is determined by the Company’s board of directors each quarter and is generally based upon the earnings estimated by management and considers the level of undistributed taxable income carried forward from the prior year for distribution in the current year. Net realized capital gains, if any, are generally distributed, although the Company may decide to retain such capital gains for investment.

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

I. Income Taxes — it is the Company’s intention to continue to be treated as and to qualify each year for special tax treatment afforded a RIC under the Code. As long as the Company meets certain requirements that govern its sources of income, diversification of assets and timely distribution of earnings to stockholders, the Company will not be subject to U.S. federal income tax.

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

J. Commitments and Contingencies — in the normal course of business, the Company may enter into contracts that provide a variety of general indemnifications. Any exposure to the Company under these arrangements could involve future claims that may be made against the Company. Currently, no such claims exist or are expected to arise and, accordingly, the Company has not accrued any liability in connection with such indemnifications.

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

Note 3. Agreements and Related Party Transactions

A. Controlled / Affiliated Portfolio Companies — under the 1940 Act, the Company is required to separately identify non-controlled investments where it owns 5% or more of a portfolio company’s outstanding voting securities and/or has the power to exercise control over the management or policies of such portfolio company as investments in “affiliated” companies. In addition, under the 1940 Act, the Company is required to separately identify investments where it owns more than 25% of a portfolio company’s outstanding voting securities and/or has the power to exercise control over the management or policies of such portfolio company as investments in “controlled” companies. Under the 1940 Act, “non-affiliated investments” are defined as investments that are neither controlled investments nor affiliated investments. Detailed information with respect to the Company’s non-controlled, non-affiliated, and non-controlled, affiliated, investments is contained in the accompanying consolidated financial statements, including the consolidated schedule of investments.

B. Administration Agreement — on February 5, 2021, the Company entered into an Administration Agreement with its Advisor, which serves as its Administrator and will provide or oversee the performance of its required administrative services and professional services rendered by others, which will include (but are not limited to), accounting, payment of our expenses, legal, compliance, operations, technology and investor relations, preparation and filing of its tax returns, and preparation of financial reports provided to its stockholders and filed with the SEC. On March 6, 2024, the Board approved an additional one-year term of the Administration Agreement through March 15, 2025.

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

C. Investment Advisory Agreement — on February 5, 2021, the Company entered into an Investment Advisory Agreement with its Advisor. Pursuant to the Investment Advisory Agreement with its Advisor, the Company will pay its Advisor a fee for investment advisory and management services consisting of two components—a base management fee and an incentive fee. The Advisor may, from time-to-time, grant waivers on the Company’s obligations, including waivers of the base management fee and/or incentive fee, under the Investment Advisory Agreement. The Investment Advisory Agreement may be terminated by either party with 60 days’ written notice. On March 6, 2024, the Board approved an additional one-year term of the Investment Advisory Agreement from March 16, 2024 to March 15, 2025.

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

For the three months ended September 30, 2024, the Company incurred base management fees of $3,573, net of waiver of $1,191. For the three months ended September 30, 2023, the Company incurred base management fees of $2,905.

For the nine months ended September 30, 2024, the Company incurred base management fees of $10,875, net of waiver of $1,662 For the nine months ended September 30, 2023, the Company incurred base management fees of $8,438.

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

For the three months ended September 30, 2024, the Company incurred incentive fees on income of zero, net of waivers of $5,605 and no incentive fees on capital gains. For the three months ended September 30, 2023, the Company incurred incentive fees on income of $2,371 and no incentive fees on capital gains.

For the nine months ended September 30, 2024, the Company incurred incentive fees on income of $2,631, net of waivers of $9,714, and no incentive fees on capital gains. For the nine months ended September 30, 2023, the Company incurred incentive fees on income of $6,929 and no incentive fees on capital gains.

Payment of Incentive Fees Prior to the IPO Date

Prior to the Company’s IPO, incentive fees earned by the Advisor accrued as earned but only became payable in cash to the Advisor upon consummation the IPO. In June 2024, the Company paid $16,826 to the Advisor for these accrued as earned fees through the quarter ended March 31, 2024.

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

Note 4. Investments

The following table presents the composition of the Company’s investment portfolio at amortized cost and fair value as of September 30, 2024 and December 31, 2023.

	September 30, 2024		December 31, 2023
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
First-lien senior secured debt investments(1)	$1,903,450	$1,923,211	$1,327,190	$1,346,174
Equity investments(2)	18,336	20,228	16,033	17,324
Short-term investments	22,670	22,670	12,802	12,802
Total Investments	$1,944,456	$1,966,109	$1,356,025	$1,376,300

(1)	Includes debt investment in Trademark Global LLC.

(2)	Includes equity investment in TG Parent Newco LLC (Trademark Global LLC).

As of September 30, 2024 and December 31, 2023, $184,696 and $68,578, respectively, of the Company’s total assets were non-qualifying assets, as defined by Section 55(a) of the 1940 Act.

The Company uses Global Industry Classification Standards (GICS), Level 3 – Industry, for classifying the industry groupings of its portfolio companies.

The industry composition of long-term investments based on fair value as of September 30, 2024 and December 31, 2023 was as follows:

	September 30, 2024	December 31, 2023
Trading companies & distributors	14.6%	15.3%
Food products	9.7%	11.5%
Commercial services & supplies	7.8%	9.4%
Containers & packaging	7.7%	7.2%
Health care providers & services	6.8%	7.4%
Aerospace & defense	4.9%	6.3%
Professional services	4.8%	4.5%
Leisure products	3.9%	3.3%
Personal care products	3.8%	3.0%
Automobile components	3.6%	2.0%
Machinery	3.1%	3.8%
IT services	2.7%	3.8%
Building products	2.3%	2.0%
Specialty retail	2.2%	0.7%
Textiles, apparel & luxury goods	2.1%	3.3%
Insurance	2.0%	2.2%
Pharmaceuticals	1.9%	0.5%
Software	1.8%	2.5%
Chemicals	1.6%	3.1%
Diversified telecommunication services	1.6%	0.4%
Wireless telecommunication services	1.5%	2.1%
Health care equipment & supplies	1.5%	1.5%
Hotels, restaurants & leisure	1.4%	-%
Household durables	1.0%	1.5%
Entertainment	0.9%	-%
Household products	0.8%	1.2%
Media	0.8%	-%
Construction materials	0.8%	-%
Biotechnology	0.7%	0.9%
Semiconductors & semiconductor equipment	0.6%	-%
Electrical equipment	0.5%	-%
Capital markets	0.4%	0.6%
Diversified consumer services	0.2%	-%
	100.0%	100.0%

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

The following tables present the fair value hierarchy of investments as of September 30, 2024 and December 31, 2023. Note that the valuation levels below are not necessarily an indication of the risk or liquidity associated with the underlying investment.

	Fair Value Hierarchy as of September 30, 2024
Investments:	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments(1)	$-	$269,720	$1,653,491	$1,923,211
Equity investments(2)	-	-	20,228	20,228
Short-term investments	22,670	-	-	22,670
Total Investments	$22,670	$269,720	$1,673,719	$1,966,109

(1)	Includes debt investment in Trademark Global LLC.

(2)	Includes equity investment in TG Parent Newco LLC (Trademark Global LLC).

	Fair Value Hierarchy as of December 31, 2023
Investments:	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$-	$-	$1,346,174	$1,346,174
Equity investments	-	-	17,324	17,324
Short-term investments	12,802	-	-	12,802
Total Investments	$12,802	$-	$1,363,498	$1,376,300

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and nine months ended September 30, 2024 and 2023.

	First-lien	Private
	senior secured	equity
For the three months ended September 30, 2024	debt investments(1)	investments(2)	Total
Fair value, beginning of period	$1,555,770	$18,627	$1,574,397
Purchases of investments, including PIK, if any	176,805	773	177,578
Proceeds from sales of investments and principal repayments	(82,805)	-	(82,805)
Net change in unrealized gain (loss)	395	828	1,223
Net realized gain (loss)	-	-	-
Net accretion of discount on investments	3,326	-	3,326
Transfers into (out of) Level 3	-	-	-
Fair value, end of period	$1,653,491	$20,228	$1,673,719

	First-lien	Private
	senior secured	equity
For the three months ended September 30, 2023	debt investments	investments	Total
Fair value, beginning of period	$1,276,048	$7,903	$1,283,951
Purchases of investments, including PIK, If any	40,064	418	40,482
Proceeds from sales of investments and principal repayments	(41,776)	-	(41,776)
Net change in unrealized gain (loss)	(7,240)	(257)	(7,497)
Net realized gain (loss)	-	-	-
Net accretion of discount on investments	2,443	-	2,443
Transfers into (out of) Level 3	-	-	-
Fair value, end of period	$1,269,539	$8,064	$1,277,603

	First-lien	Private
	senior secured	equity
For the nine months ended September 30, 2024	debt investments(1)	investments(2)	Total
Fair value, beginning of period	$1,346,174	$17,324	$1,363,498
Purchases of investments, including PIK, if any	451,477	2,303	453,780
Proceeds from sales of investments and principal repayments	(155,667)	-	(155,667)
Net change in unrealized gain (loss)	2,714	601	3,315
Net realized gain (loss)	-	-	-
Net accretion of discount on investments	8,793	-	8,793
Transfers into (out of) Level 3	-	-	-
Fair value, end of period	$1,653,491	$20,228	$1,673,719

	First-lien	Private
	senior secured	equity
For the nine months ended September 30, 2023	debt investments	investments	Total
Fair value, beginning of period	$1,157,971	$7,148	$1,165,119
Purchases of investments, including PIK, If any	218,541	605	219,146
Proceeds from sales of investments and principal repayments	(105,319)	-	(105,319)
Net change in unrealized gain (loss)	(8,414)	311	(8,103)
Net realized gain (loss)	-	-	-
Net accretion of discount on investments	6,760	-	6,760
Transfers into (out of) Level 3	-	-	-
Fair value, end of period	$1,269,539	$8,064	$1,277,603

(1)	Includes debt investment in Trademark Global LLC.

(2)	Includes equity investment in TG Parent Newco LLC (Trademark Global LLC).

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

For the three and nine months ended September 30, 2024 and 2023, the Company did not recognize any transfers to or from Level 3. The increase in unrealized gain (loss) relates to investments that were held during the period. The Company includes these unrealized gains and losses on the Statement of Operations – Net Change in Unrealized Gains (Losses).

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

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

Quantitative Table for Valuation Techniques

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of September 30, 2024 and December 31, 2023. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Advisor’s determination of fair value. The Company calculates weighted average, based on the value of the unobservable input of each investment relative to the fair value of the investment compared to the total fair value of all investments. First-lien senior secured debt investments include the Company’s senior secured loan in an investment vehicle (BC CS 2, L.P.), which is considered subordinated debt since it is collateralized by a preferred stock investment in Cuisine Solutions, Inc.

	As of September 30, 2024
		Valuation	Unobservable		Weighted
	Fair Value	Technique	Input	Range	Average
First-lien senior secured debt investments	$1,653,491	Discounted cash flow analysis	Discount rate	7.4% - 15.0%	9.4%
Preferred equity investment	9,554	Discounted cash flow analysis	Discount rate	15.0%	15.0%
Preferred equity investment	500	Precedent Transaction Analysis	Original cost	1.0	1.0
Common equity investment	250	Precedent Transaction Analysis	Original cost	1.0	1.0
Other equity investments	9,924	Comparable Multiples	EV/EBITDA	7.0 - 17.2	11.4
	$1,673,719

	As of December 31, 2023
		Valuation	Unobservable		Weighted
	Fair Value	Technique	Input	Range	Average
First-lien senior secured debt investments	$1,346,174	Discounted cash flow analysis	Discount rate	8.3% - 15.0%	10.2%
Preferred equity investment	9,287	Discounted cash flow analysis	Original Cost	15.0%	15.0%
Other equity investments	8,037	Comparable Multiples	EV/EBITDA	7.1 - 17.2	11.5
	$1,363,498

Note 6. Debt

Corporate Credit Facility

As of September 30, 2024, the Company had a senior secured revolving credit facility (the “Corporate Credit Facility”), that has a total commitment of $400,000. The Company entered into the Corporate Credit Facility on February 18, 2022. The Corporate Credit Facility’s commitment termination date and the final maturity date are February 18, 2026 and February 18, 2027, respectively. The Corporate Credit Facility also provides for a feature that allows the Company, under certain circumstances, to increase the overall size of the Corporate Credit Facility to a maximum of $550,000. The interest rate on the Corporate Credit Facility is equal to Term SOFR (a forward-looking rate based on SOFR futures) plus an applicable spread of 2.35% per annum or an “alternate base rate” (as defined in the agreements governing the Corporate Credit Facility) plus an applicable spread of 1.25%. The Company is also required to pay a commitment fee of 0.375% per annum on any unused portion of the Corporate Credit Facility.

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

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

For the nine months ended September 30, 2024 and 2023, the average amount of borrowings outstanding under the Corporate Credit Facility was $157,022 and $265,344, respectively, with a weighted average interest rate of 7.64% and 7.24%, respectively. As of September 30, 2024, the Company had $221,000 outstanding under the Corporate Credit Facility at a weighted average interest rate of 7.13%.

Revolving Funding Facility

As of September 30, 2024, the Company had a senior secured revolving funding facility (the “Revolving Funding Facility”), that has a total commitment of $600,000. On April 3, 2024, the Company and its wholly owned, special purpose financing subsidiary, Kayne Anderson BDC Financing, LLC (“KABDCF”), amended the Revolving Funding Facility. Under the terms of the third amendment, the Company and KABDCF increased the commitment amount from $455,000 to $600,000. The end of the reinvestment period was extended to April 2, 2027, and the maturity date was extended to April 3, 2029. The interest rate on the Revolving Funding Facility was reduced from daily SOFR plus 2.75% per annum to SOFR plus 2.375% - 2.50% per annum depending on the mix of loans securing the Revolving Funding Facility. All other terms of the Revolving Funding Facility remained substantially the same. The Revolving Funding Facility is secured by all of the assets held by KABDCF and the Company has agreed that it will not grant or allow a lien on the membership interest of KABDCF.

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

For the nine months ended September 30, 2024 and 2023, the average amount of borrowings outstanding under the Revolving Funding Facility was $358,204 and $285,033, respectively, with a weighted average interest rate of 7.85% and 7.62%, respectively. As of September 30, 2024, the Company had $409,000 outstanding under the Revolving Funding Facility at a weighted average interest rate of 7.24%.

Revolving Funding Facility II

As of September 30, 2024, the Company and Kayne Anderson BDC Financing II, LLC (“KABDCF II”), a wholly-owned, special purpose financing subsidiary, had a senior secured revolving credit facility (the “Revolving Funding Facility II”). The Revolving Funding Facility II has an initial commitment of $150,000 which, under certain circumstances, can be increased up to $500,000. The Revolving Funding Facility II is secured by all of the assets held by KABDCF II and the Company has agreed that it will not grant or allow a lien on the membership interest of KABDCF II. The end of the reinvestment period and the stated maturity date for the Revolving Funding Facility II are December 22, 2026, and December 22, 2028, respectively. The interest rate on the Revolving Funding Facility II is equal to 3-month term SOFR plus 2.70% per annum. KABDCF II is also required to pay a commitment fee of 0.50% between December 22, 2023 and September 22, 2024 and 0.75% thereafter on the unused portion of the Revolving Funding Facility II.

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

For the nine months ended September 30, 2024, the average amount of borrowings outstanding under the Revolving Funding Facility II was $73,577, with a weighted average interest rate of 8.02%. As of September 30, 2024, the Company had $83,000 outstanding under the Revolving Funding Facility II at a weighted average interest rate of 8.03%.

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

For the nine months ended September 30, 2024 and 2023, the average amount of borrowings outstanding under the Subscription Credit Agreement were $4,416 and $49,220, respectively, with a weighted average interest rate of 7.61% and 6.93%, respectively.

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

Senior Unsecured Notes

As of September 30, 2024, the Company had $75,000 aggregate principal amount of senior unsecured notes (the “Notes”).

The table below sets forth a summary of the key terms of each series of Notes outstanding at September 30, 2024.

	Principal		Estimated	Fixed
	Outstanding	Unamortized	Fair Value	Interest
Series	September 30, 2024	Issuance Costs	September 30, 2024	Rate	Maturity
A	$25,000	$217	$27,121	8.65%	6/30/2027
B	50,000	479	55,445	8.74%	6/30/2028
	$75,000	$696	$82,566

Holders of the Notes are entitled to receive cash interest payments semi-annually (on January 30 and July 30) at the fixed rate. As of September 30, 2024, the weighted average interest rate on the outstanding Notes was 8.71%.

As of September 30, 2024, the Notes were rated “BBB” by Kroll Bond Rating Agency (“KBRA”). The Company is required to maintain a current rating from one rating agency with respect to the Notes. In the event the Company does not maintain a current rating from a rating agency for a specified period of time or the credit rating on the Notes falls below “BBB-” (a “Below Investment Grade Event”), the interest rate per annum on the Notes will increase by 1.0% during the period the Notes are rated below “BBB-”. In the event the Company’s Secured Debt Ratio exceeds 55% (a “Secured Debt Ratio Event”), the interest rate per annum on the Notes will increase by 1.5% during the period the ratio is above stated percentage. If a Below Investment Grade Event and a Secured Debt Ratio Event is continuing at the same time the aggregate increase in interest rate per annum will not exceed 2.0%.

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

At September 30, 2024, the Company was in compliance with all covenants under the Notes agreements.

Debt obligations consisted of the following as of September 30, 2024 and December 31, 2023.

	September 30, 2024
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Notes	$75,000	$75,000	$-	$74,304
Corporate Credit Facility	400,000	221,000	179,000	219,873
Revolving Funding Facility	600,000	409,000	191,000	403,723
Revolving Funding Facility II	150,000	83,000	67,000	81,589
Total debt	$1,225,000	$788,000	$437,000	$779,489

(1)	The amounts available under the Company’s credit facilities do not reflect any limitations related to each borrowing base as of September 30, 2024 for the assets held at KABDCF and KABDCF II.

(2)	The carrying value of the Notes, Corporate Credit Facility, Revolving Funding Facility and Revolving Funding Facility II are presented net of deferred financing costs totaling $8,511.

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

	December 31, 2023
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Notes	$75,000	$75,000	$-	$74,149
Corporate Credit Facility	400,000	234,000	166,000	232,285
Revolving Funding Facility	455,000	306,000	18,536	303,981
Revolving Funding Facility II	150,000	70,000	9,716	68,195
Subscription Credit Agreement	50,000	10,750	39,250	10,709
Total debt	$1,130,000	$695,750	$233,502	$689,319

(1)	The amount available under the Company’s credit facilities reflects the assets held at KABDCF and KABDCF II and any limitations related to each borrowing base as of December 31, 2023.

(2)	The carrying value of the Notes, Corporate Credit Facility, Revolving Funding Facility, Revolving Funding Facility II, and Subscription Credit Agreement are presented net of deferred financing costs totaling $6,431.

For the three and nine months ended September 30, 2024 and 2023, the components of interest expense were as follows:

	For the three months ended
	September 30, 2024	September 30, 2023
Interest expense	$15,122	$13,119
Amortization of debt issuance costs	947	752
Total interest expense	$16,069	$13,871
Average interest rate	8.6%	8.9%
Average borrowings	$731,272	$617,598

	For the nine months ended
	September 30, 2024	September 30, 2023
Interest expense	$42,193	$36,460
Amortization of debt issuance costs	2,771	1,936
Total interest expense	$44,964	$38,396
Average interest rate	8.8%	8.2%
Average borrowings	$668,219	$625,421

Note 7. Share Transactions

Common Stock Issuances

The following table summarizes the number of common stock shares issued and aggregate proceeds received from such issuances related to the Company’s capital call notices pursuant to subscription agreements with investors for the nine months ended September 30, 2024 and 2023.

On May 24, 2024, the Company completed its IPO, issuing 6,000,000 shares of its common stock at a public offering price of $16.63 per share. Net of underwriting fees and offering expenses, the Company received net cash proceeds of $92,363. The Company’s common stock began trading on the NYSE under the ticker symbol “KBDC” on May 22, 2024.

For the nine months ended September 30, 2024
	Offering		Aggregate
	price per	Common stock	offering
Common stock issue date	share	shares issued	amount
February 14, 2024	$16.74	7,089,771	$118,689
April 2, 2024	$16.63	16,232,415	269,945
May 24, 2024	$16.63	6,000,000	99,780
Total common stock issued		29,322,186	$488,414

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

For the period ended September 30, 2024, the agent has repurchased shares of common stock pursuant to the Plan as follows:

Period	Total number of shares repurchased	Average price paid per share	Approximate dollar value of shares that have been purchased under the plan	Approximate dollar value of shares that may yet be purchased under the plan
July 23 - 31, 2024	12,861	$16.20	$208	$99,792
August 1 - 31, 2024	38,271	$16.08	615	$99,177
September 1 - 30, 2024	17,548	$16.16	284	$98,893
Total stock repurchased	68,680		$1,107

Dividends and Dividend Reinvestment

The following tables summarize the dividends declared and payable by the Company for the nine months ended September 30, 2024 and 2023. See Note 11 – Subsequent Events.

For the nine months ended September 30, 2024
	Dividend	Dividend	Dividend
	record	payment	per
Dividend declaration date	date	date	share
March 6, 2024	March 29, 2024	April 17, 2024	$0.40
May 8, 2024	June 28, 2024	July 15, 2024	0.40
August 7, 2024	September 30, 2024	October 15, 2024	0.40
Total dividends declared			$1.20

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

The following tables summarize the amounts received and shares of common stock issued to shareholders pursuant to the Company’s dividend reinvestment plan (“DRIP”) for the nine months ended September 30, 2024 and 2023. See Note 11 – Subsequent Events.

For the nine months ended September 30, 2024
	Dividend	DRIP
	payment	shares	DRIP
Dividend record date	date	issued	value
December 29, 2023	January 16, 2024	95,791	$1,573
March 29, 2024	April 17, 2024	94,816	1,577
June 28, 2024	July 15, 2024	-	-
		190,607	$3,150

For the dividend with a record date of June 28, 2024 and paid on July 15, 2024, the DRIP value was $4,431 and was reinvested into the Company through open market purchases of common stock.

For the dividend with a record date of September 30, 2024 and paid on October 15, 2024, the DRIP value was $4,521 and was reinvested into the Company through open market purchases of common stock.

For the nine months ended September 30, 2023
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

Note 8. Commitments and Contingencies

The Company had an aggregate of $179,008 and $147,928, respectively, of unfunded commitments to provide debt financing to its portfolio companies as of September 30, 2024 and December 31, 2023. Such commitments are generally subject to the satisfaction of certain financial and nonfinancial covenants and certain operational metrics. The commitment period for these amounts may be shorter than the maturity date if drawn or funded. These commitments are not reflected in the Company’s consolidated statement of assets and liabilities. Consequently, such commitments result in an element of credit risk in excess of the amount recognized in the Company’s consolidated statement of assets and liabilities.

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

A summary of the composition of the unfunded commitments as of September 30, 2024 and December 31, 2023 is shown in the table below.

	As of	As of
	September 30, 2024	December 31, 2023
Alcami Corporation (Alcami)	$1,565	$2,543
Allcat Claims Service, LLC	3,302	5,370
Allentown, LLC	357	785
American Equipment Holdings LLC	3,835	483
American Soccer Company, Incorporated (SCORE)	3,784	2,601
Arborworks Acquisition LLC	780	1,872
Basel U.S. Acquisition Co., Inc. (IAC)	2,930	1,622
BCI Burke Holding Corp.	4,659	4,659
OAO Acquisitions, Inc. (BearCom)	6,172	6,982
BLP Buyer, Inc. (Bishop Lifting Products)	3,362	6,548
BR PJK Produce, LLC (Keany)	2,352	2,870
Carton Packaging Buyer, Inc.	2,848	2,848
CCFF Buyer, Inc	17,738	-
CGI Automated Manufacturing, LLC	12	2,390
City Line Distributors, LLC	2,530	5,322
Curio Brands, LLC	1,719	1,719
DISA Holdings Corp. (DISA)	3,331	6,142
Diverzify Intermediate, LLC	3,155	-
DRS Holdings III, Inc. (Dr. Scholl’s)	310	310
Eastern Wholesale Fence	198	1,332
EIS Legacy, LLC	3,846	6,922
Energy Acquisition LP (Electrical Components International, Inc. - ECI)	1,442	-
Envirotech Services, LLC	6,704	-
Eppinger Technologies, LLC	1,316	1,450
FCA, LLC (FCA Packaging)	2,670	2,670
Foundation Consumer Brands	577	577
Fralock Buyer LLC	-	300
Guardian Dentistry Partners	773	-
Guided Practice Solutions	6,371	10,299
Gulf Pacific Holdings, LLC	8,655	10,153
Gusmer Enterprises, Inc.	3,676	3,676
Home Brands Group Holdings, Inc. (ReBath)	2,099	2,099
I.D. Images Acquisition, LLC	2,020	2,020
IF&P Foods, LLC (FreshEdge)	4,198	1,656
Improving Acquisition LLC	1,672	1,672
Krayden Holdings, Inc.	5,437	5,438
Light Wave Dental Management LLC	1,001	827
LSL Industries, LLC (LSL Healthcare)	15,224	15,224
MacNeill Pride Group Corp.	1,798	3,877
ML Buyer, LLC (Mama Lycha Foods, LLC)	3,991	-
Phoenix YW Buyer, Inc. (Elida Beauty)	1,960	-
Pixel Intermediate, LLC	1,046	-
PMFC Holding, LLC	14	137
Refocus Management Services, LLC	6,726	-
Regiment Security Partners LLC	103	104
The Robinette Company	6,254	-
Ruff Roofers Buyer, LLC	7,138	10,966
Salt Dental Collective	1,768	-
SGA Dental Partners Holdings, LLC	-	5,087
Siegel Egg Co., LLC	515	537
Silk Holdings III Corp. (Suave)	6,667	-
Speedstar Holding LLC	1,332	-
Spinrite, Inc.	850	-
Sundance Holdings Group, LLC	439	439
Trademark Global LLC	480	480
US Anchors Group, Inc. (Mechanical Plastics Corp.)	2,819	-
United Safety & Survivability Corporation (USSC)	-	469
USALCO, LLC	-	1,494
Vehicle Accessories, Inc.	2,064	1,671
Worldwide Produce Acquisition, LLC	424	1,286
Total unfunded commitments	$179,008	$147,928

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2024 and December 31, 2023, management was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

Note 9. Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of September 30, 2024 and 2023, there were no dilutive shares.

The following table sets forth the computation of basic and diluted earnings per share of common stock for the three and nine months ended September 30, 2024 and 2023.

	For the three months ended		For the nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net increase (decrease) in net assets resulting from operations	$37,556	$13,872	$96,491	$54,281
Weighted average shares of common stock outstanding - basic and diluted	71,083,885	40,499,327	61,321,163	38,461,385
Earnings (loss) per share of common stock - basic and diluted	$0.53	$0.34	$1.57	$1.41

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

Note 10. Financial Highlights

The following per share of common stock data has been derived from information provided in the unaudited financial statements. The following is a schedule of financial highlights for the nine months ended September 30, 2024 and 2023.

	For the nine months ended September 30,
Per Common Share Operating Performance (1)	2024 (amounts in thousands, except share and per share amounts)	2023 (amounts in thousands, except share and per share amounts)
Net Asset Value, Beginning of Period	$16.42		$16.50

Results of Operations:
Net Investment Income	1.55		1.62
Net Realized and Unrealized Gain (Loss) on Investments(2)	0.04		(0.19)
Net Increase (Decrease) in Net Assets Resulting from Operations	1.59		1.43

Distributions to Common Stockholders
Distributions	(1.20)		(1.53)
Net Decrease in Net Assets Resulting from Distributions	(1.20)		(1.53)

Capital Share Transactions
Issuance of Common Stock, net of Underwriting and Offering Costs	(0.11)		-
Repurchase of Common Stock	-		-
Net Increase (Decrease) Resulting from Capital Share Transactions	(0.11)		-
Net Asset Value, End of Period	$16.70		$16.40
Per Share Market Value, End of Period	$16.21	$	N/A

Shares Outstanding, End of Period	71,047,779		41,506,935

Ratio/Supplemental Data
Net assets, end of period	$1,186,205		$680,726
Weighted-average shares outstanding	61,321,163		38,461,385
Total Return based on net asset value(3)	9.4%		8.9%
Total Return based on market value(4)	2.4%		N/A
Portfolio turnover	12.5%		8.5%
Ratio of operating expenses to average net assets before waivers(5)	10.1%		11.9%
Ratio of operating expenses to average net assets with waiver(5)	8.5%		11.9%
Ratio of net investment income (loss) to average net assets(5)	13.2%		13.3%

(1)	The per common share data was derived by using weighted average shares outstanding.

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

On October 15, 2024, the Company paid a regular dividend of $0.40 per share to each common stockholder of record as of September 30, 2024. The total dividend was $28,420 and $4,521 of the total was reinvested in the Company through open market purchases of common stock pursuant to the DRIP.

On November 6, 2024, the Board of Directors of the Company declared a regular dividend to common stockholders in the amount of $0.40 per share. The regular dividend of $0.40 per share will be paid on January 15, 2025 to stockholders of record as of the close of business on December 31, 2024, payable in cash or shares of common stock of the Company pursuant to the Company’s Dividend Reinvestment Plan, as amended.

From October 1, 2024 to November 7, 2024, the Company’s agent repurchased 21,668 shares of common stock at an average price of $16.09 per share for a total amount of $349.  As of November 7, 2024, $98,544 remains for repurchase under the Company’s 10b5-1 Plan.

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

Our investment activities are managed by KA Credit Advisors, LLC (the “Advisor”), an indirect controlled subsidiary of Kayne Anderson Capital Advisors, L.P. (“Kayne Anderson”), and the Advisor operates within Kayne Anderson’s middle market private credit platform (“KAPC” or “Kayne Anderson Private Credit”). The Advisor is an investment advisor registered with the United States Securities and Exchange Commission (the “SEC”) under the Investment Advisors Act of 1940, as amended. In accordance with the Investment Advisers Act of 1940, as amended, our Advisor is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring investments, and monitoring our investments and portfolio companies on an ongoing basis. The Advisor benefits from the scale and resources of Kayne Anderson and specifically KAPC.

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

The Advisor executes on our investment objective by (1) accessing the established loan sourcing channels developed by KAPC, which includes an extensive network of private equity firms, other middle market lenders, financial advisors, intermediaries and management teams, (2) selecting investments within our middle market company focus, (3) implementing KAPC’s underwriting process and (4) drawing upon its experience and resources and the broader Kayne Anderson network. KAPC was established in 2011 and manages (directly and through affiliates) assets under management (“AUM”) of approximately $7.1 billion related to middle market private credit as of September 30, 2024.

On May 24, 2024, we completed our initial public offering (“IPO”), issuing 6,000,000 shares of our common stock at a public offering price of $16.63 per share. Net of underwriting fees and offering expenses, we received net cash proceeds, before offering expenses, of $92.4 million. The Company’s common stock began trading on the New York Stock Exchange (“NYSE”) under the ticker symbol “KBDC” on May 22, 2024.

Recent Developments

On October 15, 2024, we paid a regular dividend of $0.40 per share to each common stockholder of record as of September 30, 2024. The total dividend was $28.4 million and $4.5 million was reinvested into the Company through open market purchases of common stock.

On November 6, 2024, our Board of Directors declared a regular dividend to common stockholders in the amount of $0.40 per share. The regular dividend of $0.40 per share will be paid on January 15, 2025 to stockholders of record as of the close of business on December 31, 2024, payable in cash or shares of our common stock pursuant to our Dividend Reinvestment Plan, as amended.

From October 1, 2024 to November 7, 2024, our agent repurchased 21,668 shares of common stock at an average price of $16.09 per share for a total amount of $0.3 million.  As of November 7, 2024, $98.5 million remains for repurchase under our stock repurchase plan.

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

As of September 30, 2024, we had investments in 110 portfolio companies with an aggregate fair value of approximately $1,943 million, and unfunded commitments to these portfolio companies of $179 million, and our portfolio consisted of 98.0% first lien senior secured loans, 0.9% subordinated debt and 1.1% equity investments.

As of September 30, 2024, we held investments in broadly syndicated loans in 22 portfolio companies with an aggregate principal amount of $270 million. Our investments in broadly syndicated loans were made in anticipation of the receipt of proceeds from our final capital call and our IPO which closed during the second quarter of 2024. Prior to these investments, we had not held broadly syndicated loans since 2022. Consistent with our strategy at that time, we expect to rotate out of these investments over coming quarters to invest in private middle market loans consistent with our principal strategy. We have presented certain portfolio-related information below for our private middle market loans and broadly syndicated loans separately and on a combined basis for ease of reference.

As of September 30, 2024, 100% of our debt investments had floating interest rates. Our weighted average yields for debt investments were as follows:

●	private middle market loans at fair value and amortized cost weighted average yields were 11.9% and 12.0%, respectively

●	broadly syndicated loans at fair value and amortized cost weighted average yields were 7.8% and 7.7%, respectively; and

●	total debt investments at fair value and amortized cost weighted average yields were 11.3% and 11.4%, respectively

As of September 30, 2024, our portfolio was invested across 33 different industries (Global Industry Classification “GICS”, Level 3 – Industry). The largest industries in our portfolio as of September 30, 2024 were Trading Companies & Distributors, Food Products, Commercial Services & Supplies and Containers & Packaging, which represented, as a percentage of our portfolio of long-term investments, 14.6%, 9.7%, 7.8% and 7.7%, respectively, based on fair value. We are generalist investors and the mix of industries represented by our portfolio companies will vary over time.

As of September 30, 2024, our average position size based on commitment of private credit investments (at the portfolio company level) was $21.3 million.

As of September 30, 2024, the weighted average and median last twelve months (“LTM”) EBITDA of our portfolio companies were as follows:

●	private middle market loans were $59.6 million and $33.7 million, respectively, based on fair value[1]

●	broadly syndicated loans were $2,050.3 million and $1,210.8 million, respectively, based on fair value; and

●	total investments were $349.5 million and $41.7 million, respectively, based on fair value[1]

As of September 30, 2024, the weighted average loan-to-enterprise-value (“LTEV”) of our debt investments at the time of our initial investment was as follows:

●	private middle market loans was 43.2%, based on par[1]

●	broadly syndicated loans was 34.6%, based on par

●	total investments was 42.0%, based on par[1] ; and

●	LTEV represents the total par value of our debt investment relative to our estimate of the enterprise value of the underlying borrower

As of September 30, 2024, we had two debt investments on non-accrual status, which represented 1.0% and 1.2% of total debt investments at fair value and cost, respectively.

As of September 30, 2024, our portfolio companies’ weighted average leverage ratios and weighted average interest coverage ratios (the calculations of which are based on the most recent quarter end or latest available information from the portfolio companies) were as follows:

●	private middle market loans were 4.4x and 2.9x, respectively, based on fair value[1]

●	broadly syndicated loans were 3.3x and 4.0x, respectively, based on fair value; and

●	total investments were 4.2x and 3.1x, respectively, based on fair value[1]

As of September 30, 2024, the percentage of our debt investments including at least one financial maintenance covenant was as follows:

●	private middle market loans was 100.0% based on fair value[2]

●	broadly syndicated loans was 0%, based on fair value; and

●	total investments was 85.7%, based on fair value[2]

[1]	Excludes investments on watch list, which represent 3.7% of the total fair value of debt investments as of September 30, 2024.

[2]	Excludes opportunistic deals, which represent 2.0% of the total fair value of debt investments as of September 30, 2024.

Our investment activity for the three months ended September 30, 2024 and 2023 is presented below (information presented herein is at par value unless otherwise indicated).

	For the three months ended September 30,
	2024 ($ in millions)	2023 ($ in millions)
New investments:
Gross new investments commitments	$182.6	$29.8
Less: investment commitments sold down, exited or repaid(1)	(82.5)	(36.8)
Net investment commitments	$100.1	$(7.0)

Principal amount of investments funded (2):
Private credit investments	$183.8	$41.4
Broadly syndicated loans	-	-
Preferred and common equity investments	0.8	0.4
Total principal amount of investments funded	$184.6	$41.8

Principal amount of investments sold / repaid (2):
Private credit investments	$(82.8)	$(41.8)
Broadly syndicated loans	(2.2)	-
Total principal amount of investments sold or repaid	$(85.0)	$(41.8)

Number of new private credit investment commitments	14	2
Average new private credit investment commitment amount	$12.8	$14.9
Number of new broadly syndicated loan commitments	-	-
Average new broadly syndicated loan commitment amount	$-	$-
Weighted average maturity for new investment commitments(3)	4.9 years	3.7 years
Percentage of new debt investment commitments at floating rates	100.0%	100.0%
Percentage of new debt investment commitments at fixed rates	0.0%	0.0%
Weighted average interest rate of new private credit investment commitments(4)	10.7%	11.3%
Weighted average interest rate of new broadly syndicated loan commitments(4)	-	-
Weighted average interest rate on investments sold or paid down(5)	11.6%	12.3%

(1)	Does not include repayments on revolving loans, which may be redrawn.

(2)	Does not include restructured activity.

(3)	For undrawn delayed draw term loans, the maturity date used is that of the associated term loan.

(4)	Based on the rate in effect at September 30, 2024 per our Consolidated Schedule of Investments for new commitments entered into during the quarter.

(5)	Based on the underlying rate if still held at September 30, 2024. For those investments sold or paid down in full during the year, based on the rate in effect at the time of sale or paid down.

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

The table below sets forth our fair value of debt investments and number of portfolio companies, including percentage of each total, that are on watch list as of September 30, 2024 and December 31, 2023. This table excludes equity investments.

As of September 30, 2024				As of December 31, 2023
Fair Value ($ in millions)%		Number of Companies	%	Fair Value ($ in millions)%		Number of Companies	%
$71.8	3.7%	5	4.5%	$74.0	5.5%	5	6.6%

We use Global Industry Classification Standards (GICS), Level 3 – Industry, for classifying the industry groupings of our portfolio companies. The table below describes long-term investments by industry composition based on fair value as of September 30, 2024 and December 31, 2023.

	September 30, 2024	December 31, 2023
Trading companies & distributors	14.6%	15.3%
Food products	9.7%	11.5%
Commercial services & supplies	7.8%	9.4%
Containers & packaging	7.7%	7.2%
Health care providers & services	6.8%	7.4%
Aerospace & defense	4.9%	6.3%
Professional services	4.8%	4.5%
Leisure products	3.9%	3.3%
Personal care products	3.8%	3.0%
Automobile components	3.6%	2.0%
Machinery	3.1%	3.8%
IT services	2.7%	3.8%
Building products	2.3%	2.0%
Specialty retail	2.2%	0.7%
Textiles, apparel & luxury goods	2.1%	3.3%
Insurance	2.0%	2.2%
Pharmaceuticals	1.9%	0.5%
Software	1.8%	2.5%
Chemicals	1.6%	3.1%
Diversified telecommunication services	1.6%	0.4%
Wireless telecommunication services	1.5%	2.1%
Health care equipment & supplies	1.5%	1.5%
Hotels, restaurants & leisure	1.4%	-%
Household durables	1.0%	1.5%
Entertainment	0.9%	-%
Household products	0.8%	1.2%
Media	0.8%	-%
Construction materials	0.8%	-%
Biotechnology	0.7%	0.9%
Semiconductors & semiconductor equipment	0.6%	-%
Electrical equipment	0.5%	-%
Capital markets	0.4%	0.6%
Diversified consumer services	0.2%	-%
	100.0%	100.0%

Results of Operations

For the three and nine months ended September 30, 2024 and 2023, our total investment income was derived from our portfolio of investments.

The following table represents the operating results for the three and nine months ended September 30, 2024 and 2023.

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
	($ in millions)	($ in millions)	($ in millions)	($ in millions)
Total investment income	$57.8	$41.2	$156.7	$118.3
Less: Net expenses	(20.7)	(19.8)	(61.5)	(55.9)
Net investment income	37.1	21.4	95.2	62.4
Net realized gains (losses) on investments	-	-	(0.1)	-
Net change in unrealized gains (losses) on investments	0.5	(7.5)	1.4	(8.1)
Net increase (decrease) in net assets resulting from operations	$37.6	$13.9	$96.5	$54.3

Investment Income

Investment income for the three and nine months ended September 30, 2024 totaled $57.8 million and $156.7 million, respectively, and consisted primarily of interest income on our debt investments. Investment income for the three and nine months ended September 30, 2023, totaled $41.2 million and $118.3 million, respectively, and consisted primarily of interest income on our debt investments. For the three and nine months ended September 30, 2024 we had $1.5 million and $2.1 million, respectively, of PIK interest included in interest income. For the three and nine months ended September 30, 2023, we had $0.3 million and $1.3 million of PIK interest included in interest income. As of September 30, 2024, we had two debt investments on non-accrual status. As of September 30, 2023, we had one investment on non-accrual status and classified as non-income producing.

Expenses

Operating expenses for the three and nine months ended September 30, 2024 and 2023 were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
	($ in millions)	($ in millions)	($ in millions)	($ in millions)
Interest and debt financing expenses	$16.1	$13.9	$45.0	$38.4
Management fees	4.7	2.9	12.5	8.4
Incentive fees	5.6	2.4	12.3	6.9
Directors fees	0.1	0.1	0.5	0.5
Other operating expenses	1.0	0.5	2.6	1.7
Total expenses	27.5	19.8	72.9	55.9
Management fee waiver (Note 3)	(1.2)	-	(1.7)	-
Incentive fee waiver (Note 3)	(5.6)	-	(9.7)	-
Net expenses	$20.7	$19.8	$61.5	$55.9

Net Unrealized Gains (Losses) on Investments

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the three and nine months ended September 30, 2024 and 2023, net unrealized gains (losses) on our investment portfolio were comprised of the following:

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
	($ in millions)	($ in millions)	($ in millions)	($ in millions)
Unrealized gains on investments	$8.0	$3.7	$14.9	$7.3
Unrealized (losses) on investments	(7.5)	(11.2)	(13.5)	(15.4)
Net change in unrealized gains (losses) on investments	$0.5	$(7.5)	$1.4	$(8.1)

For these three-month periods ended September 30, 2024 and 2023, the top five largest contributors to the change in unrealized gains and change in unrealized losses on investments are presented in the following tables.

For the three months ended
September 30, 2024
($ in millions)
Portfolio Company
American Soccer Company, Incorporated (SCORE)	$1.6
WAM CR Acquisition, Inc. (Wolverine)	0.8
M2S Group Intermediate Holdings, Inc.	0.8
Dusk Acquisition II Corporation (Motors & Armatures, Inc. – MARS)	0.7
Arborworks Acquisition LLC	0.5
Other portfolio companies unrealized gains	3.6
Other portfolio companies unrealized (losses)	(4.9)
BR PJK Produce, LLC (Keany)	(0.4)
Sundance Holdings Group, LLC	(0.5)
Centerline Communications, LLC	(0.5)
Trademark Global LLC(1)	(0.6)
Siegel Egg Co.,LLC	(0.6)
Total Unrealized Appreciation (Depreciation), net	$0.5

(1)	Portfolio company is non-controlled affiliated investment.

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

For these nine-month periods ended September 30, 2024 and 2023, the top five largest contributors to the change in unrealized gains and change in unrealized losses on investments are presented in the following tables.

For the nine months ended
September 30, 2024
($ in millions)
Portfolio Company
American Soccer Company, Incorporated (SCORE)	$1.2
CCFF Buyer, LLC (California Custom Fruits & Flavors, Inc.)	0.9
Energy Acquisition LP (Electrical Components International, Inc. - ECI)	0.8
Envirotech Services, LLC	0.8
WAM CR Acquisition, Inc. (Wolverine)	0.8
Other portfolio companies unrealized gains	10.4
Other portfolio companies unrealized (losses)	(7.9)
Virgin Media Bristor LLC	(0.6)
Gulf Pacific Holdings, LLC	(0.7)
Sundance Holdings Group, LLC	(0.8)
Siegel Egg Co., LLC	(1.5)
Trademark Global LLC(1)	(2.0)
Total Change in Unrealized Gain (Loss), net	$1.4

(1)	Portfolio company is non-controlled affiliated investment.

For the nine months ended
September 30, 2023
($ in millions)
Portfolio Company
BLP Buyer, Inc. (Bishop Lifting Products)	$0.7
Silk Holdings III Corp. (Suave)	0.6
Engineered Fastener Company, LLC (EFC International)	0.5
Light Wave Dental Management LLC	0.5
Krayden Holdings, Inc.	0.4
Other portfolio companies unrealized gains	4.6
Other portfolio companies unrealized (losses)	(3.9)
LSL Industries, LLC (LSL Healthcare)	(0.5)
IF&P Foods, LLC (FreshEdge)	(0.6)
Centerline Communications, LLC	(0.7)
Siegel Egg Co., LLC	(1.4)
Arborworks Acquisition LLC	(8.3)
Total Change in Unrealized Gain (Loss), net	$(8.1)

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

We finance our investments with leverage in the form of borrowings under credit facilities and issuances of senior unsecured notes. We also intend to further borrow under credit facilities and/or issue senior unsecured notes in the future in order to finance our investments. In accordance with the 1940 Act, we are required to meet a coverage ratio of total assets (less total liabilities other than indebtedness) to total borrowings and other senior securities (and any preferred stock that we may issue in the future) of at least 150%. If this ratio declines below 150%, we cannot incur additional leverage and could be required to sell a portion of our investments to repay some leverage when it is disadvantageous to do so. As of September 30, 2024 and December 31, 2023, our asset coverage ratios were 251% and 198%, respectively. We currently intend to target asset coverage of 200% to 180% (which equates to a debt-to-equity ratio of 1.0x to 1.25x) but may alter this target based on market conditions.

Over the next twelve months, we expect that cash and cash equivalents, taken together with our available capacity under our credit facilities, will be sufficient to conduct anticipated investment activities. Beyond twelve months, we expect that our cash and liquidity needs will continue to be met by cash generated from our ongoing operations as well as financing activities.

As of September 30, 2024, we had $75 million Notes outstanding, $713 million borrowed under our credit facilities and cash and cash equivalents of $61.8 million (including short-term investments). As of that date, we had $437 million of undrawn commitments available on our credit facilities (subject to borrowing base restrictions and other conditions). As of November 7, 2024, we had $75 million Notes outstanding, $740 million borrowed under our credit facilities and cash and cash equivalents of $56.5 million (including short-term investments).

IPO and Capital Contributions

On May 24, 2024, we completed our IPO, issuing 6,000,000 shares of our common stock at a public offering price of $16.63 per share. Net of underwriting fees and offering expenses, we received net cash proceeds, of $92.4 million. The Company’s common stock began trading on the New York Stock Exchange (“NYSE”) under the ticker symbol “KBDC” on May 22, 2024.

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

Senior Unsecured Notes

As of September 30, 2024, we have $75 million of senior unsecured notes outstanding, with $25 million of 8.65% Series A Notes due June 2027 (the “Series A Notes”) and $50 million of 8.74% Series B Notes due June 2028 (the “Series B Notes”, and collectively with the Series A Notes, the “Notes”).

Credit Facilities

Corporate Credit Facility: As of September 30, 2024, we are party to a senior secured revolving credit facility (the “Corporate Credit Facility”), that has a total commitment of $400 million. The facility’s commitment termination date and the final maturity date are February 18, 2026 and February 18, 2027, respectively. The Corporate Credit Facility also provides for a feature that allows us, under certain circumstances, to increase the overall size of the Corporate Credit Facility to a maximum of $550 million. The interest rate on the Corporate Credit Facility is equal to Term SOFR (a forward-looking rate based on SOFR futures) plus an applicable spread of 2.35% per annum or an “alternate base rate” (as defined in the agreements governing the Corporate Credit Facility) plus an applicable spread of 1.25%. We are also required to pay a commitment fee of 0.375% per annum on any unused portion of the Corporate Credit Facility.

Revolving Funding Facility: As of September 30, 2024, we and our wholly owned, special purpose financing subsidiary, Kayne Anderson BDC Financing, LLC (“KABDCF”), are party to a senior secured revolving funding facility (the “Revolving Funding Facility”). We and KABDCF have a commitment of $600 million. The Revolving Funding Facility is secured by all of the assets held by, and the membership interest in, KABDCF. The end of the reinvestment period was extended to April 2, 2027 and the maturity date was extended to April 3, 2029. The interest rate on the Revolving Funding Facility was reduced from daily SOFR plus 2.75% per annum to SOFR plus 2.375% - 2.50% per annum depending on the mix of loans securing the Revolving Funding Facility.

KABDCF is also required to pay a commitment fee of between 0.50% and 1.50% per annum depending on the size of the unused portion of the Revolving Funding Facility.

Revolving Funding Facility II: As of September 30, 2024, we and our wholly owned, special purpose financing subsidiary, Kayne Anderson BDC Financing II, LLC (“KABDCF II”), are party to a senior secured revolving credit facility (the “Revolving Funding Facility II”). The Revolving Funding Facility II has an initial commitment of $150 million which, under certain circumstances, can be increased up to $500 million. The Revolving Funding Facility II is secured by all of the assets held by KABDCF II and the Company has agreed that it will not grant or allow a lien on the membership interest of KABDCF II. The end of the reinvestment period and the stated maturity date for the Revolving Funding Facility II are December 22, 2026, and December 22, 2028, respectively. The interest rate on the Revolving Funding Facility II is equal to 3-month term SOFR plus 2.70% per annum. KABDCF II is also required to pay a commitment fee of 0.50% between December 22, 2023 and September 22, 2024 and 0.75% thereafter on the unused portion of the Revolving Funding Facility II.

Contractual Obligations

A summary of our significant contractual principal payment obligations related to the repayment of our outstanding indebtedness at September 30, 2024 is as follows:

	Payments Due by Period ($ in millions)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Senior Unsecured Notes	$75.0	$-	$25.0	$50.0	$-
Corporate Credit Facility	221.0	-	221.0	-	-
Revolving Funding Facility	409.0	-	-	409.0	-
Revolving Funding Facility II	83.0	-	-	83.0	-
Total contractual obligations	$788.0	$-	$246.0	$542.0	$-

Off-Balance Sheet Arrangements

As of September 30, 2024 and December 31, 2023, we had an aggregate $179.0 million and $147.9 million, respectively, of unfunded commitments to provide debt financing to our portfolio companies. Such commitments are generally subject to the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in our financial statements. Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not have any other off-balance sheet financings or liabilities.

Critical Accounting Estimates

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies, including those relating to the valuation of our investment portfolio, are described below. The critical accounting policies should be read in conjunction with our risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and in this Quarterly Report. See Note 2 to our consolidated financial statements for the nine months ended September 30, 2024, for more information on our critical accounting policies.

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

Non-Controlled, Affiliated Investment. We hold Trademark Global LLC and TG Parent Newco LLC (Trademark Global LLC), both non-controlled, affiliated investments, as defined in the 1940 Act. See “Item 1. – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions” for further details.

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

Assuming that the consolidated statement of assets and liabilities as of September 30, 2024 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact ($ in millions) of hypothetical base rate changes in interest rate (considering interest rate floors for floating rate instruments). We do not include our investments on non-accrual status and classified as non-incoming producing as of September 30, 2024 in this calculation.

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 200 basis points	$(38.2)	$(14.3)	$(23.9)
Down 100 basis points	$(19.1)	$(7.1)	$(12.0)
Up 100 basis points	$19.1	$7.1	$12.0
Up 200 basis points	$38.2	$14.3	$23.9

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2024 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic United States Securities and Exchange Commission (the “SEC”) filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

As set forth in the table below (dollars in thousands, except per share and share amounts), during the nine months ended September 30, 2024, we issued and sold 23,322,186 shares of common stock at an aggregate offering amount of approximately $388.6 million. The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof and previously reported by us on our current reports on Form 8-K. The Company relied, in part, upon representations from the investors in the subscription agreements that each investor was an accredited investor as defined in Regulation D under the Securities Act.

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

During the nine months ended September 30, 2024, the Company repurchase 68,680 shares under the Company’s 10b5-1 Plan for a total of $1,107.

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this Report.

Exhibit Index

3.1	Certificate of Formation (3)
3.2	Initial Limited Liability Company Agreement (1)
3.3	Certificate of Conversion (2)
3.4	Certificate of Incorporation (2)
3.5	Amended and Restated Bylaws (5)
4.1	Description of Securities (3)
10.1	Investment Advisory Agreement (1)
10.2	Amendment to Investment Advisory Agreement (3)
10.3	Amended and Restated Investment Advisory Agreement (12)
10.4	Fee Waiver Agreement (12)
10.5	Administration Agreement (1)
10.6	License Agreement (1)
10.7	Indemnification Agreement (1)
10.8	Custody Agreement (1)
10.9	Subscription Agreement (1)
10.10	Credit Agreement, dated February 5, 2021, by and between Kayne Anderson BDC, Inc., as borrower, lenders signatories thereto, and agent and the lead arranger (2)
10.11	Second Amendment to Credit Agreement, dated December 3, 2021, by and between Kayne Anderson BDC, Inc., as borrower, lender signatories thereto, and agent and lead arranger (5)
10.12	Third Amendment to the Credit Agreement, dated December 30, 2022, by and between Kayne Anderson BDC, Inc., as borrower, lenders, and City National Bank as administrative agent for the lenders (7)
10.13	Fourth Amendment to the Credit Agreement, dated December 31, 2023, by and between Kayne Anderson BDC, Inc., as borrower, lenders, and City National Bank as administrative agent for the lenders (10)
10.14	Senior Secured Revolving Credit Agreement (4)
10.15	Loan and Security Agreement (4)
10.16	First Amendment to Loan and Security Agreement, dated November 17, 2022, by and between KA Credit Advisors, LLC, as collateral manager, Kayne Anderson BDC Financing, LLC, as borrower, certain lenders thereto, administrative agent for the lenders, and collateral agent for the lenders (6)
10.17	Second Amendment to Loan and Security Agreement, dated June 29, 2023, by and between KA Credit Advisors, LLC, as collateral manager, Kayne Anderson BDC Financing, LLC, as borrower, certain lenders thereto, administrative agent for the lenders, and collateral agent for the lenders (8)
10.18	Third Amendment to Loan and Security Agreement, dated April 3, 2024, by and between KA Credit Advisors, LLC, as collateral manager, Kayne Anderson BDC Financing, LLC, as borrower, certain lenders thereto, administrative agent for the lenders, and collateral agent for the lenders (11)
10.19	Loan and Security Agreement, dated December 22, 2023, by and between KA Credit Advisors, LLC, as portfolio manager, Kayne Anderson BDC Financing II, LLC, as borrower, certain lenders thereto, collateral administrator for the lenders, collateral agent for the lenders, securities intermediary party, and administrative agent for the lenders (9)
10.20	Notes Purchase Agreement, dated June 29, 2023, by and among the Company and the Purchasers party thereto (8)
21.1*	Subsidiaries of Kayne Anderson BDC, Inc.
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

(1)	Incorporated by reference from the Company’s Amendment No. 2 to Form 10, as filed with the Securities and Exchange Commission on November 9, 2020.

(2)	Incorporated by reference from the Company’s Form 8-K, as filed with the Securities and Exchange Commission on February 9, 2021.

(3)	Incorporated by reference from the Company’s Form 10-K, as filed with the Securities and Exchange Commission on March 10, 2023.

(4)	Incorporated by reference from the Company’s Form 8-K, as filed with the Securities and Exchange Commission on February 25, 2022.

(5)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, as filed with the Securities and Exchange Commission on August 15, 2022.

(6)	Incorporated by reference from the Company’s Form 8-K, as filed with the Securities and Exchange Commission on November 22, 2022.

(7)	Incorporated by reference from the Company’s Form 8-K, as filed with the Securities and Exchange Commission on January 6, 2023.

(8)	Incorporated by reference from the Company’s Form 8-K, as filed with the Securities and Exchange Commission on July 5, 2023.

(9)	Incorporated by reference from the Company’s Form 8-K, as filed with the Securities and Exchange Commission on December 29, 2023.

(10)	Incorporated by reference from the Company’s Form 8-K, as filed with the Securities and Exchange Commission on January 5, 2024.

(11)	Incorporated by reference from the Company’s Form 8-K, as filed with the Securities and Exchange Commission on April 8, 2024.

(12)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, as filed with the Securities and Exchange Commission on August 13, 2024.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kayne Anderson BDC, Inc.

Date: November 13, 2024		/s/ Douglas L. Goodwillie
	Name:	Douglas L. Goodwillie
	Title:	Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: November 13, 2024		/s/ Kenneth B. Leonard
	Name:	Kenneth B. Leonard
	Title:	Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: November 13, 2024		/s/ Terry A. Hart
	Name:	Terry A. Hart
	Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)