Form 10-K
period 2024-12-31
Kayne Anderson BDC, Inc.
filed 2025-03-03
CIK 1747172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of February 21, 2025, the registrant had 71,059,689 shares of common stock, $0.001 par value per share, issued and outstanding and there was no public market for the registrant’s shares.

Documents Incorporated by Reference

Kayne Anderson BDC, Inc. will file with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year ended December 31, 2024, a definitive proxy statement containing the information required to be disclosed under Part III of Form 10-K.

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

Forward Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that involve substantial known and unknown risks, uncertainties and other factors. Undue reliance should not be placed on such statements. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about the company, current and prospective portfolio investments, the industry, beliefs and assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond control of the Company and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:

●	future operating results;

●	business prospects and the prospects of portfolio companies in which we invest;

●	the ability of our portfolio companies to achieve their objectives;

●	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets;

●	the ability of our Advisor to locate suitable investments and to monitor and administer investments;

●	the ability of the Advisor and its affiliates to attract and retain highly talented professionals;

●	risk associated with possible disruptions in operations or the economy generally;

●	the adequacy of our cash resources, financing sources and working capital;

●	the timing of cash flows, interest, distributions and dividends, if any, from the operations of the companies in which the Company invests;

●	the ability to maintain qualification as a business development company (“BDC”) and as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”);

●	the use of borrowings under our credit facilities and issuances of senior unsecured notes to finance a portion of the Company’s investments;

●	the adequacy, availability and pricing of financing sources and working capital for the Company;

●	actual or potential conflicts of interest with the Advisor and its affiliates;

●	contractual arrangements and relationships with third parties;

●	the risk associated with an economic downturn, increased inflation, political instability, interest rate volatility, loss of key personnel, and the illiquid nature of investments of the Company; and

●	the risks, uncertainties and other factors the Company identifies under “Part I – Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

Item 1. Business

Overview

Kayne Anderson BDC, Inc. is a Delaware corporation formed to make investments in middle-market companies and commenced operations on February 5, 2021. We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a BDC under the 1940 Act. In addition, for U.S. federal income tax purposes, we intend to qualify, annually, as a RIC under Subchapter M of the Code.

We are a business development company (“BDC”) that invests primarily in first lien senior secured loans, with a secondary focus on unitranche and split-lien loans to private middle market companies. We are managed by our investment advisor KA Credit Advisors, LLC (the “Advisor”), an indirect controlled subsidiary of Kayne Anderson Capital Advisors, L.P. (“Kayne Anderson”), a prominent alternative investment management firm. Our Advisor operates within Kayne Anderson’s middle market private credit platform (“KAPC” or “Kayne Anderson Private Credit”). Our Advisor is registered with the United States Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended (the “Advisers Act”).

On May 24, 2024, we completed our initial public offering (“IPO”), issuing 6,000,000 shares of common stock at a public offering price of $16.63 per share. Net of underwriting fees and offering expenses, we received net cash proceeds of $92.4 million. The Company’s common stock began trading on the New York Stock Exchange (“NYSE”) under the ticker symbol “KBDC” on May 22, 2024.

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

We intend to achieve our investment objective by investing primarily in first lien senior secured loans, with a secondary focus on unitranche and split-lien loans to middle market companies. Under normal market conditions, we expect at least 90% of our portfolio (including investments purchased with proceeds from borrowings under credit facilities and issuances of senior unsecured notes) to be invested in first lien senior secured, unitranche and split-lien loans. Our investment decisions are made on a case-by-case basis. We expect the remainder of our portfolio to be invested in second-lien loans, subordinated debt or equity securities (including those purchased in conjunction with other cred investments). We expect that a majority of these debt investments will be made in core middle market companies and will generally have stated maturities of three to six years. We expect that the loans in which we principally invest will be to companies that are located in the United States. We determine the location of a company as being in the United States by (i) such company being organized under the laws of one of the states in the United States; or (ii) during its most recent fiscal year, such company derived at least 50% of its revenues or profits from goods produced or sold, investments made, or services performed in the United States or has at least 50% of its assets in the United States.

The Advisor executes on our investment objective by (1) accessing the established loan sourcing channels developed by KAPC, which includes an extensive network of private equity firms, other middle market lenders, financial advisors, intermediaries and management teams, (2) selecting investments within our middle market company focus, (3) implementing KAPC’s underwriting process and (4) drawing upon its experience and resources and the broader Kayne Anderson network. KAPC was established in 2011 and manages (directly and through affiliates) assets under management (“AUM”) of approximately $7.1 billion related to middle market private credit as of December 31, 2024. See “Risk Factors—Risks Relating to Our Business and Structure—We depend upon our Advisor and Administrator for our success and upon their access to the investment professionals and partners of Kayne Anderson and its affiliates. Any inability of the Advisor or the Administrator to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business,” and “— Risks Relating to Our Investments — Limitations of investment due diligence expose us to investment risk.”

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

Senior secured debt often has restrictive covenants for the purpose of pursuing principal protection and repayment before junior creditors as covenants provide opportunities for lenders to take action following a covenant breach. The loans in which we principally invest have financial maintenance covenants, which require borrowers to maintain certain financial performance criteria and financial ratios on a monthly or quarterly basis. We do not expect to principally invest in “covenant-lite” loans; we use the term “covenant lite” to refer generally to loans that do not have a customary set of financial maintenance covenants.

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

We invest in debt that is typically not rated by any rating agency, but we believe that if such investments were rated, they would be below investment grade, which are sometimes referred to as “high yield bonds” or “junk bonds.” See “Risk Factors — Risks Relating to Our Investments — We invest in highly leveraged companies, which could cause us to lose all or a part of our investment in those companies,”  In addition, we have a maturity policy between three to six years for our debt investments. See “Risk Factors — Risks Relating to Our Investments — Our portfolio companies may be unable to repay or refinance outstanding principal on their loans at or prior to maturity.”

Investment Portfolio

Our portfolio is currently comprised of a broad mix of loans, with diversity among investment size and industry focus. The Advisor’s team of professionals conducts due diligence on prospective investments during the underwriting process and is involved in structuring the credit terms of our private middle market investments. Once an investment has been made, our Advisor closely monitors each portfolio investment and takes a proactive approach to identify and address sector or company specific risks. The Advisor seeks to maintain a regular dialogue with portfolio company management teams (as well as their owners, the majority of whom are private equity firms, where applicable), reviews detailed operating and financial results on a regular basis (typically monthly or quarterly) and monitors current and projected liquidity needs, in addition to other portfolio management activities. There are no assurances that we will achieve our investment objectives.

Listed below are our top ten portfolio companies and industries represented as a percentage of total long-term investments as of December 31, 2024:

Portfolio Company		Industry	Fair Value ($ in millions)	Percentage of long-term investments
1	Silk Holdings III Corp. (Suave)	Personal care products	$41.0	2.0%
2	Dusk Acquisition II Corporation (Motors & Armatures, Inc. – MARS)	Trading companies & distributors	$39.9	2.0%
3	BR PJK Produce, LLC (Keany)	Food products	$39.5	2.0%
4	M2S Group Intermediate Holdings, Inc.	Containers & packaging	$37.7	1.9%
5	American Equipment Holdings LLC	Commercial services & supplies	$37.3	1.9%
6	Vitesse Systems Parent, LLC	Aerospace & defense	$35.5	1.8%
7	IF&P Foods, LLC (FreshEdge)	Food products	$35.1	1.7%
8	AIDC Intermediate Co 2, LLC (Peak Technologies)	Trading companies & distributors	$34.1	1.7%
9	Genuine Cable Group, LLC	Trading companies & distributors	$34.1	1.7%
10	Improving Acquisition LLC	IT services	$33.6	1.7%
			$367.8	18.4%

As a BDC, at least 70% of our assets must be the type of “qualifying” assets listed in Section 55(a) of the 1940 Act, as described herein, which are generally privately-offered securities issued by U.S. private or thinly-traded companies. We may also invest up to 30% of our portfolio opportunistically in “non-qualifying” portfolio investments. As of December 31, 2024, 9.0% of the Company’s total assets were in non-qualifying investments.

Market Opportunity

We believe that our investments represent attractive opportunities as these investments (i) generate what we believe are attractive yields (based on our Advisor’s assessment of the relative risk profile of these investments), (ii) make interest payments to us and (iii) typically rank ahead of other debt instruments in the borrower’s capital structure (98.0% of our portfolio consisted of first lien senior secured loans as of December 31, 2024), as described above in “—Investment Objective, Principal Strategy and Investment Structures”.

Long-Term Demand Drivers in the U.S. Middle Market

We expect that a number of factors will continue to drive strong demand for middle market senior credit, both by private equity owned and non-private equity owned companies, for the foreseeable future, including: (i) the sheer scale of the U.S. middle market and (ii) a significant amount of un-invested middle market private equity capital.

The universe of U.S. middle market companies (as defined by the National Center for the Middle Market and including all businesses with revenues from $10.0 million to $1.0 billion) consists of nearly 200,000 potential borrowers, a substantial portion of which we believe will continue to require access to debt capital to refinance existing debt, support growth and finance acquisitions. Together, these businesses represent approximately one-third of the U.S. private sector gross domestic product (“GDP”) making them equivalent to the size of the third largest economy in the world on a standalone basis. (Source: National Center for The Middle Market’s Mid-Year 2024 Middle Market Indicator).

Private equity firms investing in these businesses held more than $1.5 trillion in un-invested capital (“dry powder”) as of February 2025. We expect these private equity firms will continue to pursue acquisitions and will seek to fund a portion of these transactions with debt. (Source: Preqin).

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

Middle Market Attractiveness

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

Competitive Strengths

Our Advisor utilizes KAPC’s direct lending platform to pursue investment opportunities. The leadership team of KAPC has invested this market across multiple platforms (e.g., not only as part of KAPC) and economic cycles, working directly together as a team for the better part of three decades. This experience over multiple decades allows KAPC to focus on transactions in markets where it has substantial experience and where it can bring its expertise in negotiating and structuring investments. Other specific competitive strengths of KAPC which inure to the benefit of KBDC include:

Leading U.S. Core Middle Market Debt Platform. We have benefited and expect to continue to benefit from our relationship with KAPC’s large direct lending platform through our Advisor. Since its inception through December 31, 2024, KAPC has deployed nearly $12.7 billion of capital across 426 investments in 207 portfolio companies. Our Advisor (or an affiliate thereof) has been lead agent or co-agent in approximately 76% of investments since the inception of KAPC.

Experienced Credit Investors with Long Track Record. Core middle market direct lending is led by Ken Leonard (Co-CEO of the Company), Doug Goodwillie (Co-CEO of the Company) and Andy Marek (Managing Partner of KAPC), who have a combined 90+ years of lending experience, having collectively completed transactions representing over $17.2 billion in underwritten middle market loan commitments across multiple credit cycles since 2000. These three individuals are primarily responsible for the day-to-day operations of KAPC and have worked together directly since 2002 while Ken Leonard and Andy Marek have worked together since the late 1980’s. Ken Leonard and Doug Goodwillie are primarily responsible for the day-to-day operations of KBDC.

The Advisor’s investment committee consists of four members (Terry Quinn, Paul Blank, Doug Goodwillie and Ken Leonard) with average experience in credit investing in excess of 30 years. The Advisor’s investment committee has overall responsibility for evaluating and unanimously approving the Company’s investments and portfolio allocations, subject to the oversight of our Board.

Sourcing Advantage and Well-Established Direct Relationship Model. We believe that KAPC’s relationship-based sourcing model provides strong access to proprietary transaction flow, allowing us to be highly selective in the transactions that we pursue. For the period 2021 through December 31, 2024 (and excluding investments in broadly syndicated loans), approximately 63% of opportunities sourced by our Advisor and 88% of opportunities executed by our Advisor were done so without the presence of a financial intermediary, a fact pattern placing specific emphasis on long-term relationships, reputation and certainty of execution with transaction counterparties. Importantly, we believe (based on KAPC’s experience) that our existing portfolio will continue to be an engine of new investment opportunities and will support investment flows even when broader M&A markets may have slowed.

We believe that our direct sourcing model creates repeat business and sticky relationships. Under this model, since inception (and excluding investments in broadly syndicated loans), (i) greater than 90% of KAPC’s investments are in companies sponsored by private equity firms (approximately 99% of the Company’s investments as of December 31, 2024), (ii) approximately 58% of KAPC’s investments were made with repeat private equity sponsors and (iii) over 110 private equity sponsors have partnered with KAPC to provide debt financing to their portfolio companies.

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

Disciplined Diligence Processes, Regimented Portfolio Monitoring and Active Management. Our Advisor completes substantial hands-on diligence throughout its investment process, which is centered around addressing a potential portfolio company’s industry trends, competitive dynamics, customer base, economic drivers, historical financial performance, financial projections, other factors such as legal and environmental assessments as well as the strengths and weaknesses of management and / or the private equity sponsor or ownership. We target a lead or co-lead agent role in a majority of our investments (KAPC has been lead or co-lead agent in approximately 76% of investments since inception), typically enabling us to lead the diligence, documentation and workout processes. Since inception, KAPC has reported realized loss rates of approximately 0.2% of average outstanding investments on an annualized basis.

Competition

We compete with a number of BDCs and investment funds (both public and private), commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial and marketing resources than we do. We believe we are able to compete with these entities primarily on the basis of the experience and contacts of our management team, our responsive and efficient investment analysis and decision-making processes, the investment terms we offer, and our model of investing in companies participating in industries which we know well.

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

Private Offering

Between February 2021 and December 2023, we executed subscription agreements with investors on sixteen occasions as part of one continuous private placement offering obligating those investors to purchase shares of common stock representing total aggregate capital commitments of $1.047 billion. The execution of the subscription agreements were effected as part of one continuous private placement offering exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereunder. Pursuant to the private placement offering that began on February 5, 2021, we called capital under the terms of those subscription agreements, and we issued shares of common stock to investors on thirteen funding occasions between February 2021 and April 2024 in an aggregate amount of $1.047 billion.

On March 22, 2024, we delivered the final capital drawdown notice to our stockholders relating to the sale of shares of common stock in the private placement. Following this capital call, we did not have any remaining undrawn capital commitments and the investors’ obligations to purchase additional shares of common stock were exhausted. This final capital drawdown notice completed our pre-initial public offering capital raise private placement offering exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereunder.

Initial Public Offering

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

Stock Repurchase Plan

On May 21, 2024, the Company entered into a share repurchase plan, or the Company 10b5-1 Plan, to acquire up to $100 million in the aggregate of the Company’s Common Stock at prices below the Company’s net asset value per share over a specified period, in accordance with the guidelines specified in Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company 10b5-1 Plan was approved by the Board of Directors on March 6, 2024. Our 10b5-1 Plan requires Morgan Stanley Corporation as the Company’s agent, to repurchase Common Stock on its behalf when the market price per share is below the most recently reported net asset value per share (including any updates, corrections or adjustments publicly announced by the Company to any previously announced net asset value per share, including any distributions declared). Under the Company 10b5-1 Plan, the volume of purchases would be expected to increase as the price of the Company’s Common Stock declines, subject to volume restrictions. The timing and amount of any share repurchases will depend on the terms and conditions of the Company 10b5-1 Plan, the market price of the Company’s Common Stock and trading volumes, and no assurance can be given that Common Stock be repurchased in any particular amount or at all. The repurchase of shares pursuant to the Company 10b5-1 Plan is intended to satisfy the conditions of Rule 10b5-1 and Rule 10b-18 under the Exchange Act, and will otherwise be subject to applicable law, including Regulation M, which may prohibit repurchases under certain circumstances. The Company 10b5-1 Plan commenced beginning 60 calendar days following the end of the “restricted period” under Regulation M and will terminate upon the earliest to occur of (i) the close of business on May 24, 2025, (ii) the end of the trading day on which the aggregate purchase price for all shares purchased under the Company 10b5-1 Plan equals $100 million and (iii) the occurrence of certain other events described in the Company 10b5-1 Plan.

The “restricted period” under Regulation M ended upon the closing of the Company’s IPO and, therefore, the Common Stock repurchases described above began on July 23, 2024.

During the year ended December 31, 2024, the Company repurchased 94,613 shares under our 10b5-1 Plan for a total of $1.5 million.

Kayne Anderson, Kayne Anderson Private Credit and The Advisor

Kayne Anderson

Founded in 1984, Kayne Anderson is a prominent alternative investment management firm which is registered with the SEC under the Advisers Act, focused on real estate, credit and infrastructure/energy. Kayne Anderson provides corporate and management services (such as information technology, human resources, compliance and legal services) to the Advisor.

As of December 31, 2024, investment vehicles managed or advised by Kayne Anderson had over $36 billion in assets under management (“AUM”) for institutional investors, family offices, high net worth and retail clients. Kayne Anderson has approximately 350 professionals located across five offices across the U.S. The firm has approximately 150 investment professionals, approximately 33 of whom are dedicated to credit investing.

Kayne Anderson Private Credit

KAPC is Kayne Anderson’s line of business focused on private credit that operates various fund vehicles targeting middle market first lien senior secured, unitranche, and split-lien loans. KAPC was established in 2011 and manages (indirectly through affiliates) AUM of approximately $7.1 billion related to middle market private credit as of December 31, 2024.

KAPC’s integrated and scaled platform combines direct loan origination, strong fundamental credit analysis and relative-value perspective.

The Advisor – KA Credit Advisors, LLC

Our investment activities are managed by our Advisor, an indirect controlled subsidiary of Kayne Anderson, and the Advisor operates within KAPC’s line of business. The Advisor is an investment advisor registered with the SEC under the Advisers Act pursuant to the Investment Advisory Agreement. In accordance with the Advisors Act, our Advisor is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring investments and monitoring our investments and portfolio companies on an ongoing basis. The Advisor benefits from the scale and resources of Kayne Anderson and specifically KAPC. While we do not have any employees, the Advisor and its affiliates have a team of approximately 33 investment professionals who are primarily focused on credit investments. The investment team is supported by a team of finance, legal, compliance, operations and administrative professionals.

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

The Advisor’s investment committee has overall responsibility for evaluating and unanimously approving the Company’s investments, and its portfolio allocations, subject to the oversight of our Board. The Advisor’s investment committee review process is intended to bring the diverse experience and perspectives of the Advisor’s investment committee members to the analysis and consideration of every investment. The Advisor’s investment committee currently consists of Terrence J. Quinn, Vice Chairman of Kayne Anderson and Vice Chair of the Company; Paul S. Blank, President and Chief Operating Officer of Kayne Anderson; Douglas L. Goodwillie, Co-Head of Private Credit at Kayne Anderson and Co-Chief Executive Officer of the Company; and Kenneth B. Leonard, Co-Head of Private Credit at Kayne Anderson and Co-Chief Executive Officer of the Company. The Advisor’s investment committee also determines appropriate investment sizing and mandates ongoing monitoring requirements. Douglas L. Goodwillie and Kenneth B. Leonard, each a Co-Chief Executive Officer of the Company, are jointly and primarily responsible for the day-to-day management of the Company’s portfolio.

In addition to reviewing investments, the Advisor’s investment committee meetings serve as a forum to discuss credit views and outlooks. The Advisor’s investment committee also reviews potential transactions and deal flow on a regular basis. Members of the investment team are encouraged to share information and views on credit with the committee early in their analysis. We believe this process improves the quality of the analysis and enables investment team members to work more efficiently.

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

The principal executive offices of our Advisor are located at 717 Texas Avenue, Suite 2200, Houston, Texas, 77002.

Investment Advisory Agreement

On March 6, 2024, the Company entered into an amended and restated investment advisory agreement with the Advisor (the “Amended Investment Advisory Agreement”), which became effective when we closed our initial public offering (“IPO”). Under the Amended Investment Advisory Agreement, the base management fee calculated at an annual rate of 1.00% and the incentive fee on income is subject to a twelve-quarter lookback quarterly hurdle rate of 1.50% and is subject to an Incentive Fee Cap (as defined below) based on the Company’s Cumulative Pre-Incentive Fee Net Return (as defined below).

The cost of both the management fee and the incentive fee under the Amended Investment Advisory Agreement are ultimately borne by common stockholders. The Amended Investment Advisory Agreement was approved by the Board on March 6, 2024. Unless earlier terminated, the Amended Investment Advisory Agreement will renew automatically for successive annual periods, provided that such continuance is specifically approved at least annually by our Board including a majority of Independent Directors or the vote of a majority of our outstanding voting securities.

As discussed in more detail below, on March 6, 2024, the Advisor entered into the Amended Investment Advisory Agreement (effective upon the closing of the IPO) to include a three-year total return lookback feature on the income incentive fee. This lookback feature provides that the Advisor’s income incentive fee may be reduced if the Company’s portfolio experiences aggregate write-downs or net capital losses during the applicable Trailing Twelve Quarters (as defined below). On March 6, 2024, the Advisor also entered into a fee waiver agreement (the “Fee Waiver Agreement”) for the waivers of (i) the income incentive fee for three calendar quarters commencing in the calendar quarter the IPO was completed and (ii) a portion of the base management fee for one year following the completion of the IPO. The Fee Waiver Agreement became effective upon the closing of the IPO. Amounts waived by the Advisor pursuant to the Fee Waiver Agreement are not subject to recoupment by the Advisor. The waivers of the base management fee and incentive income fee pursuant to the Fee Waiver Agreement may only be terminated by the Board and may not be terminated by the Advisor. The Fee Waiver Agreement is contractual in nature.

Base Management Fee

Effective upon the closing of the IPO, the base management fee pursuant to the Amended Investment Advisory Agreement is calculated at an annual rate of 1.00% of the fair market value of the Company’s investments. Since the IPO occurred on a date other than the first day of a calendar quarter, the base management fee was calculated for such calendar quarter at a weighted rate based on the fee rates applicable before and after the closing of the IPO based on the number of days in such calendar quarter before and after the closing of the IPO. Pursuant to the Fee Waiver Agreement, effective upon the closing of the IPO, the Advisor entered into an agreement for the contractual waiver of the base management fee at an annual rate of 0.25% for one year following the completion of the IPO.

The base management fee under the Amended Investment Advisory Agreement is payable quarterly in arrears and calculated based on the average of the Company’s fair market value of investments, at the end of the two most recently completed calendar quarters, including, in each case, assets purchased with borrowings under credit facilities and issuances of senior unsecured notes, but excluding cash, U.S. government securities and commercial paper instruments maturing within one year of purchase. Base management fees for any partial quarter will be appropriately pro-rated.

Incentive Fee

The Company will also pay the Advisor an incentive fee. The incentive fee will consist of two parts — an incentive fee on income and an incentive fee on capital gains. Described in more detail below, these components of the incentive fee will be largely independent of each other with the result that one component may be payable even if the other is not.

Incentive Fee on Income

The incentive fee based on income (the “income incentive fee”) under the Amended Investment Advisory Agreement is determined and paid quarterly in arrears in cash (subject to the limitations described in “Payment of Incentive Fees” below).

Under the Amended Investment Advisory Agreement, the first part of the income incentive fee is calculated and payable quarterly in arrears based on the Company’s pre-incentive fee net investment income as defined in the Amended Investment Advisory Agreement. Pre-incentive fee net investment income means, as the context requires, either the dollar value of, or percentage rate of return on the value of, the Company’s net assets at the beginning of each applicable calendar quarter from interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses accrued for the quarter (including the management fee, expenses payable under the Administration Agreement (as defined below), and any interest expense or fees on any credit facilities or senior unsecured notes and dividends paid on any issued and outstanding preferred shares, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with pay in kind (“PIK”) interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-incentive fee net investment income excludes any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

Following the closing of the IPO, the Company is required to pay an income incentive fee of 15.0%, with a 1.50% quarterly hurdle and 100% catch-up. Pursuant to the Fee Waiver Agreement, the Advisor waived its right to receive an income incentive fee during the three calendar quarters commencing with the calendar quarter in which the IPO was completed and amounts waived by the Advisor pursuant to the Fee Waiver Agreement are not subject to recoupment by the Advisor.

Effective upon the closing of the IPO, the Company will pay the Advisor an income incentive fee based on its aggregate pre-incentive fee net investment income (as described above), with respect to (i) the calendar quarter ending June 30, 2024 (the “First Calendar Quarter”) and (ii) each subsequent calendar quarter, with the then, current calendar quarter and the eleven preceding calendar quarters beginning with the calendar quarter after the First Calendar Quarter (or the appropriate portion thereof in the case of any of the Company’s first eleven calendar quarters that commence after the First Calendar Quarter) (those calendar quarters after the First Calendar Quarter, the “Trailing Twelve Quarters”).

For the First Calendar Quarter, pre-incentive fee net investment income in respect of the First Calendar Quarter was compared to a hurdle rate of 1.50% (6.00% annualized). The income incentive fee for the First Calendar Quarter was determined as follows:

●	no income incentive fee is payable to the Advisor if the aggregate pre-incentive fee net investment income for the First Calendar Quarter does not exceed that hurdle rate;

●	100% of the aggregate pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds that hurdle rate, but is less than a quarterly rate of 1.6667% for the portion of the First Calendar Quarter before the IPO and a quarterly rate of 1.7647% for the portion of the First Calendar Quarter after the IPO, referred to the “catch-up.” The “catch-up” is meant to provide the Advisor with 10.0% of the Company’s pre-incentive fee net investment income for the portion of the First Calendar Quarter before the IPO and 15.0% for the balance of that First Calendar Quarter, as if the hurdle rate did not apply; and

●	10.0% of the aggregate pre-incentive fee net investment income, if any, that exceeds a quarterly rate of 1.6667% for the portion of the First Calendar Quarter before the IPO and 15.0% of the aggregate pre-incentive fee net investment income, if any, that exceeds a quarterly rate of 1.7647% for the balance of the First Calendar Quarter.

Commencing with the calendar quarter beginning immediately after the First Calendar Quarter, subject to the Incentive Fee Cap (described below), the pre-incentive fee net investment income in respect of the relevant Trailing Twelve Quarters is compared to a “Hurdle Rate” equal to the product of (i) the hurdle rate of 1.50% per quarter (6.00% annualized) and (ii) the sum of our net assets at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarters. The income incentive fee for each calendar quarter will be determined as follows:

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

Commencing with the quarter that begins immediately after the First Calendar Quarter, each income incentive fee became subject to an “Incentive Fee Cap” that in respect of any calendar quarter is an amount equal to 15.0% of the Cumulative Pre-Incentive Fee Net Return (as defined herein) during the Trailing Twelve Quarters less the aggregate income incentive fees that were paid to the Advisor in the preceding eleven calendar quarters (or portion thereof) comprising the relevant Trailing Twelve Quarters. In the event the Incentive Fee Cap is zero or a negative value then no income incentive fee shall be payable and if the Incentive Fee Cap is less than the amount of income incentive fee that would otherwise be payable, the amount of income incentive fee shall be reduced to an amount equal to the Incentive Fee Cap.

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

These calculations are prorated for any period of less than three months and adjusted for any share issuances or repurchases during the relevant quarter. In no event will the amendments to the income incentive fee to include the three year income and total return lookback features allow the Advisor to receive greater cumulative income incentive fees under the Amended Investment Advisory Agreement than it would have under the Investment Advisory Agreement. Amounts waived by the Advisor pursuant to the Fee Waiver Agreement are not subject to recoupment by the Advisor.

The following is a graphical representation of the calculations of the income incentive fee:

Quarterly Incentive Fee on

Pre-Incentive Fee Net Investment Income

Prior to the IPO

(expressed as a percentage of the value of net assets)

Pre-Incentive Fee Net Investment Income	0%	1.50%	1.6667%
Quarterly Incentive Fee	← 0% →	← 100% →	← 10% →

Quarterly Incentive Fee on

Pre-Incentive Fee Net Investment Income

After to the IPO

(expressed as a percentage of the value of net assets)

Pre-Incentive Fee Net Investment Income	0%	1.50%	1.7647%
Quarterly Incentive Fee	← 0% →	← 100% →	← 15% →

Incentive Fee on Capital Gains

The incentive fee on capital gains (the “capital gains incentive fee”) is calculated and payable in arrears in cash as follows:

●	15.0% of the Company’s realized capital gains, if any, on a cumulative basis from formation through the end of a given calendar year or upon termination of the Investment Advisory Agreement, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees.

Payment of Incentive Fees

Prior to the IPO, any incentive fees earned by the Advisor accrued as earned but only became payable in cash to the Advisor upon closing of the IPO. The Company incurred incentive fees on income of $16.8 million that became payable upon closing of the IPO.

Administration Agreement

On February 5, 2021, we entered into an administration agreement (the “Administration Agreement”) with our Advisor, which serves as our administrator (the “Administrator”) and provides or oversees the performance of its required administrative services and professional services rendered by others, which will include (but are not limited to) accounting, payment of our expenses, legal, compliance, operations, technology and investor relations, preparation and filing of its tax returns, and preparation of financial reports provided to our stockholders and filed with the SEC.

On February 19, 2025, the Board approved an additional one-year term of the Administration Agreement through March 15, 2026.

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

Since the inception of the Company, the Administrator has engaged sub-administrators to assist the Administrator in performing certain of its administrative duties. During this period, the Administrator has not sought reimbursement of its expenses other than expenses incurred by the sub-administrators. However, the Administrator has a contractual right to seek reimbursement for its costs and expenses incurred in performing its obligations under the Administration Agreement and may do so in the future. On March 28, 2023, the Administrator engaged Ultimus Fund Solutions, LLC under a sub-administration agreement. Under the terms of the sub-administration agreement, Ultimus Fund Solutions, LLC provides fund administration and fund accounting services. Since March 28, 2023, the Company has paid fees to Ultimus Fund Solutions, LLC, which constitute reimbursable expenses under the Administration Agreement. The Administrator may enter into additional sub-administration agreements with third parties to perform other administrative and professional services on behalf of the Administrator.

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

Senior Securities and Indebtedness

We partially finance our investments with leverage in the form of borrowings under credit facilities and issuances of senior unsecured notes. We intend to further borrow under credit facilities and/or issue senior unsecured notes in the future in order to finance our investments. As of December 31, 2024, we had $858 million of indebtedness outstanding under our credit facilities and senior unsecured notes. See “Risk Factors — Risks Relating to Our Business and Structure — Provisions in our credit facilities and our senior unsecured notes contain various covenants, which, if not complied with, could accelerate our repayment obligations under such facilities, thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay distributions.”

We will be permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our shares of common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. We are required to meet an asset coverage ratio of total assets (less total liabilities other than indebtedness) to total borrowings and other senior securities of at least 150%. If this ratio declines below 150%, we cannot incur additional leverage and could be required to sell a portion of our investments to repay some leverage when it is disadvantageous to do so. As defined in the 1940 Act, asset coverage of 150% means that for every $100 of net assets we hold, we may raise $200 from borrowing and issuing senior securities.

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

Codes of Ethics

We and our Advisor have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the joint code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. In addition, we have adopted a code of ethics applicable to our Principal Executive Officer, Principal Accounting Officer and senior financial officers pursuant to Section 406 of the Sarbanes-Oxley Act of 2002. You may review or download the codes of ethics from the SEC’s Edgar database as part of our filings under www.sec.gov, or by written request to the following: Chief Compliance Officer, Kayne Anderson, 717 Texas Avenue, Suite 2200, Houston, TX 77002.

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

Sarbanes-Oxley Act

The Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, imposes a variety of regulatory requirements on companies with a class of securities registered under the Exchange Act and their insiders. Many of these requirements affect us. For example:

●	pursuant to Rule 13a-14 under the Exchange Act our principal executive officer and principal financial officer must certify the accuracy of the financial statements contained in our periodic reports;

●	pursuant to Item 307 under Regulation S-K under the Securities Act our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;

●	pursuant to Rule 13a-15 of the Exchange Act, our management must prepare an annual report regarding its assessment of our internal control over financial reporting and must obtain an audit of the effectiveness of internal control over financial reporting performed by our independent registered public accounting firm; and

●	pursuant to Item 308 of Regulation S-K under the Securities Act and Rule 13a-15 under the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Item 1A. Risk Factors

Investing in our shares of common stock involves a number of significant risks. Before you invest in our shares of common stock, you should be aware of various risks, including those described below. The risks set out below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also impair our business, operations and performance. If any of the following events occur, our business, financial condition, results of operations and cash flows could be materially and adversely affected. In such case, our NAV and the trading price of our securities could decline, and you may lose all or part of your investment. The risk factors described below are the principal risk factors associated with an investment in us as well as those factors generally associated with an investment company with investment objectives, investment policies, capital structure or trading markets similar to ours.

Summary of Principal Risk Factors

Investing in our shares of common stock involves a number of significant risks. You should carefully consider information found in the section entitled “Risk Factors” and elsewhere in this annual report on Form 10-K. Some of the risks involved in investing in our shares of common stock include:

Principal Risks Relating to Our Business and Structure

●	We have a limited operating history and our Advisor and its affiliates have limited experience advising BDCs and may not replicate the historical results achieved by other entities managed by members of the Advisor’s investment committee, the Advisor or its affiliates.

●	We use leverage pursuant to borrowings under credit facilities and issuances of senior unsecured notes to finance our investments and changes in interest rates will affect our cost of capital and net investment income.

●	We depend upon our Advisor and Administrator for our success and upon their access to the investment professionals and partners of Kayne Anderson and its affiliates. Any inability of the Advisor or the Administrator to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

●	Our financial condition, results of operations and cash flows depend on our ability to manage our business and future growth effectively.

●	There are significant potential conflicts of interest that could affect our investment returns, including conflicts related to obligations the Advisor’s investment committee, the Advisor or its affiliates have to other clients and conflicts related to fees and expenses of such other clients.

●	We generally may make investments that could give rise to a conflict of interest and our ability to enter into transactions with our affiliates will be restricted.

●	We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.

●	We will be subject to corporate-level income tax if we are unable to continue to qualify as a RIC.

●	We finance our investments with borrowings under credit facilities and issuances of senior unsecured notes, which will magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us.

●	Adverse developments in the credit markets may impair our ability to enter into new credit facilities or our ability to issue senior unsecured notes.

●	The majority of our portfolio investments are recorded at fair value as determined in good faith by our Advisor and, as a result, there may be uncertainty as to the value of our portfolio investments.

●	Our Board may change our investment objective, operating policies and strategies without prior notice or stockholder approval, and we may temporarily deviate from our regular investment strategy.

●	Efforts to comply with the Exchange Act and the Sarbanes-Oxley Act will involve significant expenditures, and non-compliance would adversely affect us and the value of our shares of common stock.

●	We are highly dependent on information systems, and cybersecurity risks and cyber incidents may adversely affect our business or the business of our portfolio companies, which may, in turn, negatively affect the value of our shares of common stock and our ability to pay distributions.

●	Purchases of shares of our common stock by us under our open market repurchase program, including the Company Rule 10b5-1 Plan, may result in the price of shares of our common stock being higher than the price that otherwise might exist in the open market and are subject to our ability to finance such repurchases.

Principal Risks Relating to Our Investments

●	We are subject to risks associated with the current interest rate environment, and rising interest rates could affect the value of our investments and make it more difficult for portfolio companies to make periodic payments on their loans.

●	Our business is dependent on bank relationships and recent strain on the banking system may adversely impact us.

●	We invest in highly leveraged companies, which could cause us to lose all or a part of our investment in those companies.

●	We are subject to risks associated with our investments in unitranche secured loans and securities, including the potential loss of all or part of such investments.

●	Our investments in securities that are rated below investment grade (i.e. “junk bonds”) may be risky and we could lose all or part of our investments.

●	Defaults by our portfolio companies, including defaults relating to collateral, will harm our operating results.

●	The lack of liquidity in our investments may adversely affect our business.

●	Our portfolio companies may prepay loans, which may reduce our yields if capital returned cannot be invested in transactions with equal or greater expected yields.

●	Our portfolio companies may be unable to repay or refinance outstanding principal on their loans at or prior to maturity.

●	Our portfolio may be concentrated in a limited number of portfolio companies and industries, which will subject us to a risk of significant loss if any of these companies defaults on its obligations under any of its debt instruments or if there is a downturn in a particular industry.

●	There is no assurance that portfolio company management will be able to operate their companies in accordance with our expectations.

●	Our investments in the Trading Companies & Distributors industry face considerable uncertainties including significant regulatory challenges.

Risks Relating to Our Common Stock

●	Prior to the IPO, there has been no public market for our shares of common stock, and we cannot assure you that a market for our shares of common stock will develop or remain active, or that the market price of our shares of common stock will not decline at some point following the IPO. Our share of common stock price may be volatile and may fluctuate substantially.

●	Sales of substantial amounts of our shares of common stock in the public market may have an adverse effect on the market price of our shares of common stock.

●	Trading and liquidity in our shares may be limited and our shares may trade below their NAV.

●	During extended periods of capital market disruption and instability, there is a risk that you may not receive distributions or that our distributions may not grow over time and a portion of our distributions may be a return of capital.

●	Our stockholders may experience dilution in their ownership percentage.

Risks Relating to Our Business and Structure

We have a limited operating history and may not replicate the historical results achieved by other entities managed by members of the Advisor’s investment committee, the Advisor or its affiliates.

We commenced operations in February 2021 with private investors as shareholders, and then we completed our IPO in 2024. We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objective, that we will not qualify or maintain our qualification to be treated as a RIC, and that the value of your investment could decline substantially.

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

We use leverage pursuant to borrowings under credit facilities and issuances of senior unsecured notes and intend to further borrow under credit facilities and/or issue senior unsecured notes in the future in order to finance our investments. As a result, our net investment income will depend, in part, upon the difference between the rate at which we borrow under credit facilities and senior unsecured notes and the rate at which we invest these funds. In addition, we anticipate that many of our debt investments and borrowings under credit facilities will have floating interest rates that reset on a periodic basis, and many of our investments will be subject to interest rate floors. As a result, a significant change in market interest rates could have a material adverse effect on our net investment income.  See “Risks Relating to Our Investments—We are subject to risks associated with the current interest rate environment, and rising interest rates could affect the value of our investments and make it more difficult for portfolio companies to make periodic payments on their loans.”

In periods of rising interest rates, our cost of funds will increase because we expect that the interest rates on the majority of amounts we borrow will be floating, which could reduce our net investment income to the extent any of our debt investments have fixed interest rates. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations.  Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act and applicable commodities laws.  These activities may limit our ability to benefit from lower interest rates with respect to hedged borrowings. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. See “Risks Relating to Our Investments—We are subject to risks under hedging transactions and our ability to enter into transactions involving derivatives and financial commitment transactions may be limited.”

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

Our ability to achieve our investment objective depends on our ability to manage and grow our business, which depends, in turn, on the Advisor’s ability to identify, invest in and monitor companies that meet our investment selection criteria. Accomplishing this result on a cost-effective basis is largely a function of the Advisor’s structuring of the investment process, its ability to provide competent, attentive and efficient services to us and our access to financing on acceptable terms. The management team of the Advisor has substantial responsibilities under our Investment Advisor Agreement. We can offer no assurance that any current or future employees of the Advisor will contribute effectively to the work of, or remain associated with, the Advisor. We caution you that the principals of our Advisor or Administrator may also be called upon to provide and currently do provide managerial assistance to portfolio companies and other investment vehicles, including other BDCs, which are managed by affiliates of the Advisor. Such demands on their time may distract them or slow our rate of investment. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

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

We may make investments in, or loans to, companies that are not subject to public company reporting requirements including requirements regarding preparation of financial statements, and our portfolio companies may utilize divergent reporting standards that may make it difficult for the Advisor to accurately assess the prior performance of a portfolio company. We will, therefore, depend upon the compliance by investment companies with their contractual reporting obligations. As a result, the evaluation of potential investments and our ability to perform due diligence on and effectively monitor investments may be impeded, and we may not realize the returns that we expect on any particular investment. In the event of fraud by any company in which we invest or with respect to which we make a loan, we may suffer a partial or total loss of the amounts invested in that company.

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

In particular, the following conflicts of interest may arise, among others:

●	the members of the Advisor’s investment committee serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of accounts sponsored or managed by the Advisor or its affiliates;

●	the Advisor, its affiliates and its personnel may have obligations to other clients or investors in entities they manage, the fulfilment of which may not be in the best interests of us or our stockholders;

●	our investment objective may overlap with the investment objectives of such affiliated accounts;

●	certain of the Advisor’s other accounts may provide for higher management or incentive fees, greater expense reimbursements or overhead allocations, or permit affiliates of the Advisor to receive origination and other transaction fees;

●	members of Kayne Anderson and its affiliates may serve on the boards of directors of and advise companies that may compete with our portfolio investments. Moreover, other funds, separate accounts and other vehicles managed by Kayne Anderson and its affiliates may pursue investment opportunities that may also be suitable for us; and

●	the participation of the Advisor’s investment professionals in our valuation process could result in a conflict of interest as the Advisor’s base management fee is based, in part, on our fair market value of investments including assets purchased with borrowings under credit facilities and issuances of senior unsecured notes, excluding cash, U.S. government securities and commercial paper instruments maturing within one year of purchase, and our incentive fees will be based, in part, on unrealized gains and losses.

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

The Advisor seeks to allocate investment opportunities among eligible accounts in a manner that is fair and equitable over time and consistent with its allocation policy. However, we can offer no assurance that such opportunities will be allocated to us fairly or equitably in the short term, and there can be no assurance that we will be able to participate in all investment opportunities that are suitable to us.

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

Pursuant to such exemptive relief, and subject to certain conditions, we are permitted to co-invest in the same security with our affiliates in a manner that is consistent with our investment objective, investment strategy, regulatory consideration and other relevant factors. If opportunities arise that would otherwise be appropriate for us and an affiliate to purchase different securities in the same issuer, our Advisor will need to decide which account will proceed with such investment. Our Advisor’s investment allocation policy incorporates the conditions of exemptive relief to seek to ensure that investment opportunities are allocated in a manner that is fair and equitable. However, although the Advisor endeavors to fairly allocate investment opportunities in the long run, we can offer no assurance that investment opportunities will be allocated to us fairly or equitably in the short term.

We do not expect to invest in, or hold securities of, companies that are controlled by our affiliates’ other clients. If our affiliates’ other client or clients gain control over one of our portfolio companies, this may create conflicts of interest and subject us to certain restrictions under the 1940 Act. As a result of these conflicts and restrictions our Advisor may be unable to implement our investment strategies as effectively as it could have in the absence of such conflicts or restrictions. For example, as a result of a conflict or restriction, our Advisor may be unable to engage in certain transactions that it would otherwise pursue. In order to avoid these conflicts and restrictions, our Advisor may choose to exit these investments prematurely and, as a result, we may forgo positive returns associated with such investments. In addition, to the extent that another client holds a different class of securities than us as a result of such transactions, our interests may not be aligned. Our ability to enter into transactions with our affiliates may be restricted.

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

We will be subject to corporate-level income tax if we are unable to continue to qualify as a RIC.

We have elected, and intend to qualify annually thereafter, to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code; however, no assurance can be given that we will be able to qualify for and maintain RIC tax treatment. In order to qualify, and maintain qualification, as a RIC under the Code, we must meet certain source-of-income, asset diversification and distribution requirements. The distribution requirement for a RIC is satisfied if we distribute to our stockholders dividends for U.S. federal income tax purposes of an amount generally at least equal to the sum of 90% of our investment company taxable income, which is generally our net ordinary income plus the excess of our net short-term capital gains in excess of our net long-term capital losses, determined without regard to any deduction for dividends paid, and 90% of our net tax-exempt interest income, if any, to our stockholders on an annual basis. We are subject, to the extent we use debt financing, to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to continue to qualify as a RIC. If we are unable to obtain cash from other sources, we may fail to be subject to tax as a RIC and, thus, may be subject to corporate-level income tax. To continue to qualify as a RIC, we must also meet certain asset diversification requirements at the end of each quarter of our taxable year. Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of our qualification as a RIC. Because a significant portion of our investments are in private or thinly traded public companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to qualify as a RIC for any reason and become subject to corporate-level income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distributions to stockholders and the amount of our distributions and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and our stockholders.

We may be subject to risks that may arise in connection with the rules under ERISA related to investment by ERISA Plans.

We intend to operate so that we will be an appropriate investment for employee benefit plans subject to Employee Retirement Income Security Act of 1974, as amended (“ERISA”). We will use reasonable efforts to conduct our affairs so that our assets will not be deemed to be “plan assets” for purposes of ERISA. Accordingly, there may be constraints on our ability to make or dispose of investments at optimal times (or to make certain investments at all).

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

For U.S. federal income tax purposes, we include in income certain amounts that we have not yet received in cash, such as the accretion of original issue discount (“OID”). This may arise if we receive warrants in connection with the making of a loan and in other circumstances, or through contracted PIK interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Such OID, which could be significant relative to our overall investment activities or increases in loan balances as a result of contracted PIK arrangements, is included in income before we receive any corresponding cash payments. We also may be required to include in income certain other amounts that we do not receive in cash. We may be also subject to the following risks associated with PIK and OID investments:

●	The interest payments deferred on a PIK loan are subject to the risk that the borrower may default when the deferred payments are due in cash at the maturity of the loan;

●	The interest rates on PIK loans are higher to reflect the time-value of money on deferred interest payments and the higher credit risk of borrowers who may need to defer interest payments;

●	Market prices of OID instruments are more volatile because they are affected to a greater extent by interest rate changes than instruments that pay interest periodically in cash;

●	PIK instruments may have unreliable valuations because the accruals require judgments about ultimate collectability of the deferred payments and the value of the associated collateral;

●	Use of PIK and OID securities may provide certain benefits to our Advisor including increasing management fees;

●	We may be required under the tax laws to make distributions of OID income to stockholders without receiving any cash. Such required cash distributions may have to be paid from borrowings, offering proceeds or the sale of our assets; and

●	The required recognition of OID, including PIK, interest for U.S. federal income tax purposes may have a negative impact on liquidity, because it represents a non-cash component of our taxable income that must, nevertheless, be distributed in cash to investors to avoid it being subject to corporate level taxation.

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

Nevertheless, if the value of our assets declines, we may be unable to satisfy this ratio. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Also, any amounts that we use to service our indebtedness would not be available for distributions to holders of our shares of common stock. If we issue senior securities, we will be exposed to typical risks associated with leverage, including an increased risk of loss. In addition, if the value of our assets decreases, leverage will cause our net asset value to decline more sharply than it otherwise would have without leverage or with lower leverage. Similarly, any decrease in our revenue would cause its net income to decline more sharply than it would have if we had not borrowed or had borrowed less under the credit facilities.

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

Following the passage of Dodd-Frank, many commercial banks and other financial institutions stopped lending or significantly curtailed their lending activity. In addition, in an effort to stem losses and reduce their exposure to segments of the economy deemed to be high risk, some financial institutions limited routine refinancing and loan modification transactions and even reviewed the terms of existing facilities to identify bases for accelerating the maturity of existing lending facilities. To the extent these circumstances arise again in the future, it may be difficult for us to finance the growth of our investments on acceptable economic terms, or at all, and one or more of our credit facilities could be accelerated by the lenders.

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

The majority of our portfolio investments take the form of securities for which no market quotations are readily available. The fair value of securities and other investments that are not publicly traded may not be readily determinable, and we value these securities at fair value as determined in good faith by our Advisor, including to reflect significant events affecting the value of our securities. As discussed in more detail under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations – Investment Valuation,” most, if not all, of our investments (other than cash and cash equivalents) are classified as Level 3 under ASC Topic 820. This means that our portfolio valuations are based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of our portfolio investments require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which may include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information.

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

On May 24, 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act was enacted, which left the architecture and core features of Dodd-Frank intact but significantly recalibrated applicability thresholds, revised various post-crisis regulatory requirements, and provided targeted regulatory relief to certain financial institutions. Among the most significant of its amendments to Dodd-Frank were a substantial increase in the $50 billion asset threshold to $250 billion for automatic regulation of bank holding companies (“BHCs”) as “systemically important financial institutions,” an exemption from the Volcker Rule for insured depository institutions with less than $10 billion in consolidated assets and lower levels of trading assets and liabilities, and amendments to the liquidity leverage ratio and supplementary leverage ratio requirements. In addition, effective October 1, 2020, the U.S. Federal Reserve, SEC and other federal agencies modified their regulations under the Volcker Rule to loosen the restrictions on financial institutions. The effects of these and any further rules or regulations that may be enacted by the federal government are and could be complex and far-reaching, and the change and any future laws or regulations or changes thereto could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business, financial condition and results of operations.

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

We incur significant costs as a result of being registered under the Exchange Act.

We incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Exchange Act, as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act and other rules implemented by the SEC.

Efforts to comply with the Exchange Act and the Sarbanes-Oxley Act will involve significant expenditures, and non-compliance will adversely affect us and the value of our shares of common stock.

As a public entity, we are subject to the reporting requirements of the Exchange Act and requirements of the Sarbanes-Oxley Act. These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting, which are discussed below.

We have implemented procedures, processes, policies and practices for the purpose of addressing such standards and requirements applicable to public companies. Our management will be required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We will be required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. As a result, we expect to incur significant additional annual expenses related to these steps and, among other things, directors’ and officers’ liability insurance, director fees, reporting requirements of the SEC, expenses associated with corporate governance requirements, transfer agent fees, additional administrative expenses payable to the Administrator to compensate them for hiring additional accounting, legal and administrative personnel, increased auditing and legal fees and similar expenses. This process will also result in a diversion of management’s time and attention. We do not know when our evaluation, testing and remediation actions will be completed or its impact on our operations. In addition, we may be unable to ensure that the process is effective or that our internal control over financial reporting is or will be effective. In the event that we are unable to come into and maintain compliance with the Sarbanes-Oxley Act and related rules, we and the value of our securities would be adversely affected.

Our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until the date we are no longer an emerging growth company under the JOBS Act. Because we do not currently have comprehensive documentation of our internal control and have not yet tested our internal control in accordance with Section 404 of the Sarbanes-Oxley Act, we cannot conclude, as required by Section 404, that we do not have a material weakness in our internal control or a combination of significant deficiencies that could result in the conclusion that we have a material weakness in our internal control. If we are not able to implement the applicable requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or with adequate compliance, our operations, financial reporting or financial results could be adversely affected. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC, and result in a breach of the covenants under the agreements governing any of our financing arrangements. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements could also suffer if we or our independent registered public accounting firm were to report a material weakness in our internal controls over financial reporting. This could materially adversely affect us.

Our internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and operating results could be harmed and we could fail to meet our financial reporting obligations.

We are highly dependent on information systems, and cybersecurity risks and cyber incidents may adversely affect our business or the business of our portfolio companies, which may, in turn, negatively affect the value of our shares of common stock and our ability to pay distributions.

Our business depends on the communications and information systems of our Advisor and its affiliates, our portfolio companies and third-party service providers. These systems are subject to potential cybersecurity attacks and incidents, including through adverse events that threaten the confidentiality, integrity or availability of our information resources. Cyber hacking could also cause significant disruption and harm to the companies in which we invest. Additionally, digital and network technologies might be at risk of cyberattacks that could potentially seek unauthorized access to digital systems for purposes such as misappropriating sensitive information, corrupting data or causing operational disruption. Cyberattacks might potentially be carried out by persons using techniques that could range from efforts to electronically circumvent network security or overwhelm websites to intelligence gathering and social engineering functions aimed at obtaining information necessary to gain access. These attacks could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption and result in disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships, any of which could, in turn, have a material adverse effect on our operating results and negatively affect the value of our securities and our ability to pay distributions to our stockholders.

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

Purchases of shares of our common stock by us under our open market repurchase program, including the Company Rule 10b5-1 Plan, may result in the price of shares of our common stock being higher than the price that otherwise might exist in the open market and are subject to our ability to finance such repurchases.

Our Board has authorized us to repurchase shares of our common stock through an open-market share repurchase program for up to $100 million in the aggregate of shares of our common stock within one year of the closing of the IPO. Pursuant to such authorization and concurrently with the closing of the IPO, we entered into the Company 10b5-1 Plan to acquire up to $100 million in the aggregate of shares of our Common Stock, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Exchange Act, and will otherwise be subject to applicable law, including Regulation M, which may prohibit purchases under certain circumstances. These activities may have the effect of maintaining the market price of shares our Common Stock or retarding a decline in the market price of the shares of our Common Stock, and, as a result, the price of our shares of Common Stock may be higher than the price that otherwise might exist in the open market.

In addition, we may further borrow under credit facilities and/or issue senior unsecured notes in the future in order to finance repurchases of shares. We can offer no assurance that we will be successful in obtaining suitable debt investments to finance purchases under the Company 10b5-1 Plan. Whether purchases will be made under the Company 10b5-1 Plan and how much will be purchased at any time is uncertain, dependent on prevailing market prices, trading volumes and our ability to finance repurchases, all of which we cannot predict.

There may be trademark risk, as we do not own the Kayne Anderson name.

We do not own the Kayne Anderson name, but we are permitted to use it as part of our corporate name pursuant to a license agreement with the Advisor. Use of the name by other parties or the termination of the license agreement may harm our business.

Risks Relating to Our Investments

We are subject to risks associated with the current interest rate environment, and rising interest rates could affect the value of our investments and make it more difficult for portfolio companies to make periodic payments on their loans.

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

In an effort to control inflation, the U.S. Federal Reserve Board (the “Fed”) has sharply raised interest rates in recent years, and they remain near their highest levels in over twenty years. Other central banks globally have implemented similar rate increases. A wide variety of factors can cause interest rates to rise (e.g., central bank monetary policies, inflation rates, or general economic conditions). Although recently both the Fed and other central banks globally have begun lowering rates, there is no certainty that further reductions will occur. There is no assurance that the actions being taken by the Fed will improve the outlook for long-term inflation or whether they might result in a recession. A recession could lead to declined employment, global demand destruction and/or business failures, which may result in a decline in the value of our portfolio. In addition, increased interest rates could increase our cost of borrowing and reduce the return on leverage to common stockholders.

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

In making the assessment and otherwise conducting customary due diligence, the Advisor will rely on the resources available to it and, in some cases, an investigation by third parties. This process is particularly important and highly subjective with respect to newly organized entities because there may be little or no information publicly available about those entities.

We may make investments in, or loans to, companies that are not subject to public company reporting requirements including requirements regarding preparation of financial statements, and our portfolio companies may utilize divergent reporting standards that may make it difficult for the Advisor to accurately assess the prior performance of a portfolio company. We will, therefore, depend upon the compliance by investment companies with their contractual reporting obligations. As a result, the evaluation of potential investments and our ability to perform due diligence on and effectively monitor investments may be impeded, and we may not realize the returns which we expect on any particular investment. In the event of fraud by any company in which we invest or with respect to which we make a loan, we may suffer a partial or total loss of the amounts invested in that company.

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

The debt that we invest in is typically not rated by any rating agency, but we believe that if such investments were rated, they would be below investment grade (rated lower than “Baa3” by Moody’s Investors Service, lower than “BBB-” by Fitch Ratings or lower than “BBB-” by Standard & Poor’s Ratings Services), which under the guidelines established by these rating entities is an indication of having predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. Bonds that are rated below investment grade are sometimes referred to as “high yield bonds” or “junk bonds.” Therefore, our investments will result in an above average amount of risk and volatility or loss of principal.

We are subject to risks associated with our investments in unitranche secured loans and securities, including the potential loss of all or part of such investments.

We invest in unitranche secured loans, which are a combination of senior secured and junior secured debt in the same facility. Unitranche secured loans provide all of the debt needed to finance a leveraged buyout or other corporate transaction, both senior and junior, but generally in a first-lien position, while the borrower generally pays a blended, uniform interest rate rather than different rates for different tranches. Unitranche secured debt generally requires payments of both principal and interest throughout the life of the loan. Generally, we expect these securities to carry a blended yield that is between senior secured and junior debt interest rates. Unitranche secured loans provide a number of advantages for borrowers, including the following: simplified documentation, greater certainty of execution and reduced decision-making complexity throughout the life of the loan. In some cases, a portion of the total interest may accrue or be paid in kind. Because unitranche secured loans combine characteristics of senior and junior financing, unitranche secured loans have risks similar to the risks associated with senior secured and second-lien loans and junior debt in varying degrees according to the combination of loan characteristics of the unitranche secured loan.

Our investments in securities that are rated below investment grade (i.e. “junk bonds”) may be risky and we could lose all or part of our investments.

We invest in securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Below investment grade securities, which are often referred to as “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. They may also be difficult to value and illiquid. The major risks of below investment grade securities include:

Below investment grade securities may be issued by less creditworthy issuers. Issuers of below investment grade securities may have a larger amount of outstanding debt relative to their assets than issuers of investment grade securities. In the event of an issuer’s bankruptcy, claims of other creditors may have priority over the claims of holders of below investment grade securities, leaving few or no assets available to repay holders of below investment grade securities.

Prices of below investment grade securities are subject to extreme price fluctuations. Adverse changes in an issuer’s industry and general economic conditions may have a greater impact on the prices of below investment grade securities than on other higher-rated fixed-income securities.

Issuers of below investment grade securities may be unable to meet their interest or principal payment obligations because of an economic downturn, specific issuer developments, or the unavailability of additional financing.

Below investment grade securities frequently have redemption features that permit an issuer to repurchase the security from us before it matures. If the issuer redeems below investment grade securities, we may have to invest the proceeds in securities with lower yields and may lose income.

Below investment grade securities may be less liquid than higher-rated fixed-income securities, even under normal economic conditions. There are fewer dealers in the below investment grade securities market, and there may be significant differences in the prices quoted by the dealers. Judgment may play a greater role in valuing these securities and we may be unable to sell these securities at an advantageous time or price.

We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting issuer.

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

Further, in connection with the disposition of an investment in a portfolio company, we may be required to make representations about the business and financial affairs of the portfolio company, or we may be responsible for the contents of disclosure documents under applicable securities laws. We may also be required to indemnify the purchasers of such investment or underwriters to the extent that any such representations or disclosure documents turn out to be incorrect, inaccurate or misleading. These arrangements may result in contingent liabilities, for which we may establish reserves or escrows. However, we can offer no assurance that we will adequately reserve for our contingent liabilities and that such liabilities will not have an adverse effect on us. Such contingent liabilities might ultimately have to be funded by proceeds, including the return of capital, from our other investments.

Our portfolio companies may prepay loans, which may reduce our yields if capital returned cannot be invested in transactions with equal or greater expected yields.

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

Our portfolio companies may be unable to repay or refinance outstanding principal on their loans at or prior to maturity.

We have a maturity policy between three to six years for our debt investments. The portfolio companies in which we invest may be unable to repay or refinance outstanding principal on their loans at or prior to maturity. This risk and the risk of default are increased to the extent that the loan documents do not require the portfolio companies to pay down the outstanding principal of such debt prior to maturity. As a result, once our investments mature, we will need to seek new investments for such capital.

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

We are subject to risks under hedging transactions and our ability to enter into transactions involving derivatives and financial commitment transactions may be limited.

Although we do not engage in hedging transactions as a principal investment strategy, we may engage in hedging transactions in the form of interest rate swaps, caps, collars and floors, intended to limit our exposure to interest rate fluctuations to the limited extent such transactions are permitted under the 1940 Act and applicable commodities laws. Engaging in hedging transactions would entail additional risks to our stockholders.

In addition, we are subject to legislation that may limit our ability to enter into such transactions. For example, in August 2022, Rule 18f-4 under the 1940 Act, regarding the ability of a BDC (or a registered investment company) to use derivatives and other transactions that create future payment or delivery obligations (except reverse repurchase agreements and similar financing transactions), became effective. Under the rule, BDCs that make significant use of derivatives are required to operate subject to a value-at-risk leverage limit, adopt a derivatives risk management program and appoint a derivatives risk manager, and comply with various testing and board reporting requirements. These requirements apply unless the BDC qualifies as a “limited derivatives user,” as defined under the adopted rules. Under the rule, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. We intend to operate under the limited derivatives user exemption of Rule 18f-4 and have adopted written policies and procedures reasonably designed to manage our derivatives risk pursuant to Rule 18f-4. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts. We qualify as a “limited derivatives user,” and as a result the requirements applicable to us under Rule 18f-4 may limit our ability to use derivatives and enter into certain other financial contracts. However, if we fail to qualify as a limited derivatives user and become subject to the additional requirements under Rule 18f-4, compliance with such requirements may increase cost of doing business, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows. Future legislation or rules may modify how we treat derivatives and other financial arrangements for purposes of our compliance with the leverage limitations of the 1940 Act and, therefore, may increase or decrease the amount of leverage currently available to us under the 1940 Act, which may be materially adverse to us and our stockholders.

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

Our investments in the Trading Companies & Distributors industry face considerable uncertainties including significant regulatory challenges.

Our investments in portfolio companies that operate in the Trading Companies & Distributors industry represent approximately 15.1% of our total portfolio as of December 31, 2024. Portfolio companies in the Trading Companies & Distributors industry are subject to many risks, including the negative impact of regulation, a competitive marketplace, decreased consumer demand and supply-chain disruptions. In recent years, supply-chain disruptions and global trade policies have had a negative impact on these industries and as Trading Companies & Distributors represent a significant portion of our investments, such adverse business and/or economic conditions have also impacted our portfolio. Adverse economic, business, or regulatory developments affecting the Trading Companies & Distributors industry, including trade policies, treaties and tariffs between the United States and other countries, could have a negative impact on the value of our investments in portfolio companies operating in this industry, and therefore could negatively impact our business and results of operations.

Risks Relating to Our Common Stock

Prior to the IPO, there was no public market for our shares of common stock, and we cannot assure you that a market for our shares of common stock will develop or continue, or that the market price of our shares of common stock will not decline at some point following the IPO. Our share of common stock price may be volatile and may fluctuate substantially.

Our shares of common stock are listed on the New York Stock Exchange under the symbol “KBDC.” We cannot assure you that a trading market will develop for our shares of common stock or, if one develops, that the trading market can be sustained. In addition, we cannot predict the prices at which our shares of common stock will trade. Shares of companies offered in an initial public offering often trade at a discount to the initial offering price due to underwriting discounts and commissions and related offering expenses. Also, shares of closed-end investment companies, including BDCs, frequently trade at a discount from their net asset value and our shares may also be discounted in the market. This characteristic of closed-end investment companies is separate and distinct from the risk that our net asset value per share may decline. We cannot predict whether our shares of common stock will trade at, above or below net asset value. The risk of loss associated with this characteristic of closed-end management investment companies may be greater for investors expecting to sell shares of common stock purchased in this offering soon after the IPO. In addition, if our shares of common stock trade below its net asset value per share, we will generally not be able to sell additional shares of common stock to the public at its market price without first obtaining the approval of a majority of our stockholders (including a majority of our unaffiliated stockholders) and our independent directors for such issuance.

The market price and liquidity of the market for our shares of common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

●	significant volatility in the market price and trading volume of securities of BDCs or other companies in the sector in which we operate, which are not necessarily related to the operating performance of these companies;

●	changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;

●	loss of RIC status;

●	changes in earnings or variations in operating results;

●	changes in the value of our portfolio of investments;

●	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

●	departure of key personnel from our Advisor;

●	operating performance of companies comparable to us;

●	general economic trends and other external factors; and

●	loss of a major funding source.

Sales of substantial amounts of our shares of common stock in the public market may have an adverse effect on the market price of our shares of common stock.

Upon completion of the IPO, we had 71,116,459 shares of common stock outstanding. The shares of common stock sold in the IPO are freely tradable without restriction or limitation under the Securities Act.

Any shares purchased in the IPO or owned by our affiliates, as defined in the Securities Act, are subject to the public information, manner of sale and volume limitations of Rule 144 under the Securities Act. The remaining shares of common stock outstanding upon the completion of the IPO are “restricted securities” under the meaning of Rule 144 promulgated under the Securities Act and may only be sold if such sale is registered under the Securities Act or exempt from registration, including the exemption under Rule 144.

In addition, shares owned by certain of our stockholders are subject to lock-up restrictions.

Following the IPO and the expiration of applicable lock-up periods, subject to applicable securities laws, sales of substantial amounts of our shares of common stock, or the perception that such sales could occur, could adversely affect the prevailing market prices for our shares of common stock. If this occurs, it could impair our ability to raise additional capital through the sale of equity securities should we desire to do so. We cannot predict what effect, if any, future sales of securities, or the availability of securities for future sales, will have on the market price of our shares of common stock prevailing from time to time.

Trading and liquidity in our shares may be limited and our shares may trade below our NAV.

We cannot assure you that a public trading market can be sustained. Shares of companies offered in an initial public offering often trade at a discount to the initial offering price due to underwriting discounts and related offering expenses. Also, shares of closed-end investment companies and BDCs frequently trade at a discount from their NAV. This characteristic of closed-end investment companies is separate and distinct from the risk that our NAV per share may decline. We cannot predict whether our shares of common stock will trade at, above or below NAV.

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

For example, ongoing armed conflicts between Russia and Ukraine in Europe and among Israel, Hamas and other militant groups in the Middle East, have caused and could continue to cause significant market disruptions and volatility within the markets in Russia, Europe, the Middle East and the United States. In addition, the current political climate has intensified concerns about trade tariffs and a potential trade war between the United States and certain foreign countries, including China, Mexico and Canada, among others. These consequences may trigger a significant reduction in international trade, shortages or oversupply of certain manufactured goods, substantial price increases or decreases of goods, inflationary pressures, and possible failure of individual companies and/or large segments of the foreign export industry with a potentially negative impact on the value of our investments.

In addition, the political reunification of China and Taiwan, over which China continues to claim sovereignty, is a highly complex issue that has included threats of invasion by China. Any escalation of hostility between China and/or Taiwan would likely have a significant adverse impact not only on the value of investments in both countries, but also on economies and financial markets globally.

We do not currently have portfolio investments with direct exposure to the Middle East, China, Taiwan, Russia or Ukraine, but because of the increasing interconnectedness of global economies and financial markets, events in these regions could negatively affect the value of our investments.

Political, social and economic uncertainty creates and exacerbates risks.

Social, political, economic and other conditions and events (such as natural disasters, epidemics and pandemics, terrorism, conflicts and social unrest) will occur that create uncertainty and have significant impacts on issuers, industries, governments and other systems, including the financial markets, to which companies and their investments are exposed. As global systems, economies and financial markets are increasingly interconnected, events that once had only local impact are now more likely to have regional or even global effects. Events that occur in one country, region or financial market will, more frequently, adversely impact issuers in other countries, regions or markets, including in established markets such as the U.S. Such risks include the large-scale invasion of Ukraine by Russia that began in February 2022, heightened tensions between China and Taiwan, the recent outbreak of hostilities in the Middle East, or the effect on world leaders and governments of global health pandemics, such as the COVID-19 pandemic. These impacts can be exacerbated by failures of governments and societies to adequately respond to an emerging event or threat. We do not currently have portfolio investments with direct exposure to the Middle East, China, Taiwan, Russia or Ukraine, but because of the increasing interconnectedness of global economies and financial markets, events in these regions could negatively affect the value of our investments.

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

For example, the COVID-19 pandemic led to disruptions in local, regional, national and global markets and economies. With respect to the U.S. credit markets (in particular for middle market loans), this outbreak resulted in the following among other things: (i) significant disruption to the businesses of many middle market loan borrowers including supply chains, demand and practical aspects of their operations, as well as lay-offs of employees; (ii) increased draws by borrowers on revolving lines of credit; (iii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iv) volatility and disruption of these markets including greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues; and (v) rapidly evolving proposals and/or actions by state and federal governments to address problems experienced by the markets and by businesses and the economy in general which were not necessarily adequate to address the problems faced by the loan market and middle market businesses. Although many of these conditions have resolved, similar consequences could occur in the future as a result of new variants of the virus or other infectious diseases. Any future outbreaks of infectious diseases could have an adverse impact on the markets and the economy in general, which could have a material adverse impact on, among other things, the ability of lenders to originate loans, the volume and type of loans originated, and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by us and returns to us, among other things. It is impossible to determine the scope of any future outbreaks, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have or the full potential impact on us and our portfolio companies in which we invest.

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

Members of the internal working group have multiple decades of experience in information security and risk management, including assessing cybersecurity threats.  Furthermore, the CTO and CISO have educational backgrounds and hold professional experience and certifications relevant to management of cybersecurity.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock commenced trading on the NYSE under the symbol “KBDC” on May 22, 2024. Prior to our IPO, the shares of our common stock were offered and sold in transactions exempt from registration under the Securities Act. As such there was no public market for shares of our common stock prior to May 22, 2024.

The following table sets forth, for each fiscal quarter since our common stock commenced trading on the NYSE, (i) the NAV per share of our common stock as of the applicable period end, (ii) the range of high and low closing sales prices of our common stock as reported on the NYSE during the applicable period, and (iii) the closing high and low sales prices as a premium (discount) to NAV during the relevant period.

		Closing Sales Price		(2)	Premium (Discount) of High Sales Price to	Premium (Discount) of Low Sales Price to
	NAV(1)	High	Low		NAV(3)	NAV(3)
Year Ending December 31, 2024	$16.70	$17.00	$15.85		1.8%	(5.1)%
Third Quarter	$16.70	$16.40	$15.70		(1.8)%	(6.0)%
Second Quarter (from May 22, 2024 through June 30, 2024)	$16.57	$16.55	$15.95		(0.1)%	(3.7)%

(1)	NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of each period.

(2)	Closing sales price as provided by the NYSE.

(3)	Calculated as of the respective high or low closing sales price divided by the quarter end NAV and subtracting 1.

On February 21, 2025, the reported closing sales price of our common stock was $17.40 per share.

Holders

Please see “Part III—Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for disclosure regarding the holders.

As of February 21, 2025, we had 504 holders of record of our common stock, which did not include stockholders for whom shares are held in “nominee” or “street name”.

Distributions

The following table reflects the distributions declared and payable for the year ended December 31, 2024 (dollars in thousands, except per share amounts).

			Dividend	Total
Date Declared	Record Date	Payment Date	per Share	Dividend
March 6, 2024	March 29, 2024	April 17, 2024	$0.40	$19,516
May 8, 2024	June 28, 2024	July 15, 2024	0.40	28,447
August 7, 2024	September 30, 2024	October 15, 2024	0.40	28,419
May 8, 2024	December 5, 2024	December 20, 2024	0.10	7,102
November 6, 2024	December 31, 2024	January 15, 2025	0.40	28,424
			$1.70	$111,908

Dividend Reinvestment Plan

The following table summarizes the amounts received and shares of common stock issued to shareholders pursuant to our dividend reinvestment plan during the year ended December 31, 2024 (dollars in thousands, except per share amounts).

Dividend	Dividend	DRIP
record	payment	shares	DRIP
date	date	issued	value
December 29, 2023	January 16, 2024	95,791	$1,573
March 29, 2024	April 17, 2024	94,816	1,577
June 28, 2024	July 15, 2024	-	-
September 30, 2024	October 15, 2024	-	-
December 5, 2024	December 20, 2024	37,843	632
		228,450	$3,782

All of the dividends declared during the year ended December 31, 2024 were derived from ordinary income, determined on a tax basis.

Recent Sales of Unregistered Securities

As set forth in the table below (dollars in thousands, except per share amounts), during the year ended December 31, 2024, we issued and sold 23,322,186 shares of common stock at an aggregate offering amount of approximately $388,634. The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof and previously reported by us on our current reports on Form 8-K. The Company relied, in part, upon representations from the investors in the subscription agreements that each investor was an accredited investor as defined in Regulation D under the Securities Act.

Common stock issue date	Offering price per share	Common stock shares issued	Aggregate offering amount
February 14, 2024	$16.74	7,089,771	$118,689
April 2, 2024	$16.63	16,232,415	269,945
Total common stock issued		23,322,186	$388,634

Stock Repurchase Plan (dollars in thousands, except share amounts)

On May 21, 2024, the Company entered into a share repurchase plan, or the Company 10b5-1 Plan, to acquire up to $100,000 in the aggregate of the Company’s Common Stock at prices below the Company’s net asset value per share over a specified period, in accordance with the guidelines specified in Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company 10b5-1 Plan was approved by the Board of Directors on March 6, 2024. The Company 10b5-1 Plan requires Morgan Stanley Corporation as the Company’s agent, to repurchase Common Stock on its behalf when the market price per share is below the most recently reported net asset value per share (including any updates, corrections or adjustments publicly announced by the Company to any previously announced net asset value per share, including any distributions declared). Under the Company 10b5-1 Plan, the volume of purchases would be expected to increase as the price of the Company’s Common Stock declines, subject to volume restrictions. The timing and amount of any share repurchases will depend on the terms and conditions of the Company 10b5-1 Plan, the market price of the Company’s Common Stock and trading volumes, and no assurance can be given that Common Stock be repurchased in any particular amount or at all. The repurchase of shares pursuant to the Company 10b5-1 Plan is intended to satisfy the conditions of Rule 10b5-1 and Rule 10b-18 under the Exchange Act, and will otherwise be subject to applicable law, including Regulation M, which may prohibit repurchases under certain circumstances. The Company 10b5-1 Plan commenced beginning 60 calendar days following the end of the “restricted period” under Regulation M and will terminate upon the earliest to occur of (i) the close of business on May 24, 2025, (ii) the end of the trading day on which the aggregate purchase price for all shares purchased under the Company 10b5-1 Plan equals $100,000 and (iii) the occurrence of certain other events described in the Company 10b5-1 Plan.

The “restricted period” under Regulation M ended upon the closing of the Company’s IPO and, therefore, the Common Stock repurchases/purchases described above began on July 23, 2024.

During the year ended December 31, 2024, the Company repurchase 94,613 shares under the Company’s 10b5-1 Plan for a total of $1,525.

Stock Performance Graph

This graph compares the stockholder return on our common stock from May 22, 2024 (the first date that our common stock began trading on the NYSE) to December 31, 2024 with that of the Standard & Poor’s 500 Stock Index and the Standard & Poor’s BDC Index. This graph assumes that on May 22, 2024, $100 was invested in our common stock, the Standard & Poor’s 500 Stock Index and the Standard & Poor’s BDC Index. The graph also assumes the reinvestment of all cash distributions prior to any tax effect. The graph and other information furnished under this Part II Item 5 of this annual report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG KAYNE ANDERSON BDC, INC.

S&P 500 INDEX AND S&P BDC INDEX

Total Return Performance

Fees and Expenses

The following table is being provided to update, as of December 31, 2024, certain information in our registration statement on Form N-2 (File No. 333-283316) that was filed on January 29, 2025. The following table is intended to assist you in understanding the costs and expenses that an investor in shares of our common stock will bear directly or indirectly. We caution you that some of the percentages indicated in the table below are estimates and may vary. The expenses shown in the table under “Annual Expenses” assume a debt-to-equity ratio of 1.00x (which equates to asset coverage of 200%). The following table should not be considered a representation of our future expenses. Actual expenses may be greater or less than shown.

Stockholder Transaction Expenses:
Sales Load (as a percentage of offering price)(1)	—
Offering expenses (as a percentage of offering price)(2)	—
Dividend Reinvestment Plan Fees(3)	$15.00
Total Stockholder Transaction Expenses (as a percentage of offering price)	—

Annual Expenses (as a percentage of net assets attributable to common stock)(4)
Management Fees(5)	2.00%
Incentive Fees(6)	1.73%
Interest Payments and fees paid on Borrowed Funds(7)	7.28%
Other Expenses(8)	0.38%
Total Annual Expenses	11.39%

(1)	In the event that the securities to which any applicable prospectus relates are sold or through underwriters or agents, a corresponding prospectus supplement will disclose the applicable sales load (underwriting discount and commission).

(2)	Any related prospectus supplement will disclose the estimated amount of offering expenses, the offering price and the estimated amount of offering expenses borne by us as a percentage of the offering price.

(3)	Participants in the dividend reinvestment plan may withdraw at any time by giving notice to the DRIP administrator. There is no brokerage charge for reinvestment of dividends or distributions in common stock. However, all participants will pay a pro rata share of brokerage commissions incurred by the DRIP administrator when it makes open market purchases. If a DRIP participant elects to have the DRIP Administrator sell its shares in connection with a withdrawal from the DRIP, the DRIP administrator is authorized to deduct a $15 transaction fee plus a $0.10 per share brokerage commission from the proceeds.

The expenses of the dividend reinvestment plan are included in “other expenses” in the table above. Our common stockholders will ultimately bear indirectly the DRIP administrator’s fees. For additional information, see “Dividend Reinvestment Plan.”

(4)	Net assets employed as the denominator for expense ratio computation is $1,186 million.

(5)	Includes management fees paid by Kayne Anderson BDC Financing, LLC (“KABDCF”) and Kayne Anderson BDC Financing II, LLC (“KABDCF II”), respectively.

The base management fee is calculated at an annual rate of 1.00% of the fair market value of our investments including, in each case, assets purchased with borrowings under credit facilities and issuances of senior unsecured notes, but excluding cash, U.S. government securities and commercial paper instruments maturing within one year of purchase.

(6)	The Incentive Fee will consist of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the Incentive Fee is based on our income and a portion is based on our capital gains. The table reflects each incentive fee calculated at a rate of 15.0%.

(7)	Interest payments on borrowed funds represents an estimate of our annualized interest expense based on borrowings under credit facilities and issuances of senior unsecured notes. The assumed weighted average interest rate outstanding under our credit facilities and senior unsecured notes was 7.28%. We intend to further borrow under credit facilities and/or issue senior unsecured notes in the future in order to finance our investments and may issue preferred stock, subject to our compliance with applicable requirements under the 1940 Act.

(8)	“Other Expenses” includes estimated general and administrative expenses, professional fees and director fees and is based on amounts estimated for the current fiscal year. Includes expenses paid by KABDCF and KABCF II, respectively.

Example

The following example demonstrates the projected dollar amount of total cumulative expenses over various periods with respect to a hypothetical investment in our shares of common stock. In calculating the following expense amounts, we have assumed that our annual operating expenses would remain at the levels set forth in the table above. Transaction expenses are excluded from the table below. In the event that the securities to which any applicable prospectus relates are sold to or through underwriters or agents, a corresponding prospectus supplement will disclose any transaction expenses.

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return resulting entirely from net realized capital gains(1)	$110	$310	$485	$834
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return resulting entirely from net investment income(2)	$94	$270	$430	$768

(1)	Assumes no unrealized capital depreciation or realized capital losses and 5% annual return on our portfolio resulting entirely from net realized capital gains (and therefore subject to the capital gains incentive fee). Because our investment strategy involves investments that primarily generate current income, we believe that a 5% annual return resulting from realized capital gains is unlikely.

(2)	The income based incentive fee is subject to a 6.00% hurdle. Accordingly, no incentive fee would be payable in this example.

While the example assumes, as required by the SEC, a 5% annual return, our performance will vary and may result in a return greater or less than 5%. There is no incentive compensation either on income or on capital gains under our Investment Advisory Agreement assuming a 5% annual return and therefore it is not included in the example. If we achieve sufficient returns on our investments, including through the realization of capital gains, to trigger an incentive compensation of a material amount, our distributions to our stockholders and our expenses would likely be higher. In addition, while the example assumes reinvestment of all dividends and distributions at NAV, under certain circumstances, reinvestment of dividends and other distributions under our dividend reinvestment plan may occur at a price per share that differs from NAV. See “Dividend Reinvestment Plan” for additional information regarding our DRIP.

Senior Securities

Information about the Company’s senior securities is shown as of the dates indicated in the below table. The report of our independent registered public accounting firm, PricewaterhouseCoopers LLP, as of December 31, 2024, is included within “Item 8. Consolidated Financial Statements and Supplementary Data.”

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2) ($ in millions)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Corporate Credit Facility
December 31, 2024	$250	$2,380	—	N/A
September 30, 2024 (unaudited)	$221	$2,510	—	N/A
June 30, 2024 (unaudited)	$75	$2,890	—	N/A
March 31, 2024 (unaudited)	$198	$2,230	—	N/A
December 31, 2023	$234	$1,980	—	N/A
September 30, 2023 (unaudited)	$192	$2,140	—	N/A
June 30, 2023 (unaudited)	$237	$2,010	—	N/A
December 31, 2022	$269	$2,030	—	N/A
December 31, 2021	—	—	—	N/A

Revolving Funding Facility
December 31, 2024	$420	$2,380	—	N/A
September 30, 2024 (unaudited)	$409	$2,510	—	N/A
June 30, 2024 (unaudited)	$389	$2,890	—	N/A
March 31, 2024 (unaudited)	$319	$2,230	—	N/A
December 31, 2023	$306	$1,980	—	N/A
September 30, 2023 (unaudited)	$306	$2,140	—	N/A
June 30, 2023 (unaudited)	$320	$2,010	—	N/A
December 31, 2022	$200	$2,030	—	N/A
December 31, 2021	—	—	—	N/A

Revolving Funding Facility II(5)
December 31, 2024	$113	$2,380	—	N/A
September 30, 2024 (unaudited)	$83	$2,510	—	N/A
June 30, 2024 (unaudited)	$83	$2,890	—	N/A
March 31, 2024 (unaudited)	$67	$2,230	—	N/A
December 31, 2023	$70	$1,980	—	N/A
September 30, 2023 (unaudited)	—	—	—	N/A
June 30, 2023 (unaudited)	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A

Class and Period	Total Amount Outstanding (1) ($ in millions)	Asset Coverage per Unit(2) ($ in millions)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Subscription Credit Agreement(6)
December 31, 2024	—	—	—	N/A
September 30, 2024 (unaudited)	—	—	—	N/A
June 30, 2024 (unaudited)	—	—	—	N/A
March 31, 2024 (unaudited)	—	—	—	N/A
December 31, 2023	$10.8	$1,980	—	N/A
September 30, 2023 (unaudited)	$25	$2,140	—	N/A
June 30, 2023 (unaudited)	$9	$2,010	—	N/A
December 31, 2022	$108	$2,030	—	N/A
December 31, 2021	$105	$2,170	—	N/A

Loan and Security Agreement (LSA)(7)
December 31, 2024	—	—	—	N/A
September 30, 2024 (unaudited)	—	—	—	N/A
June 30, 2024 (unaudited)	—	—	—	N/A
March 31, 2024 (unaudited)	—	—	—	N/A
December 31, 2023	—	—	—	N/A
September 30, 2023 (unaudited)	—	—	—	N/A
June 30, 2023 (unaudited)	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	$162	$2,170	—	N/A

Notes
December 31, 2024	$75	$2,380	—	N/A
September 30, 2024 (unaudited)	$75	$2,510	—	N/A
June 30, 2024 (unaudited)	$75	$2,890	—	N/A
March 31, 2024 (unaudited)	$75	$2,230	—	N/A
December 31, 2023	$75	$1,980	—	N/A
September 30, 2023 (unaudited)	$75	$2,140	—	N/A
June 30, 2023 (unaudited)	$75	$2,010	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A

(1)	Total amount of senior securities outstanding at the end of the period presented.

(2)	Asset coverage per unit is the ratio of the carrying value of our total assets, less all liabilities excluding indebtedness represented by senior securities in this table, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness and is calculated on a consolidated basis.

(3)	The amount to which such class of senior security would be entitled upon our involuntary liquidation in preference to any security junior to it.

(4)	Not applicable because the senior securities are not registered for public trading.

(5)	The Revolving Funding Facility II was entered into on December 22, 2023.

(6)	The Subscription Credit Agreement was terminated on April 1, 2024.

(7)	The Loan and Security Agreement (“LSA”) was terminated on February 18, 2022.

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

Investment Objective, Principal Strategy and Investment Structure

Kayne Anderson BDC, Inc. is a Delaware corporation that commenced operations on February 5, 2021. We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a BDC under the 1940 Act, as amended. In addition, for U.S. federal income tax purposes, we intend to qualify, annually, as a RIC under Subchapter M of the Code.

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

We intend to achieve our investment objective by investing primarily in first lien senior secured loans, with a secondary focus on unitranche and split-lien loans to middle market companies. Under normal market conditions, we expect at least 90% of our portfolio (including investments purchased with proceeds from borrowings under credit facilities and issuances of senior unsecured notes) to be invested in first lien senior secured, unitranche and split-lien loans. Our investment decisions are made on a case-by-case basis. We expect the remainder of our portfolio to be invested in second-lien loans, subordinated debt or equity securities (including those purchased in conjunction with other credit investments). We expect that a majority of these debt investments will be made in core middle market companies and will generally have stated maturities of three to six years. We expect that the loans in which we principally invest will be to companies that are located in the United States. We determine the location of a company as being in the United States by (i) such company being organized under the laws of one of the states in the United States; or (ii) during its most recent fiscal year, such company derived at least 50% of its revenues or profits from goods produced or sold, investments made, or services performed in the United States or has at least 50% of its assets in the United States.

The Advisor executes on our investment objective by (1) accessing the established loan sourcing channels developed by KAPC, which includes an extensive network of private equity firms, other middle market lenders, financial advisors, intermediaries and management teams, (2) selecting investments within our middle market company focus, (3) implementing KAPC’s underwriting process and (4) drawing upon its experience and resources and the broader Kayne Anderson network. KAPC was established in 2011 and manages (directly and through affiliates) assets under management (“AUM”) of approximately $7.1 billion related to middle market private credit as of December 31, 2024.

Recent Developments

On January 15, 2025, we paid a regular dividend of $0.40 per share to each common stockholder of record as of December 31, 2024. The total dividend was $28.4 million and, of this amount, $3.9 million was DRIP.

On February 5, 2025, we and KABDCF II entered into an amendment of our Revolving Funding Facility II (as defined below). Under the terms of the amendment, the lender increased its commitment from $150 million to $250 million and decreased the interest rate on borrowings outstanding from 3-month term SOFR plus 2.70% to 3-month term SOFR plus 2.25%. Additionally, the maturity date of the facility was extended one year to December 22, 2029. All other terms of the Revolving Funding Facility II remain substantially the same.

On February 13, 2025, we and KABDCF entered into an amendment of our Revolving Funding Facility (as defined below). Under the terms of the amendment, the lenders increased their commitments from $600 million to $675 million and decreased the interest rate on borrowings outstanding from daily SOFR plus 2.375% - 2.50%, depending upon the mix of loans, to daily SOFR plus 2.15%. Additionally, the maturity date of the facility was extended to February 13, 2030. All other terms of the Revolving Funding Facility remain substantially the same.

On February 14, 2025, we reduced the size of our Corporate Credit Facility from $475 million to $400 million. This commitment reduction was done in conjunction with the $75 million increase to our Revolving Funding Facility from $600 million to $675 million.

On February 19, 2025, our Board of Directors declared a regular dividend to common stockholders in the amount of $0.40 per share. The regular dividend of $0.40 per share will be paid on April 15, 2025 to stockholders of record as of the close of business on March 31, 2025, payable in cash or shares of our common stock pursuant to our Dividend Reinvestment Plan, as amended.

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

As of December 31, 2024, we had investments in 110 portfolio companies with an aggregate fair value of approximately $1,995 million, and unfunded commitments to these portfolio companies of $186 million, and our portfolio consisted of 98.0% first lien senior secured loans, 0.9% subordinated debt and 1.1% equity investments.

As of December 31, 2024, we held investments in broadly syndicated loans in 21 portfolio companies with an aggregate principal amount of $253 million. Our investments in broadly syndicated loans were made in anticipation of the receipt of proceeds from our final capital call and our IPO which closed during the second quarter of 2024. Prior to these investments, we had not held broadly syndicated loans since 2022. Consistent with our strategy at that time, we expect to rotate out of these investments over coming quarters to invest in private middle market loans consistent with our principal strategy. We have presented certain portfolio-related information below for our private middle market loans and broadly syndicated loans separately and on a combined basis for ease of reference.

As of December 31, 2024, 100% of our debt investments had floating interest rates. Our weighted average yields for debt investments were as follows:

●	private middle market loans at fair value and amortized cost weighted average yields were 11.1% and 11.3%, respectively

●	broadly syndicated loans at fair value and amortized cost weighted average yields were 7.1% and 7.1%, respectively; and

●	total debt investments at fair value and amortized cost weighted average yields were 10.6% and 10.7%, respectively

As of December 31, 2024, our portfolio was invested across 30 different industries (Global Industry Classification “GICS”, Level 3 – Industry). The largest industries in our portfolio as of December 31, 2024 were Trading Companies & Distributors, Commercial Services & Supplies, Food Products and Health Care Providers & Services, which represented, as a percentage of our portfolio of long-term investments, 15.1%, 11.7%, 10.0% and 8.4%, respectively, based on fair value. We are generalist investors and the mix of industries represented by our portfolio companies will vary over time.

As of December 31, 2024, our average position size based on commitment of private credit investments (at the portfolio company level) was $20.0 million.

As of December 31, 2024, the weighted average and median last twelve months (“LTM”) EBITDA of our portfolio companies were as follows:

●	private middle market loans were $58.1 million and $34.3 million, respectively, based on fair value[1]

●	broadly syndicated loans were $2,138.3 million and $1,306.7 million, respectively, based on fair value; and

●	total investments were $335.0 million and $39.6 million, respectively, based on fair value[1]

As of December 31, 2024, the weighted average loan-to-enterprise-value (“LTEV”) of our debt investments at the time of our initial investment was as follows:

●	private middle market loans was 43.0%, based on par[1]

●	broadly syndicated loans was 34.0%, based on par

●	total investments was 41.8%, based on par[1] ; and

●	LTEV represents the total par value of our debt investment relative to our estimate of the enterprise value of the underlying borrower

As of December 31, 2024, we had three debt investments on non-accrual status, which represented 1.3% and 1.6% of total debt investments at fair value and cost, respectively.

As of December 31, 2024, our portfolio companies’ weighted average leverage ratios and weighted average interest coverage ratios (the calculations of which are based on the most recent quarter end or latest available information from the portfolio companies) were as follows:

●	private middle market loans were 4.3x and 3.0x, respectively, based on fair value[1]

●	broadly syndicated loans were 3.2x and 4.2x, respectively, based on fair value; and

●	total investments were 4.2x and 3.1x, respectively, based on fair value[1]

As of December 31, 2024, the percentage of our debt investments including at least one financial maintenance covenant was as follows:

●	private middle market loans was 100.0% based on fair value[2]

●	broadly syndicated loans was 0%, based on fair value; and

●	total investments was 86.9%, based on fair value[2]

[1]	Excludes investments on watch list, which represent 3.5% of the total fair value of debt investments as of December 31, 2024.

[2]	Excludes opportunistic deals, which represent 1.9% of the total fair value of debt investments as of December 31, 2024.

Listed below are our top ten portfolio companies and industries represented as a percentage of total long-term investments as of December 31, 2024:

Portfolio Company		Industry	Fair Value ($ in millions)	Percentage of long-term investments
1	Silk Holdings III Corp. (Suave)	Personal care products	$41.0	2.0%
2	Dusk Acquisition II Corporation (Motors & Armatures, Inc. – MARS)	Trading companies & distributors	$39.9	2.0%
3	BR PJK Produce, LLC (Keany)	Food products	$39.5	2.0%
4	M2S Group Intermediate Holdings, Inc.	Containers & packaging	$37.7	1.9%
5	American Equipment Holdings LLC	Commercial services & supplies	$37.3	1.9%
6	Vitesse Systems Parent, LLC	Aerospace & defense	$35.5	1.8%
7	IF&P Foods, LLC (FreshEdge)	Food products	$35.1	1.7%
8	AIDC Intermediate Co 2, LLC (Peak Technologies)	Trading companies & distributors	$34.1	1.7%
9	Genuine Cable Group, LLC	Trading companies & distributors	$34.1	1.7%
10	Improving Acquisition LLC	IT services	$33.6	1.7%
			$367.8	18.4%

Our investment activity for the years ended December 31, 2024 and 2023 is presented below (information presented herein is at par value unless otherwise indicated).

	For the years ended December 31,
	2024 ($ in millions)	2023 ($ in millions)

New investments:
Gross new investments commitments	$1,043.9	$329.2
Less: investment commitments sold down, exited or repaid(1)	(371.3)	(123.0)
Net investment commitments	$672.6	206.2

Principal amount of investments funded(2):
Private credit investments	$673.0	$404.2
Broadly syndicated loans	328.1	-
Preferred equity investments	-	-
Common equity investments	3.8	0.6
Total principal amount of investments funded	$1,004.9	$404.8

Principal amount of investments sold / repaid (2):
Private credit investments	$(294.8)	$(196.6)
Broadly syndicated loans	(74.7)	-
Common equity investments	(0.3)	-
Total principal amount of investments sold or repaid	$(369.8)	$(196.6)

Number of new private credit investment commitments	61	43
Average new private credit investment commitment amount	$11.7	$7.7
Number of new broadly syndicated loan commitments	26	-
Average new broadly syndicated loan commitment amount	$12.6	$-
Weighted average maturity for new investment commitments(3)	4.3 years	3.9 years
Percentage of new debt investment commitments at floating rates	100.0%	100.0%
Percentage of new debt investment commitments at fixed rates	0.0%	0.0%
Weighted average interest rate of new private credit investment commitments(4)	10.1%	11.7%
Weighted average interest rate of new broadly syndicated loan commitments(4)	7.4%	-
Weighted average interest rate on investments sold or paid down(5)	10.8%	11.9%

(1)	Does not include repayments on revolving loans, which may be redrawn.
(2)	Does not include restructured activity. For common equity investments, amount represents cost.
(3)	For undrawn delayed draw term loans, the maturity date used is that of the associated term loan.
(4)	Based on the rate in effect at December 31st of each year per our Consolidated Schedule of Investments for new commitments entered into during the year.
(5)	Based on the underlying rate if still held at December 31st of each year. For those investments sold or paid down in full during the year, based on the rate in effect at the time of sale or paid down.

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

The table below sets forth our fair value of debt investments and number of portfolio companies, including percentage of each total, that are on watch list as of December 31, 2024 and 2023. This table excludes equity investments.

As of December 31, 2024				As of December 31, 2023
Fair Value ($ in millions)%		Number of Companies	%	Fair Value ($ in millions)%		Number of Companies	%
$69.4	3.5%	5	4.5%	$74.0	5.5%	5	6.6%

We use Global Industry Classification Standards (GICS), Level 3 – Industry, for classifying the industry groupings of our portfolio companies. The table below describes long-term investments by industry composition based on fair value as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023

Trading companies & distributors	15.1%	15.3%
Commercial services & supplies	11.7%	9.4%
Food products	10.0%	11.5%
Health care providers & services	8.4%	7.4%
Containers & packaging	7.5%	7.2%
Professional services	4.7%	4.5%
Aerospace & defense	4.4%	6.3%
Machinery	3.7%	3.8%
Personal care products	3.7%	3.0%
Automobile components	3.6%	2.0%
Leisure products	3.2%	3.3%
Building products	2.3%	2.0%
Textiles, apparel & luxury goods	2.1%	3.3%
Specialty retail	2.1%	0.7%
Insurance	2.0%	2.2%
Pharmaceuticals	1.8%	0.5%
IT services	1.7%	3.8%
Diversified telecommunication services	1.5%	0.4%
Wireless telecommunication services	1.5%	2.1%
Health care equipment & supplies	1.4%	1.5%
Hotels, restaurants & leisure	1.4%	-%
Chemicals	1.1%	3.1%
Household durables	1.0%	1.5%
Media	0.8%	-%
Household products	0.8%	1.2%
Construction materials	0.7%	-%
Biotechnology	0.6%	0.9%
Semiconductors & semiconductor equipment	0.6%	-%
Electrical equipment	0.5%	-%
Diversified consumer services	0.1%	-%
Software	-%	2.5%
Capital markets	-%	0.6%
	100.0%	100.0%

Results of Operations

The comparison for the years ended December 31, 2023 and 2022 can be found in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K for the fiscal year ended December 31, 2023.

For the years ended December 31, 2024 and 2023, our total investment income was derived from our portfolio of investments.

The following table represents the operating results for the years ended December 31, 2024 and 2023.

	For the years ended December 31,
	2024	2023
	($ in millions)	($ in millions)
Total investment income	$213.1	$161.0
Less: Net expenses	(83.8)	(76.2)
Net investment income	129.3	84.8
Net realized gains (losses) on investments	0.5	(10.7)
Net change in unrealized gains (losses) on investments	2.8	2.9
Deferred income tax expense	(0.7)	-

Net increase (decrease) in net assets resulting from operations	$131.9	$77.0

Investment Income

Investment income for the years ended December 31, 2024 and 2023 totaled $213.1 million and $161.0 million, respectively, and consisted primarily of interest income on our debt investments. For the years ended December 31, 2024 and 2023, we had $2.7 million and $1.7 million, respectively, of PIK interest included in interest income. As of December 31, 2024, we had three debt investments on non-accrual status. As of December 31, 2023, we had one debt investment on non-accrual status.

Expenses

Operating expenses for the years ended December 31, 2024 and 2023, were as follows:

	For the years ended December 31,
	2024	2023
	($ in millions)	($ in millions)
Interest and debt financing expenses	$61.5	$52.3
Management fees	17.5	11.4
Incentive fees	17.4	9.4
Directors fees	0.6	0.6
Excise taxes	0.8	0.1
Other operating expenses	3.7	2.4
Total expenses	101.5	76.2
Management fee waiver (Note 3)	(2.9)	-
Incentive fee waiver (Note 3)	(14.8)	-
Net expenses	$83.8	$76.2

Net Realized Gains (Losses) on Investments

During the year ended December 31, 2024, we had realized gains of $0.5 million on our investments. In November 2023, we completed a restructure of our investment in Arborworks Acquisition LLC whereby the existing term loan and revolver were restructured to a new term loan and preferred and common equity.  The Company recognized a $10.7 million realized loss due to the debt restructure.

Net Unrealized Gains (Losses) on Investments

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the years ended December 31, 2024 and 2023, net unrealized gains (losses) on our investment portfolio were comprised of the following:

	For the years ended December 31,
	2024	2023
	($ in millions)	($ in millions)
Unrealized gains on investments	$19.2	$13.4
Unrealized (losses) on investments	(16.4)	(10.5)
Net change in unrealized gains (losses) on investments	$2.8	$2.9

For these years ended December 31, 2024 and 2023, the top five largest contributors to the change in unrealized gains and change in unrealized losses on investments are presented in the following tables.

For the year ended
December 31, 2024
($ in millions)
Portfolio Company
Arborworks Acquisition LLC	$1.8
M2S Group Intermediate Holdings, Inc.	1.3
American Soccer Company, Incorporated (SCORE)	1.1
CCFF Buyer, LLC (California Custom Fruits & Flavors, LLC)	1.0
WAM CR Acquisition, Inc. (Wolverine)	0.9
Other portfolio companies unrealized gains	13.1
Other portfolio companies unrealized (losses)	(9.0)
LSL Industries, LLC (LSL Healthcare)	(0.6)
Gulf Pacific Holdings, LLC	(0.7)
Siegel Egg Co., LLC	(1.6)
Trademark Global LLC(1)	(2.0)
Sundance Holdings Group, LLC	(2.5)
Total Change in Unrealized Gain (Loss), net	$2.8

(1)	Portfolio company is non-controlled affiliated investment.

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

We finance our investments with leverage in the form of borrowings under credit facilities and issuances of senior unsecured notes. We also intend to further borrow under credit facilities and/or issue senior unsecured notes in the future in order to finance our investments. In accordance with the 1940 Act, we are required to meet a coverage ratio of total assets (less total liabilities other than indebtedness) to total borrowings and other senior securities (and any preferred stock that we may issue in the future) of at least 150%. If this ratio declines below 150%, we cannot incur additional leverage and could be required to sell a portion of our investments to repay some leverage when it is disadvantageous to do so. As of December 31, 2024 and December 31, 2023, our asset coverage ratios were 238% and 198%, respectively. We currently intend to target asset coverage of 200% to 180% (which equates to a debt-to-equity ratio of 1.0x to 1.25x) but may alter this target based on market conditions.

Over the next twelve months, we expect that cash and cash equivalents, taken together with our available capacity under our credit facilities, will be sufficient to conduct anticipated investment activities. Beyond twelve months, we expect that our cash and liquidity needs will continue to be met by cash generated from our ongoing operations as well as financing activities.

As of December 31, 2024, we had $75 million Notes outstanding, $783 million borrowed under our credit facilities and cash and cash equivalents of $71.1 million (including short-term investments). As of that date, we had $442 million of undrawn commitments available on our credit facilities (subject to borrowing base restrictions and other conditions). As of February 21, 2025, we had $75 million Notes outstanding, $882.5 million borrowed under our credit facilities and cash and cash equivalents of $12.3 million (including short-term investments).

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

Senior Unsecured Notes

As of December 31, 2024, we have $75 million of senior unsecured notes outstanding, with $25 million of 8.65% Series A Notes due June 2027 (the “Series A Notes”) and $50 million of 8.74% Series B Notes due June 2028 (the “Series B Notes”, and collectively with the Series A Notes, the “Notes”).

Credit Facilities

Corporate Credit Facility: We are party to a senior secured revolving credit facility (the “Corporate Credit Facility”), that has a total commitment of $400 million with a maturity date of November 22, 2029. The facility’s commitment termination date and the final maturity date are November 22, 2028 and November 22, 2029, respectively. The Corporate Credit Facility also provided for a feature that allows us, under certain circumstances, to increase the overall size of the Corporate Credit Facility to a maximum of $600 million. The interest rate on the Corporate Credit Facility is equal to Term SOFR (a forward-looking rate based on SOFR futures) plus an applicable spread of 2.10% per annum or an “alternate base rate” (as defined in the agreements governing the Corporate Credit Facility) plus an applicable spread of 1.00%. We are also required to pay a commitment fee of 0.375% per annum on any unused portion of the Corporate Credit Facility.

Revolving Funding Facility: We and our wholly owned, special purpose financing subsidiary, Kayne Anderson BDC Financing, LLC (“KABDCF”), are party to a senior secured revolving funding facility (the “Revolving Funding Facility”). We and KABDCF have a commitment of $675 million. The Revolving Funding Facility is secured by all of the assets held by, and the membership interest in, KABDCF. The end of the reinvestment period is April 2, 2027 and the maturity date is February 13, 2030. The interest rate on the Revolving Funding Facility is daily SOFR plus 2.15% per annum.

KABDCF is also required to pay a commitment fee of between 0.50% and 1.50% per annum depending on the size of the unused portion of the Revolving Funding Facility.

Revolving Funding Facility II: We and our wholly owned, special purpose financing subsidiary, Kayne Anderson BDC Financing II, LLC (“KABDCF II”), are party to a senior secured revolving credit facility (the “Revolving Funding Facility II”). The Revolving Funding Facility II has an initial commitment of $250 million which, under certain circumstances, can be increased up to $500 million. The Revolving Funding Facility II is secured by all of the assets held by KABDCF II and we have agreed that it will not grant or allow a lien on the membership interest of KABDCF II. The end of the reinvestment period and the stated maturity date for the Revolving Funding Facility II are December 22, 2026, and December 22, 2029, respectively. The interest rate on the Revolving Funding Facility II is equal to 3-month term SOFR plus 2.25% per annum. KABDCF II is also required to pay a commitment fee of 0.75%.

Contractual Obligations

A summary of our significant contractual principal payment obligations related to the repayment of our outstanding indebtedness at December 31, 2024 is as follows:

	Payments Due by Period ($ in millions)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Senior Unsecured Notes	$75.0	$-	$25.0	$50.0	$-
Corporate Credit Facility	250.0	-	-	250.0	-
Revolving Funding Facility	420.0	-	-	420.0	-
Revolving Funding Facility II	113.0	-	-	113.0	-
Total contractual obligations	$858.0	$-	$25.0	$833.0	$-

Off-Balance Sheet Arrangements

As of December 31, 2024 and 2023, we had an aggregate $186.3 million and $147.9 million, respectively, of unfunded commitments to provide debt financing to our portfolio companies. Such commitments are generally subject to the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in our financial statements. Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not have any other off-balance sheet financings or liabilities.

Critical Accounting Estimates

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies, including those relating to the valuation of our investment portfolio, are described below. The critical accounting policies should be read in conjunction with our risk factors in this Annual Report. See Note 2 to our consolidated financial statements for the years ended December 31, 2024 and 2023, for more information on our critical accounting policies.

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

Non-Traded Investments (Level 3)

Investments that are privately issued or otherwise restricted as to resale, as well as any security for which (a) reliable market quotations are not available in the judgment of our Advisor, or (b) the independent pricing service or independent broker does not provide prices or provides a price that in the judgment of our Advisor is stale or does not represent fair value, shall each be valued in a manner that most fairly reflects fair value of the security on the valuation date. We expect that a significant majority of our investments will be Level 3 investments. Unless otherwise determined by the Advisor, the following valuation process is used for our Level 3 investments:

●	Valuation Designee. The applicable investments will be valued no less frequently than quarterly by the Advisor, with new investments valued at the time such investment was made. The value of each Level 3 investment will be initially reviewed by the persons responsible for such portfolio company or investment. The Advisor will use a standardized template designed to approximate fair market value based on observable market inputs, updated credit statistics and unobservable inputs to determine a preliminary value. The Advisor will specify the titles of the persons responsible for determining the fair value of the Company’s investments, including by specifying the particular functions for which they are responsible, and will reasonably segregate fair value determinations from the portfolio management of the Company such that the portfolio manager(s) may not determine, or effectively determine by exerting substantial influence on, the fair values ascribed to portfolio investments.

●	Valuation Firm. Quarterly, a third-party valuation firm engaged by the Advisor reviews the valuation methodologies and calculations employed for each of the Company’s investments that the Advisor has placed on the “watch list” and approximately 25% of the Company’s remaining investments. The third-party valuation firm will review and independently value all of the Level 3 investments at least once per year, on a rolling twelve-month basis. The quarterly report issued by the third-party valuation firm will provide positive assurance on the fair values of the investments reviewed.

●	Oversight. The Board has appointed the Advisor as the valuation designee for the Company for purposes of making determinations of fair value as permitted by Rule 2a-5 under the 1940 Act. The Audit Committee shall aid the Board in overseeing the Advisor’s fair valuation of securities that are not publicly traded or for which current market values are not readily available. The Audit Committee shall meet quarterly to review the fair value determinations, processes and written reports of the Advisor as part of the Board’s oversight responsibilities.

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

Related Party Transactions

Investment Advisory Agreement. On February 5, 2021, we entered into the Investment Advisory Agreement with our Advisor. In addition, on March 6, 2024, the Board approved an amended and restated investment advisory agreement (the “Amended Investment Advisory Agreement”) and a fee waiver agreement (the “Fee Waiver Agreement”) between the Company and the Advisor, which became effective upon the completion of the initial public offering of shares of common stock on May 24, 2024 (the “IPO Date”). On February 19, 2025, the Board approved an additional one-year term of the Investment Advisory Agreement from March 15, 2025 to March 15, 2026.

For services rendered under the Investment Advisory Agreement, we pay a base management fee quarterly in arrears to our Advisor based on the of the fair market value of our investments including, in each case, assets purchased with borrowings under our credit facilities and issuances of senior unsecured notes, but excluding cash, U.S. government securities and commercial paper instruments maturing within one year of purchase. We also pay an incentive fee on income and an incentive fee on capital gains to our Advisor.

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

Administration Agreement. On February 5, 2021, we entered into the Administration Agreement with our Advisor, which serves as our Administrator and provides or oversees the performance of its required administrative services and professional services rendered by others, which include (but are not limited to) accounting, payment of our expenses, legal, compliance, operations, technology and investor relations, preparation and filing of its tax returns, and preparation of financial reports provided to its stockholders and filed with the SEC. On February 19, 2025, the Board approved an additional one-year term of the Administration Agreement through March 15, 2026.

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

Since the inception of the Company, the Administrator has engaged sub-administrators to assist the Administrator in performing certain of its administrative duties. During this period, the Administrator has not sought reimbursement of its expenses other than expenses incurred by the sub-administrators. The Administrator has engaged Ultimus Fund Solutions, LLC under a sub-administration agreement. Under the terms of the sub-administration agreement, Ultimus Fund Solutions, LLC provides fund administration and fund accounting services. The Company pays fees to Ultimus Fund Solutions, LLC, which constitute reimbursable expenses under the Administration Agreement. The Administrator may enter into additional sub-administration agreements with third parties to perform other administrative and professional services on behalf of the Administrator.

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

Assuming that the consolidated statement of assets and liabilities as of December 31, 2024 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact ($ in millions) of hypothetical base rate changes in interest rate (considering interest rate floors for floating rate instruments). We do not include our debt investments on non-accrual status and non-incoming producing as of December 31, 2024 in this calculation.

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 200 basis points	$(39.1)	$(15.7)	$(23.4)
Down 100 basis points	$(19.5)	$(7.8)	$(11.7)
Up 100 basis points	$19.5	$7.8	$11.7
Up 200 basis points	$39.1	$15.7	$23.4

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Kayne Anderson BDC, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedule of investments, of Kayne Anderson BDC, Inc. and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of operations, of changes in net assets and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

We have also previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of assets and liabilities, including the consolidated schedules of investments, of the Company as of December 31, 2022 and 2021, and the related consolidated statements of operations, changes in net assets and cash flows for the year ended December 31, 2021 (none of which are presented herein), and we expressed unqualified opinions on those consolidated financial statements. In our opinion, the information set forth in the Senior Securities table of the Company for each of the four years in the period ended December 31, 2024 is fairly stated, in all material respects, in relation to the consolidated financial statements from which it has been derived.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2024 and 2023 by correspondence with the custodian and transfer agent. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Level 3 Debt Investments

As described in Note 5 to the consolidated financial statements, the Company held $1.74 billion of total level 3 investments at fair value as of December 31, 2024, with debt investments representing approximately $1.72 billion of this total. The fair values of the level 3 debt investments were determined by management using a discounted cash flow analysis and inputs that are unobservable and reflect management’s judgments about assumptions that market participants would use to determine a current transaction price. The significant unobservable input in the discounted cash flow analysis is the discount rate.

The principal considerations for our determination that performing procedures relating to the valuation of level 3 debt investments is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the level 3 debt investments; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to management’s significant unobservable inputs related to the discount rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of level 3 debt investments, including controls over the development of significant unobservable inputs related to discount rates. These procedures also included, among others, testing the completeness, accuracy, and reliability of the underlying data and either (i) testing management’s process for developing the fair value estimate of the level 3 debt investments, as well as the involvement of professionals with specialized skill and knowledge to assist in (a) evaluating the appropriateness of the discounted cash flow analysis and (b) evaluating the reasonableness of the significant unobservable inputs used by management related to the discount rates; or (ii) the involvement of professionals with specialized skill and knowledge to assist in evaluating the external market and industry data used in the discounted cash flow analysis and the reasonableness of management’s estimate by developing an independent fair value estimate range for level 3 debt investments using independently determined significant unobservable inputs for the discount rates and comparing the independent fair value estimate range to management’s estimates.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California

March 3, 2025

We have served as the auditor of one or more investment companies in Kayne Anderson Funds Family since 2004.

Kayne Anderson BDC, Inc.

Consolidated Statements of Assets and Liabilities

(amounts in 000’s, except share and per share amounts)

	December 31, 2024	December 31, 2023
Assets:
Investments, at fair value:
Non-controlled, non-affiliated Investments (amortized cost of $1,956,617 and $1,343,223)	$1,982,947	$1,363,498
Non-controlled, affiliated investments (amortized cost of $15,438 and $0, respectively)	12,196	-
Short-term investments (amortized cost of $48,683 and $12,802)	48,683	12,802
Cash and cash equivalents	22,375	34,069
Receivable for principal payments on investments	540	104
Interest receivable	14,965	12,874
Prepaid expenses and other assets	958	319
Total Assets	$2,082,664	$1,423,666

Liabilities:
Corporate Credit Facility (Note 6)	$250,000	$234,000
Unamortized Corporate Credit Facility issuance costs	(3,235)	(1,715)
Revolving Funding Facility (Note 6)	420,000	306,000
Unamortized Revolving Funding Facility issuance costs	(4,746)	(2,019)
Revolving Funding Facility II (Note 6)	113,000	70,000
Unamortized Revolving Funding Facility II issuance costs	(1,251)	(1,805)
Subscription Credit Agreement (Note 6)	-	10,750
Unamortized Subscription Credit Facility issuance costs	-	(41)
Notes (Note 6)	75,000	75,000
Unamortized notes issuance costs	(643)	(851)
Distributions payable	28,424	22,050
Management fee payable (Note 3)	3,712	2,996
Incentive fee payable (Note 3)	-	14,195
Accrued expenses and other liabilities	15,236	11,949
Accrued excise tax expense	825	101
Total Liabilities	$896,322	$740,610

Commitments and contingencies (Note 8)

Net Assets:
Common Shares, $0.001 par value; 100,000,000 shares authorized; 71,059,689 and 41,603,666 as of December 31, 2024 and December 31, 2023, respectively, issued and outstanding	$71	$42
Additional paid-in capital	1,152,396	669,990
Total distributable earnings (deficit)	33,875	13,024
Total Net Assets	$1,186,342	$683,056
Total Liabilities and Net Assets	$2,082,664	$1,423,666
Net Asset Value Per Common Share	$16.70	$16.42

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Statements of Operations

(amounts in 000’s, except share and per share amounts)

	For the years ended December 31,
	2024	2023	2022
Income:
Investment income from investments:
Interest income from non-controlled, non-affiliated investments	$210,884	$160,433	$74,829
Interest income from non-controlled, affiliated investments	754	-	-
Dividend income	1,468	571	-
Total Investment Income	213,106	161,004	74,829

Expenses:
Management fees	17,487	11,433	7,147
Incentive fees	17,449	9,433	4,698
Interest expense	61,516	52,314	20,292
Professional fees	1,503	691	645
Directors fees	621	611	460
Offering costs	-	-	29
Excise tax	817	101	-
Other general and administrative expenses	2,159	1,604	1,379
Total Expenses	101,552	76,187	34,650
Less: Management fee waiver (Note 3)	(2,900)	-	-
Less: Incentive fee waiver (Note 3)	(14,818)	-	-
Net expenses	83,834	76,187	34,650
Net Investment Income (Loss)	129,272	84,817	40,179

Realized and unrealized gains (losses) on investments
Net realized gains (losses):
Non-controlled, non-affiliated investments	570	(10,686)	84
Total net realized gains (losses)	570	(10,686)	84
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	4,783	2,944	5,502
Non-controlled, affiliated investments	(1,968)	-	-
Deferred income tax expense	(717)	-	-
Total net change in unrealized gains (losses)	2,098	2,944	5,502
Total realized and unrealized gains (losses)	2,668	(7,742)	5,586

Net Increase (Decrease) in Net Assets Resulting from Operations	$131,940	$77,075	$45,765

Per Common Share Data:
Basic and diluted net investment income per common share	$2.03	$2.16	$1.48
Basic and diluted net increase in net assets resulting from operations	$2.07	$1.96	$1.68
Weighted Average Common Shares Outstanding - Basic and Diluted	63,762,377	39,250,232	27,184,302

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Statements of Changes in Net Assets

(amounts in 000’s)

	For the years ended December 31,
	2024	2023	2022
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$129,272	$84,817	$40,179
Net realized gains (losses) on investments	570	(10,686)	84
Net change in unrealized gains (losses) on investments, net of tax	2,098	2,944	5,502
Net Increase (Decrease) in Net Assets Resulting from Operations	131,940	77,075	45,765

Decrease in Net Assets Resulting from Stockholder Dividends
Dividends to stockholders	(111,908)	(81,617)	(39,553)
Net Decrease in Net Assets Resulting from Stockholder Dividends	(111,908)	(81,617)	(39,553)

Increase in Net Assets Resulting from Capital Share Transactions
Issuance of common shares, net of underwriting and offering costs	480,997	90,575	268,218
Common stock purchased under the share repurchase program	(1,525)	-	-
Reinvestment of dividends	3,782	4,982	5,642
Net Increase in Net Assets Resulting from Capital Share Transactions	483,254	95,557	273,860
Total Increase (Decrease) in Net Assets	503,286	91,015	280,072
Net Assets, Beginning of Period	683,056	592,041	311,969
Net Assets, End of Period	$1,186,342	$683,056	$592,041

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Statements of Cash Flows

(amounts in 000’s)

	For the years ended December 31,
	2024	2023	2022

Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$131,940	$77,075	$45,765
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized (gains)/losses on investments	(570)	10,686	(84)
Net change in unrealized (gains)/losses on investments	(2,815)	(2,944)	(5,502)
Net accretion of discount on investments	(12,472)	(9,777)	(4,819)
Sales (purchases) of short-term investments, net	(35,881)	(2,955)	(6,173)
Purchases of portfolio investments	(983,505)	(391,341)	(718,236)
Proceeds from sales of investments and principal repayments	370,423	196,649	142,118
Paid-in-kind interest from portfolio investments	(2,706)	(1,652)	(151)
Amortization of deferred financing cost	3,718	2,694	2,122
Increase/(decrease) in operating assets and liabilities:
(Increase)/decrease in interest and dividends receivable	(2,091)	(2,430)	(8,311)
(Increase)/decrease in deferred offering costs	-	-	29
(Increase)/decrease in receivable for principal payments on investments	(436)	7	(111)
Increase/(decrease) in excise tax payable	724	101	-
(Increase)/decrease in prepaid expenses and other assets	(639)	28	(199)
Increase/(decrease) in payable for investments purchased	-	(956)	956
Increase/(decrease) in management fees payable	716	581	1,463
Increase/(decrease) in incentive fee payable	(14,195)	9,433	4,697
Increase/(decrease) in accrued organizational and offering costs, net	-	-	(6)
Increase/(decrease) in accrued expenses and other liabilities	3,287	4,748	4,672
Net cash used in operating activities	(544,502)	(110,053)	(541,770)
Cash Flows from Financing Activities:
Borrowings/(payments) on Corporate Credit Facility, net	16,000	(35,000)	269,000
Borrowings on Revolving Funding Facility, net	114,000	106,000	200,000
Borrowings on Revolving Funding Facility II, net	43,000	70,000	-
(Payments)/Borrowings on Loan and Security Agreement, net	-	-	(162,000)
Borrowings/(payments) on Subscription Credit Agreement, net	(10,750)	(97,250)	3,000
Payments of debt issuance costs	(7,162)	(3,716)	(6,859)
Dividends paid in cash	(101,752)	(70,013)	(23,098)
Proceeds from issuance of common shares, net of underwriting & offering costs	480,997	90,575	268,218
Proceeds from issuance of Notes	-	75,000	-
Repurchase of common shares	(1,525)	-	-
Net cash provided by financing activities	532,808	135,596	548,261
Net increase (decrease) in cash and cash equivalents	(11,694)	25,543	6,491
Cash and cash equivalents, beginning of period	34,069	8,526	2,035
Cash and cash equivalents, end of period	$22,375	$34,069	$8,526

Supplemental and Non-Cash Information:
Interest paid during the period	$55,014	$44,384	$14,211
Non-cash financing activities not included herein consisted of reinvestment of dividends	$3,782	$4,982	$5,642

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of December 31, 2024

(amounts in 000’s, except number of shares, units)

Portfolio Company	Footnotes (1)(2)	Investment (3)	Interest Rate	Spread	PIK Rate	Reference(4)	Maturity Date	Principal / Par	Amortized Cost(5)	Fair Value	Percentage of Net Assets
Debt and Equity Investments
Debt Investments
Aerospace & defense
Basel U.S. Acquisition Co., Inc. (IAC)	(6)	First lien senior secured loan	9.94%	5.50%	-	SOFR(Q)	12/5/2028	$18,308	$17,978	$18,570	1.6%
		First lien senior secured loan	9.94%	5.50%	-	SOFR(Q)	12/5/2028	3,697	3,612	3,750	0.3%
		First lien senior secured delayed draw loan	9.94%	5.50%	-	SOFR(Q)	7/8/2026	-	-	-	0.0%
		First lien senior secured revolving loan	9.94%	5.50%	-	SOFR(Q)	12/5/2028	-	-	-	0.0%
Fastener Distribution Holdings, LLC		First lien senior secured loan	9.31%	4.75%	-	SOFR(Q)	11/4/2031	20,067	19,870	20,067	1.7%
		First lien senior secured delayed draw loan	9.31%	4.75%	-	SOFR(S)	11/4/2031	-	-	-	0.0%
TransDigm Inc	(8)	First lien senior secured loan	6.83%	2.50%	-	SOFR(Q)	2/28/2031	10,010	10,055	10,023	0.8%
Vitesse Systems Parent, LLC		First lien senior secured loan	11.47%	7.00%	-	SOFR(M)	12/22/2028	30,896	30,249	30,819	2.6%
		First lien senior secured revolving loan	11.56%	7.00%	-	SOFR(M)	12/22/2028	4,679	4,578	4,667	0.4%
								87,657	86,342	87,896	7.4%
Automobile components
Clarios Global LP	(6)(8)	First lien senior secured loan	6.86%	2.50%	-	SOFR(M)	5/6/2030	10,060	10,098	10,090	0.8%
Speedstar Holding LLC		First lien senior secured loan	10.59%	6.00%	-	SOFR(Q)	7/22/2027	6,100	6,040	6,131	0.5%
		First lien senior secured delayed draw loan	10.59%	6.00%	-	SOFR(Q)	7/22/2027	666	650	669	0.1%
Vehicle Accessories, Inc.		First lien senior secured loan	9.72%	5.25%	-	SOFR(M)	11/30/2026	26,424	26,179	26,424	2.2%
		First lien senior secured revolving loan	9.72%	5.25%	-	SOFR(M)	11/30/2026	-	-	-	0.0%
WAM CR Acquisition, Inc. (Wolverine)		First lien senior secured loan	10.58%	6.25%	-	SOFR(Q)	7/23/2029	26,830	26,327	27,232	2.3%
								70,080	69,294	70,546	5.9%
Biotechnology
Alcami Corporation (Alcami)		First lien senior secured delayed draw loan	11.55%	7.00%	-	SOFR(M)	12/21/2028	846	846	855	0.1%
		First lien senior secured revolving loan	11.44%	7.00%	-	SOFR(M)	12/21/2028	117	81	119	0.0%
		First lien senior secured loan	11.66%	7.00%	-	SOFR(Q)	12/21/2028	11,501	11,213	11,616	1.0%
								12,464	12,140	12,590	1.1%
Building products
Eastern Wholesale Fence, LLC		First lien senior secured loan	12.74%	8.00%	-	SOFR(Q)	10/30/2025	2,828	2,804	2,828	0.2%
		First lien senior secured loan	12.74%	8.00%	-	SOFR(Q)	10/30/2025	15,678	15,468	15,678	1.3%
		First lien senior secured revolving loan	12.74%	8.00%	-	SOFR(Q)	10/30/2025	1,077	1,074	1,077	0.1%
Ruff Roofers Buyer, LLC		First lien senior secured loan	9.86%	5.50%	-	SOFR(M)	11/17/2029	7,115	6,880	7,115	0.6%
		First lien senior secured revolving loan	10.11%	5.75%	-	SOFR(M)	11/17/2029	-	-	-	0.0%
		First lien senior secured delayed draw loan	10.11%	5.75%	-	SOFR(M)	11/17/2029	3,818	3,782	3,818	0.3%
US Anchors Group, Inc. (Mechanical Plastics Corp.)		First lien senior secured loan	9.33%	5.00%	-	SOFR(Q)	7/15/2029	14,109	13,800	14,109	1.2%
		First lien senior secured revolving loan	9.33%	5.00%	-	SOFR(Q)	7/15/2029	-	-	-	0.0%
								44,625	43,808	44,625	3.7%
Chemicals
Fralock Buyer LLC		First lien senior secured loan	10.75%	6.00%	0.50%	SOFR(Q)	3/31/2025	9,286	9,278	9,263	0.8%
		First lien senior secured loan	10.75%	6.00%	0.50%	SOFR(Q)	3/31/2025	2,388	2,385	2,382	0.2%
		First lien senior secured revolving loan	10.83%	6.00%	0.50%	SOFR(Q)	3/31/2025	749	747	747	0.1%
Nouryon USA, LLC (f/k/a AkzoNobel Specialty Chemicals)	(8)	First lien senior secured loan	7.66%	3.25%	-	SOFR(Q)	4/3/2028	9,854	9,904	9,913	0.8%
								22,277	22,314	22,305	1.9%
Commercial services & supplies
Advanced Environmental Monitoring	(7)	First lien senior secured loan	10.41%	5.75%	-	SOFR(Q)	1/29/2027	3,651	3,588	3,651	0.3%
		First lien senior secured loan	10.23%	5.75%	-	SOFR(Q)	1/29/2026	7,372	7,266	7,372	0.6%
		First lien senior secured loan	10.23%	5.75%	-	SOFR(Q)	1/29/2026	2,787	2,787	2,787	0.2%
Alight Solutions (Tempo Acquisition LLC)	(8)	First lien senior secured loan	6.61%	2.25%	-	SOFR(M)	8/31/2028	8,185	8,213	8,210	0.7%
Allentown, LLC		First lien senior secured loan	11.66%	6.00%	1.00%	SOFR(Q)	4/22/2027	7,584	7,474	7,318	0.6%
		First lien senior secured delayed draw loan	11.66%	6.00%	1.00%	SOFR(Q)	4/22/2027	1,370	1,346	1,322	0.1%
		First lien senior secured revolving loan	12.50%	5.00%	-	PRIME	4/22/2027	367	357	354	0.0%

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of December 31, 2024

(amounts in 000’s, except number of shares, units)

Portfolio Company	Footnotes (1)(2)	Investment (3)	Interest Rate	Spread	PIK Rate	Reference(4)	Maturity Date	Principal / Par	Amortized Cost(5)	Fair Value	Percentage of Net Assets
American Equipment Holdings LLC		First lien senior secured loan	10.67%	6.00%	-	SOFR(M)	11/5/2026	16,057	15,908	16,057	1.4%
		First lien senior secured loan	10.67%	6.00%	-	SOFR(M)	11/5/2026	1,720	1,706	1,720	0.2%
		First lien senior secured loan	10.56%	6.00%	-	SOFR(M)	11/5/2026	2,064	2,044	2,064	0.2%
		First lien senior secured loan	10.45%	6.00%	-	SOFR(M)	11/5/2026	561	558	561	0.1%
		First lien senior secured loan	10.50%	6.00%	-	SOFR(M)	11/5/2026	2,626	2,588	2,626	0.2%
		First lien senior secured delayed draw loan	10.67%	6.00%	-	SOFR(M)	11/5/2026	6,176	6,110	6,176	0.5%
		First lien senior secured delayed draw loan	10.60%	6.00%	-	SOFR(M)	11/5/2026	4,919	4,878	4,919	0.4%
		First lien senior secured revolving loan	10.49%	6.00%	-	SOFR(M)	11/5/2026	2,557	2,481	2,557	0.2%
Arborworks Acquisition LLC	(9)(10)	First lien senior secured loan	-	-	-	-	11/6/2028	4,688	4,688	4,688	0.4%
		First lien senior secured revolving loan	-	-	-	-	11/6/2028	948	948	948	0.1%
Bloomington Holdco, LLC (BW Fusion)		First lien senior secured revolving loan	10.05%	5.50%	-	SOFR(Q)	5/1/2030	21,248	20,830	21,248	1.8%
		First lien senior secured loan	10.05%	5.50%	-	SOFR(Q)	5/1/2030	3,612	3,417	3,612	0.3%
BLP Buyer, Inc. (Bishop Lifting Products)		First lien senior secured loan	10.34%	6.00%	-	SOFR(M)	12/22/2029	25,969	25,538	26,163	2.2%
		First lien senior secured loan	10.34%	6.00%	-	SOFR(M)	12/22/2029	1,220	1,198	1,229	0.1%
		First lien senior secured delayed draw loan	10.34%	6.00%	-	SOFR(M)	12/22/2029	3,178	3,123	3,202	0.3%
		First lien senior secured revolving loan	10.34%	6.00%	-	SOFR(M)	12/22/2029	757	692	762	0.1%
Connect America.com, LLC		First lien senior secured loan	9.83%	5.50%	-	SOFR(Q)	10/11/2029	25,670	25,298	25,670	2.2%
Diverzify Intermediate LLC		First lien senior secured delayed draw loan	10.53%	5.75%	-	SOFR(M)	4/4/2026	-	-	-	0.0%
		First lien senior secured loan	10.53%	5.75%	-	SOFR(Q)	5/11/2027	6,033	5,902	5,957	0.5%
Gusmer Enterprises, Inc.		First lien senior secured loan	11.47%	7.00%	-	SOFR(M)	5/7/2027	3,688	3,652	3,688	0.3%
		First lien senior secured delayed draw loan	11.47%	7.00%	-	SOFR(M)	5/7/2027	4,828	4,784	4,828	0.4%
		First lien senior secured delayed draw loan	11.47%	7.00%	-	SOFR(M)	5/7/2027	1,349	1,302	1,349	0.1%
		First lien senior secured revolving loan	11.47%	7.00%	-	SOFR(Q)	5/7/2027	-	-	-	0.0%
Superior Intermediate LLC (Landmark Structures)		First lien senior secured loan	10.35%	6.00%	-	SOFR(M)	12/18/2029	18,257	17,762	18,257	1.5%
		First lien senior secured delayed draw loan	10.35%	6.00%	-	SOFR(M)	12/18/2029	-	-	-	0.0%
		First lien senior secured revolving loan	10.38%	6.00%	-	SOFR(M)	12/18/2029	-	-	-	0.0%
PMFC Holding, LLC		First lien senior secured loan	12.74%	8.00%	-	SOFR(Q)	12/19/2032	5,504	5,435	5,504	0.5%
		First lien senior secured delayed draw loan	12.74%	8.00%	-	SOFR(Q)	12/19/2032	2,760	2,746	2,760	0.2%
		First lien senior secured revolving loan	12.74%	8.00%	-	SOFR(Q)	12/19/2032	445	443	445	0.0%
Regiment Security Partners LLC		First lien senior secured loan	12.50%	8.00%	-	SOFR(Q)	9/15/2026	6,360	6,298	6,360	0.5%
		First lien senior secured delayed draw loan	12.50%	8.00%	-	SOFR(Q)	9/15/2026	2,602	2,582	2,602	0.2%

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of December 31, 2024

(amounts in 000’s, except number of shares, units)

Portfolio Company	Footnotes (1)(2)	Investment (3)	Interest Rate	Spread	PIK Rate	Reference(4)	Maturity Date	Principal / Par	Amortized Cost(5)	Fair Value	Percentage of Net Assets
		First lien senior secured revolving loan	12.50%	8.00%	-	SOFR(Q)	9/15/2026	1,452	1,434	1,452	0.1%
Tapco Buyer LLC		First lien senior secured loan	9.52%	5.00%	-	SOFR(Q)	11/15/2030	10,471	10,316	10,471	0.9%
		First lien senior secured delayed draw loan	9.34%	5.00%	-	SOFR(Q)	11/15/2030	603	503	603	0.1%
		First lien senior secured revolving loan	9.34%	5.00%	-	SOFR(Q)	11/15/2030	-	-	-	0.0%
								219,638	216,195	219,492	18.5%
Construction materials
Quikrete Holdings Inc	(8)	First lien senior secured loan	6.61%	2.25%	-	SOFR(M)	3/19/2029	14,888	14,888	14,870	1.3%

Containers & packaging
Carton Packaging Buyer, Inc. (Century Box)		First lien senior secured loan	10.84%	6.25%	-	SOFR(Q)	10/30/2028	24,018	23,477	23,778	2.0%
		First lien senior secured revolving loan	10.84%	6.25%	-	SOFR(S)	10/30/2028	-	-	-	0.0%
Drew Foam Companies, Inc.	(7)	First lien senior secured loan	10.48%	6.00%	-	SOFR(Q)	12/5/2026	6,978	6,835	6,978	0.6%
		First lien senior secured loan	10.78%	6.00%	-	SOFR(Q)	12/5/2026	19,835	19,685	19,835	1.7%
FCA, LLC (FCA Packaging)		First lien senior secured loan	10.13%	5.00%	-	SOFR(S)	7/18/2028	18,673	18,492	18,673	1.6%
		First lien senior secured loan	10.11%	5.75%	-	SOFR(M)	7/18/2028	1,711	1,658	1,745	0.1%
		First lien senior secured revolving loan	10.13%	5.00%	-	SOFR(S)	7/18/2028	-	-	-	0.0%
Innopak Industries, Inc.		First lien senior secured loan	10.75%	6.25%	-	SOFR(M)	3/5/2027	7,241	7,116	7,241	0.6%
		First lien senior secured loan	10.75%	6.25%	-	SOFR(M)	3/5/2027	5,925	5,821	5,925	0.5%
		First lien senior secured loan	10.69%	6.25%	-	SOFR(M)	3/5/2027	14,775	14,529	14,775	1.2%
M2S Group Intermediate Holdings, Inc.		First lien senior secured loan	9.09%	4.75%	-	SOFR(M)	8/22/2031	39,080	36,446	37,713	3.2%
The Robinette Company		First lien senior secured loan	10.52%	6.00%	-	SOFR(Q)	5/10/2029	10,226	10,042	10,431	0.9%
		First lien senior secured revolving loan	10.52%	6.00%	-	SOFR(Q)	5/10/2029	2,414	2,322	2,462	0.2%
		First lien senior secured delayed draw loan	10.52%	6.00%	-	SOFR(M)	11/10/2025	-	-	-	0.0%
								150,876	146,423	149,556	12.6%
Diversified consumer services
Fugue Finance B.V.	(6)(8)	First lien senior secured loan	8.25%	3.75%	-	SOFR(Q)	2/26/2031	2,985	2,979	3,001	0.3%

Diversified telecommunication services
Liberty Global/Vodafone Ziggo	(6)(8)	First lien senior secured loan	7.01%	2.50%	-	SOFR(M)	4/30/2028	10,060	9,968	10,006	0.8%
Network Connex (f/k/a NTI Connect, LLC)		First lien senior secured loan	9.48%	5.00%	-	SOFR(Q)	1/31/2026	3,552	3,530	3,552	0.3%
Virgin Media Bristor LLC	(8)	First lien senior secured loan	7.01%	2.50%	-	SOFR(M)	1/31/2028	17,500	17,343	17,361	1.5%
								31,112	30,841	30,919	2.6%
Electrical equipment
Westinghouse (Wec US Holdings LTD)	(8)	First lien senior secured loan	6.80%	2.25%	-	SOFR(M)	1/27/2031	10,035	10,046	10,033	0.8%

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of December 31, 2024

(amounts in 000’s, except number of shares, units)

Portfolio Company	Footnotes (1)(2)	Investment (3)	Interest Rate	Spread	PIK Rate	Reference(4)	Maturity Date	Principal / Par	Amortized Cost(5)	Fair Value	Percentage of Net Assets
Food products
BC CS 2, L.P. (Cuisine Solutions)	(6)(11)	-	12.55%	8.00%	-	SOFR(S)	7/8/2028	18,111	17,788	18,111	1.5%
BR PJK Produce, LLC (Keany)		First lien senior secured loan	10.99%	6.25%	-	SOFR(Q)	11/14/2027	29,340	28,886	29,340	2.5%
		First lien senior secured loan	10.99%	6.25%	-	SOFR(Q)	11/14/2027	4,338	4,249	4,338	0.4%
		First lien senior secured delayed draw loan	10.99%	6.25%	-	SOFR(Q)	11/14/2027	4,364	4,263	4,364	0.4%
		First lien senior secured delayed draw loan	10.99%	6.25%	-	SOFR(Q)	11/14/2027	1,418	1,395	1,418	0.1%
CCFF Buyer, LLC (California Custom Fruits & Flavors, LLC)		First lien senior secured loan	9.77%	5.25%	-	SOFR(Q)	2/26/2030	13,896	13,587	13,896	1.2%
		First lien senior secured delayed draw loan	9.77%	5.25%	-	SOFR(Q)	2/26/2030	7,926	7,622	7,926	0.7%
		First lien senior secured revolving loan	9.77%	5.00%	-	SOFR(Q)	2/26/2030	-	-	-	0.0%
City Line Distributors, LLC		First lien senior secured loan	10.47%	6.00%	-	SOFR(M)	8/31/2028	8,806	8,634	8,894	0.7%
		First lien senior secured delayed draw loan	10.51%	6.00%	-	SOFR(M)	8/31/2028	3,608	3,550	3,645	0.3%
		First lien senior secured revolving loan	10.47%	6.00%	-	SOFR(M)	8/31/2028	-	-	-	0.0%
Gulf Pacific Holdings, LLC		First lien senior secured loan	10.46%	6.00%	-	SOFR(M)	9/30/2028	19,976	19,703	19,576	1.7%
		First lien senior secured delayed draw loan	10.55%	6.00%	-	SOFR(M)	9/30/2028	1,684	1,684	1,651	0.1%
		First lien senior secured revolving loan	10.46%	6.00%	-	SOFR(M)	9/30/2028	4,195	4,120	4,111	0.3%
IF&P Foods, LLC (FreshEdge)		First lien senior secured loan	10.05%	5.63%	-	SOFR(Q)	7/23/2030	26,970	26,511	26,970	2.3%
		First lien senior secured loan	10.43%	6.00%	-	SOFR(Q)	7/23/2030	214	210	214	0.0%
		First lien senior secured loan	10.05%	5.63%	-	SOFR(Q)	7/23/2030	712	684	706	0.1%
		First lien senior secured delayed draw loan	10.05%	5.63%	-	SOFR(Q)	7/23/2030	4,004	3,941	4,004	0.3%
		First lien senior secured revolving loan	10.05%	5.63%	-	SOFR(Q)	7/23/2030	2,303	2,248	2,303	0.2%
J&K Ingredients, LLC		First lien senior secured loan	10.83%	6.50%	-	SOFR(Q)	11/16/2028	11,465	11,230	11,580	1.0%
ML Buyer, LLC (Mama Lycha Foods, LLC)		First lien senior secured loan	9.68%	5.25%	-	SOFR(Q)	9/9/2029	11,555	11,262	11,555	1.0%
		First lien senior secured revolving loan	9.68%	5.25%	-	SOFR(Q)	9/9/2029	-	-	-	0.0%
Siegel Egg Co., LLC		First lien senior secured loan	13.19%	6.50%	2.00%	SOFR(Q)	12/29/2026	14,651	14,541	12,600	1.1%
		First lien senior secured revolving loan	13.19%	6.50%	2.00%	SOFR(Q)	12/29/2026	2,629	2,604	2,261	0.2%
Worldwide Produce Acquisition, LLC		First lien senior secured delayed draw loan	11.00%	6.75%	-	SOFR(S)	1/18/2029	555	542	544	0.0%
		First lien senior secured delayed draw loan	11.00%	6.75%	-	SOFR(S)	1/18/2029	461	437	452	0.0%
		First lien senior secured revolving loan	11.00%	6.75%	-	SOFR(S)	1/18/2029	-	-	-	0.0%
		First lien senior secured loan	11.00%	6.75%	-	SOFR(S)	1/18/2029	2,831	2,769	2,775	0.2%
								196,012	192,460	193,234	16.3%
Health care providers & services
Brightview, LLC		First lien senior secured loan	10.47%	6.00%	-	SOFR(M)	12/14/2026	12,738	12,729	12,611	1.1%
		First lien senior secured delayed draw loan	10.47%	6.00%	-	SOFR(M)	12/14/2026	1,701	1,699	1,684	0.1%
		First lien senior secured revolving loan	10.34%	6.00%	-	SOFR(M)	12/14/2026	774	771	767	0.1%

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of December 31, 2024

(amounts in 000’s, except number of shares, units)

Portfolio Company	Footnotes (1)(2)	Investment (3)	Interest Rate	Spread	PIK Rate	Reference(4)	Maturity Date	Principal / Par	Amortized Cost(5)	Fair Value	Percentage of Net Assets
Guardian Dentistry Partners		First lien senior secured loan	9.72%	5.25%	-	SOFR(M)	8/20/2027	5,914	5,829	5,914	0.5%
		First lien senior secured delayed draw loan	9.72%	5.25%	-	SOFR(M)	8/20/2027	11,592	11,433	11,592	1.0%
		First lien senior secured delayed draw loan	9.72%	5.25%	-	SOFR(M)	8/20/2027	4,522	4,503	4,522	0.4%
		First lien senior secured revolving loan	9.72%	5.25%	-	SOFR(M)	8/20/2027	-	-	-	0.0%
Guided Practice Solutions: Dental, LLC (GPS)		First lien senior secured delayed draw loan	10.72%	6.25%	-	SOFR(M)	11/24/2026	16,654	16,348	16,654	1.4%
		First lien senior secured delayed draw loan	10.72%	6.25%	-	SOFR(M)	11/24/2026	3,980	3,980	3,980	0.3%
		First lien senior secured delayed draw loan	10.72%	6.25%	-	SOFR(M)	11/24/2026	9,734	9,634	9,734	0.8%
Light Wave Dental Management LLC		First lien senior secured revolving loan	9.82%	5.50%	-	SOFR(Q)	6/30/2029	-	-	-	0.0%
		First lien senior secured loan	9.82%	5.50%	-	SOFR(Q)	6/30/2029	22,198	21,583	22,198	1.9%
		First lien senior secured loan	9.82%	5.50%	-	SOFR(Q)	6/30/2029	494	480	494	0.0%
		First lien senior secured loan	9.85%	5.50%	-	SOFR(Q)	6/30/2029	2,288	2,250	2,288	0.2%
MVP VIP Borrower, LLC		First lien senior secured loan	10.83%	6.50%	-	SOFR(Q)	1/3/2029	19,480	19,075	19,675	1.7%
		First lien senior secured delayed draw loan	10.83%	6.50%	-	SOFR(Q)	1/3/2029	1,571	1,539	1,587	0.1%
NMA Holdings, LLC (Neuromonitoring Associates)		First lien senior secured loan	9.60%	5.25%	-	SOFR(Q)	12/18/2030	16,425	16,046	16,425	1.4%
		First lien senior secured revolving loan	9.60%	5.25%	-	SOFR(Q)	12/18/2030	-	-	-	0.0%
		First lien senior secured delayed draw loan	9.60%	5.25%	-	SOFR(Q)	12/18/2030	-	-	-	0.0%
Redwood MSO, LLC (Smile Partners)		First lien senior secured loan	9.60%	5.25%	-	SOFR(Q)	12/20/2029	11,216	10,955	11,216	1.0%
		First lien senior secured delayed draw loan	9.60%	5.25%	-	SOFR(Q)	12/20/2029	-	-	-	0.0%
		First lien senior secured revolving loan	11.75%	4.25%	-	PRIME	12/19/2030	-	-	-	0.0%
Refocus Management Services, LLC		First lien senior secured loan	10.75%	6.00%	-	SOFR(Q)	2/14/2029	18,221	17,736	18,221	1.5%
		First lien senior secured delayed draw loan	10.75%	6.00%	-	SOFR(Q)	2/14/2029	2,525	2,380	2,525	0.2%
		First lien senior secured revolving loan	10.75%	6.00%	-	SOFR(Q)	2/14/2029	-	-	-	0.0%
Salt Dental Collective LLC		First lien senior secured delayed draw loan	11.21%	6.75%	-	SOFR(Q)	2/15/2028	3,980	3,980	3,980	0.3%
								166,007	162,950	166,067	14.0%
Health care equipment & supplies
LSL Industries, LLC (LSL Healthcare)		First lien senior secured loan	11.78%	7.00%	-	SOFR(Q)	11/3/2027	19,084	18,518	18,655	1.6%
		First lien senior secured delayed draw loan	11.78%	7.00%	-	SOFR(Q)	11/3/2027	-	-	-	0.0%
		First lien senior secured revolving loan	11.78%	7.00%	-	SOFR(Q)	11/3/2027	-	-	-	0.0%
Medline Borrower LP	(8)	First lien senior secured loan	6.82%	2.25%	-	SOFR(M)	10/23/2028	9,985	10,024	10,012	0.8%
								29,069	28,542	28,667	2.4%
Hotels, restaurants & leisure
Inspire Brands	(8)	First lien senior secured loan	6.86%	2.50%	-	SOFR(M)	12/15/2027	10,010	10,030	10,012	0.8%
Restaurant Brands (1011778 BC ULC)	(6)(8)	First lien senior secured loan	6.11%	1.75%	-	SOFR(M)	9/20/2030	17,369	17,387	17,264	1.5%
								27,379	27,417	27,276	2.3%

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of December 31, 2024

(amounts in 000’s, except number of shares, units)

Portfolio Company	Footnotes (1)(2)	Investment (3)	Interest Rate	Spread	PIK Rate	Reference(4)	Maturity Date	Principal / Par	Amortized Cost(5)	Fair Value	Percentage of Net Assets
Household durables
Curio Brands, LLC		First lien senior secured loan	9.48%	5.00%	-	SOFR(Q)	12/21/2027	16,286	16,060	16,286	1.4%
		First lien senior secured revolving loan	9.48%	5.00%	-	SOFR(Q)	12/21/2027	-	-	-	0.0%
		First lien senior secured delayed draw loan	9.48%	5.00%	-	SOFR(Q)	12/21/2027	3,911	3,911	3,911	0.3%
								20,197	19,971	20,197	1.7%
Household products
Home Brands Group Holdings, Inc. (ReBath)		First lien senior secured loan	9.49%	4.75%	-	SOFR(Q)	11/8/2026	15,373	15,238	15,373	1.3%
		First lien senior secured revolving loan	9.49%	4.75%	-	SOFR(Q)	11/8/2026	-	-	-	0.0%
								15,373	15,238	15,373	1.3%
Insurance
Allcat Claims Service, LLC		First lien senior secured loan	10.46%	6.00%	-	SOFR(M)	7/7/2027	7,639	7,552	7,639	0.6%
		First lien senior secured delayed draw loan	10.46%	6.00%	-	SOFR(M)	7/7/2027	21,387	20,960	21,387	1.8%
		First lien senior secured revolving loan	10.69%	6.00%	-	SOFR(Q)	7/7/2027	-	-	-	0.0%
AmWINS Group Inc	(8)	First lien senior secured loan	6.72%	2.25%	-	SOFR(M)	2/22/2028	9,956	9,970	9,982	0.9%
								38,982	38,482	39,008	3.3%
IT services
Improving Acquisition LLC		First lien senior secured loan	11.00%	6.50%	-	SOFR(Q)	7/26/2027	33,616	33,198	33,616	2.8%
		First lien senior secured revolving loan	11.00%	6.50%	-	SOFR(Q)	7/26/2027	-	-	-	0.0%
								33,616	33,198	33,616	2.8%
Leisure products
MacNeill Pride Group Corp.		First lien senior secured loan	11.84%	6.75%	0.50%	SOFR(Q)	4/22/2026	8,038	8,003	7,997	0.7%
		First lien senior secured delayed draw loan	11.84%	6.75%	0.50%	SOFR(Q)	4/22/2026	1,505	1,499	1,497	0.1%
		First lien senior secured delayed draw loan	11.84%	6.75%	0.50%	SOFR(Q)	4/22/2026	1,685	1,664	1,677	0.1%
		First lien senior secured revolving loan	11.34%	6.75%	-	SOFR(Q)	4/22/2026	599	585	596	0.1%
Pixel Intermediate, LLC	(6)	First lien senior secured loan	10.92%	6.50%	-	SOFR(S)	2/1/2029	20,723	20,276	20,931	1.8%
		First lien senior secured revolving loan	10.83%	6.50%	-	SOFR(Q)	2/1/2029	6,989	6,810	7,059	0.6%
Spinrite, Inc.	(6)	First lien senior secured loan	9.83%	5.50%	-	SOFR(Q)	6/30/2025	5,118	5,096	5,118	0.4%
		First lien senior secured revolving loan	9.83%	5.50%	-	SOFR(Q)	6/30/2025	3,399	3,399	3,399	0.3%
TG Parent Newco LLC (Trademark Global LLC)	(9)(10)(12)	First lien senior secured loan	-	-	-	-	7/30/2030	12,623	12,623	9,972	0.8%
		First lien senior secured revolving loan	-	-	-	-	7/30/2030	2,815	2,815	2,224	0.2%
VENUplus, Inc. (f/k/a CTM Group, Inc.)		First lien senior secured loan	11.96%	4.75%	2.75%	SOFR(Q)	11/30/2026	4,431	4,359	4,365	0.4%
								67,925	67,129	64,835	5.5%
Machinery
MRC Keystone Acquisition LLC (Automated Handing Solutions)		First lien senior secured loan	10.85%	6.50%	-	SOFR(Q)	12/18/2029	14,016	13,660	14,016	1.2%
		First lien senior secured revolving loan	10.85%	6.50%	-	SOFR(Q)	12/18/2029	-	-	-	0.0%
Eppinger Technologies, LLC	(6)	First lien senior secured loan	14.48%	8.50%	1.50%	SOFR(Q)	2/4/2026	24,886	24,606	24,886	2.1%
		First lien senior secured revolving loan	13.23%	7.25%	1.50%	SOFR(Q)	2/4/2026	1,371	1,332	1,371	0.1%
Luxium Solutions, LLC		First lien senior secured loan	10.58%	6.25%	-	SOFR(Q)	12/1/2027	3,815	3,766	3,815	0.3%
		First lien senior secured loan	10.58%	6.25%	-	SOFR(Q)	12/1/2027	4,697	4,637	4,697	0.4%
		First lien senior secured delayed draw loan	10.58%	6.25%	-	SOFR(Q)	12/1/2027	1,233	1,220	1,233	0.1%

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of December 31, 2024

(amounts in 000’s, except number of shares, units)

Portfolio Company	Footnotes (1)(2)	Investment (3)	Interest Rate	Spread	PIK Rate	Reference(4)	Maturity Date	Principal / Par	Amortized Cost(5)	Fair Value	Percentage of Net Assets
PVI Holdings, Inc		First lien senior secured loan	9.68%	4.94%	-	SOFR(Q)	1/18/2028	23,653	23,423	23,653	2.0%
								73,671	72,644	73,671	6.2%
Media
Directv Financing LLC	(8)	First lien senior secured loan	9.85%	5.00%	-	SOFR(Q)	8/2/2027	16,154	16,244	16,182	1.4%

Personal care products
DRS Holdings III, Inc. (Dr. Scholl's)		First lien senior secured loan	10.71%	6.25%	-	SOFR(M)	11/1/2025	10,618	10,596	10,618	0.9%
		First lien senior secured revolving loan	10.71%	6.25%	-	SOFR(M)	11/1/2025	-	-	-	0.0%
PH Beauty Holdings III, Inc.		First lien senior secured loan	10.17%	5.00%	-	SOFR(S)	9/28/2025	10,496	10,422	10,496	0.9%
Phoenix YW Buyer, Inc. (Elida Beauty)		First lien senior secured loan	9.33%	5.00%	-	SOFR(Q)	5/31/2030	11,013	10,747	11,013	0.9%
		First lien senior secured revolving loan	9.33%	5.00%	-	SOFR(Q)	5/31/2030	-	-	-	0.0%
Silk Holdings III Corp. (Suave)		First lien senior secured loan	9.83%	5.50%	-	SOFR(Q)	5/1/2029	19,700	18,899	19,700	1.7%
		First lien senior secured loan	9.83%	5.50%	-	SOFR(Q)	5/1/2029	12,908	12,674	12,908	1.1%
		First lien senior secured revolving loan	8.33%	4.00%	-	SOFR(Q)	5/1/2029	8,333	8,062	8,333	0.7%
								73,068	71,400	73,068	6.2%
Pharmaceuticals
Foundation Consumer Brands LLC		First lien senior secured loan	10.89%	6.25%	-	SOFR(Q)	2/12/2027	6,358	6,334	6,358	0.5%
		First lien senior secured revolving loan	10.89%	6.25%	-	SOFR(Q)	2/12/2027	-	-	-	0.0%
Jazz Pharmaceuticals Inc.	(6)(8)	First lien senior secured loan	6.61%	2.25%	-	SOFR(M)	5/5/2028	17,301	17,407	17,334	1.5%
Organon & Co	(6)(8)	First lien senior secured loan	6.60%	2.25%	-	SOFR(Q)	5/19/2031	12,440	12,411	12,455	1.0%
								36,099	36,152	36,147	3.0%
Professional services
4 Over International, LLC		First lien senior secured loan	11.46%	7.00%	-	SOFR(M)	12/7/2026	18,851	18,376	18,662	1.6%
DISA Holdings Corp. (DISA)		First lien senior secured delayed draw loan	9.50%	5.00%	-	SOFR(Q)	9/9/2028	8,320	8,174	8,320	0.7%
		First lien senior secured delayed draw loan	9.40%	5.00%	-	SOFR(Q)	9/9/2028	125	83	125	0.0%
		First lien senior secured revolving loan	9.40%	5.00%	-	SOFR(Q)	9/9/2028	-	-	-	0.0%
		First lien senior secured loan	9.50%	5.00%	-	SOFR(Q)	9/9/2028	1,311	1,294	1,311	0.1%
		First lien senior secured loan	9.50%	5.00%	-	SOFR(Q)	9/9/2028	21,953	21,505	21,953	1.9%
Dun & Bradstreet Corp	(8)	First lien senior secured loan	6.59%	2.25%	-	SOFR(M)	1/18/2029	9,985	9,995	9,986	0.8%
Envirotech Services, LLC		First lien senior secured loan	10.34%	6.00%	-	SOFR(Q)	1/18/2029	33,046	32,290	33,046	2.8%
		First lien senior secured loan	10.35%	6.00%	-	SOFR(Q)	1/18/2029	124	122	124	0.0%
		First lien senior secured revolving loan	10.34%	6.00%	-	SOFR(Q)	1/18/2029	-	-	-	0.0%
								93,715	91,839	93,527	7.9%
Semiconductors & semiconductor equipment
MKS Instruments Inc.	(6)(8)	First lien senior secured loan	6.59%	2.25%	-	SOFR(M)	8/17/2029	11,823	11,871	11,846	1.0%

Specialty retail
Great Outdoors Group, LLC	(8)	First lien senior secured loan	8.22%	3.75%	-	SOFR(M)	3/6/2028	17,321	17,361	17,382	1.5%

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of December 31, 2024

(amounts in 000’s, except number of shares, units)

Portfolio Company	Footnotes (1)(2)	Investment (3)	Interest Rate	Spread	PIK Rate	Reference(4)	Maturity Date	Principal / Par	Amortized Cost(5)	Fair Value	Percentage of Net Assets
Harbor Freight Tools USA Inc	(8)	First lien senior secured loan	6.86%	2.75%	-	SOFR(M)	10/19/2027	17,456	17,424	17,198	1.4%
Sundance Holdings Group, LLC	(7)(9)(10)	First lien senior secured loan	-	-	-	-	6/30/2025	9,414	9,412	6,590	0.5%
		First lien senior secured delayed draw loan	-	-	-	-	6/30/2025	444	444	657	0.1%
								44,635	44,641	41,827	3.5%
Textiles, apparel & luxury goods
American Soccer Company, Incorporated (SCORE)		First lien senior secured loan	14.73%	7.25%	3.00%	SOFR(Q)	7/20/2027	27,799	26,870	27,799	2.3%
		First lien senior secured revolving loan	14.73%	7.25%	3.00%	SOFR(Q)	7/20/2027	2,136	1,986	2,136	0.2%
BEL USA, LLC		First lien senior secured loan	11.67%	7.00%	-	SOFR(Q)	6/2/2026	5,503	5,427	5,379	0.5%
		First lien senior secured loan	11.67%	7.00%	-	SOFR(Q)	6/2/2026	90	89	88	0.0%
YS Garments, LLC		First lien senior secured loan	12.25%	7.50%	-	SOFR(Q)	8/9/2026	6,263	6,210	6,075	0.5%
								41,791	40,582	41,477	3.5%
Trading companies & distributors
AIDC Intermediate Co 2, LLC (Peak Technologies)		First lien senior secured loan	9.59%	5.25%	-	SOFR(M)	7/22/2027	34,300	33,591	34,129	2.9%
TL Alpine Holding Corp. (Air Distribution Technologies Inc.)		First lien senior secured loan	10.55%	6.00%	-	SOFR(M)	8/1/2030	18,253	17,905	18,435	1.5%
BCDI Meteor Acquisition, LLC (Meteor)		First lien senior secured loan	11.43%	7.00%	-	SOFR(Q)	6/29/2028	16,133	15,859	16,133	1.3%
		First lien senior secured loan	11.43%	7.00%	-	SOFR(Q)	6/29/2028	2,223	2,180	2,223	0.2%
CGI Automated Manufacturing, LLC		First lien senior secured loan	11.59%	7.00%	-	SOFR(Q)	12/17/2026	16,979	16,565	16,979	1.4%
		First lien senior secured loan	11.59%	7.00%	-	SOFR(Q)	12/17/2026	3,104	3,041	3,104	0.3%
		First lien senior secured loan	11.59%	7.00%	-	SOFR(Q)	12/17/2026	6,542	6,447	6,542	0.5%
		First lien senior secured delayed draw loan	11.59%	7.00%	-	SOFR(Q)	12/17/2026	3,541	3,467	3,541	0.3%
		First lien senior secured revolving loan	11.59%	7.00%	-	SOFR(Q)	12/17/2026	479	421	479	0.0%
Dusk Acquisition II Corporation (Motors & Armatures, Inc. – MARS)		First lien senior secured loan	10.33%	6.00%	-	SOFR(Q)	7/12/2029	26,133	25,663	26,133	2.2%
		First lien senior secured loan	10.33%	6.00%	-	SOFR(Q)	7/12/2029	13,801	13,500	13,801	1.2%
Energy Acquisition LP (Electrical Components International, Inc. - ECI)		First lien senior secured loan	11.28%	6.50%	-	SOFR(Q)	5/10/2029	26,149	25,672	26,541	2.2%
		First lien senior secured delayed draw loan	11.28%	6.50%	-	SOFR(Q)	5/11/2026	-	-	-	0.0%
Engineered Fastener Company, LLC (EFC International)		First lien senior secured loan	10.98%	6.50%	-	SOFR(Q)	11/1/2027	23,366	22,986	23,471	2.0%
Genuine Cable Group, LLC		First lien senior secured loan	10.21%	5.75%	-	SOFR(M)	11/1/2026	28,763	28,285	28,691	2.4%
		First lien senior secured loan	10.21%	5.75%	-	SOFR(M)	11/1/2026	5,450	5,348	5,436	0.5%

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of December 31, 2024

(amounts in 000’s, except number of shares, units)

Portfolio Company	Footnotes (1)(2)	Investment (3)	Interest Rate	Spread	PIK Rate	Reference(4)	Maturity Date	Principal / Par	Amortized Cost(5)	Fair Value	Percentage of Net Assets
I.D. Images Acquisition, LLC		First lien senior secured loan	10.11%	5.75%	-	SOFR(M)	7/30/2027	5,652	5,572	5,652	0.5%
		First lien senior secured loan	10.11%	5.75%	-	SOFR(M)	7/30/2027	7,854	7,792	7,854	0.7%
		First lien senior secured loan	10.11%	5.75%	-	SOFR(M)	7/30/2027	4,474	4,423	4,474	0.4%
		First lien senior secured loan	10.11%	5.75%	-	SOFR(M)	7/30/2027	1,032	1,024	1,032	0.1%
		First lien senior secured delayed draw loan	10.11%	5.75%	-	SOFR(M)	7/30/2027	2,459	2,407	2,459	0.2%
		First lien senior secured revolving loan	10.11%	5.75%	-	SOFR(M)	7/30/2027	-	-	-	0.0%
Krayden Holdings, Inc.		First lien senior secured delayed draw loan	9.11%	4.75%	-	SOFR(M)	3/1/2029	-	-	-	0.0%
		First lien senior secured revolving loan	9.11%	4.75%	-	SOFR(M)	3/1/2029	-	-	-	0.0%
		First lien senior secured loan	9.11%	4.75%	-	SOFR(M)	3/1/2029	9,395	9,110	9,395	0.8%
OAO Acquisitions, Inc. (BearCom)		First lien senior secured loan	9.98%	5.50%	-	SOFR(M)	12/27/2029	21,210	20,932	21,210	1.8%
		First lien senior secured loan	9.87%	5.50%	-	SOFR(M)	12/27/2029	857	849	857	0.1%
		First lien senior secured delayed draw loan	9.87%	5.50%	-	SOFR(M)	12/27/2025	4,498	4,420	4,498	0.4%
		First lien senior secured revolving loan	9.87%	5.50%	-	SOFR(M)	12/27/2029	-	-	-	0.0%
Univar (Windsor Holdings LLC)	(8)	First lien senior secured loan	7.86%	3.50%	-	SOFR(M)	8/1/2030	9,960	10,018	10,065	0.8%
Workholding US Holdings, LLC (Forkardt Hardinge)		First lien senior secured loan	10.13%	5.50%	-	SOFR(Q)	10/23/2029	7,377	7,208	7,377	0.6%
		First lien senior secured revolving loan	10.09%	5.50%	-	SOFR(Q)	10/23/2029	555	484	555	0.1%
								300,539	295,169	301,066	25.4%
Wireless telecommunication services
Centerline Communications, LLC		First lien senior secured loan	12.12%	6.00%	1.50%	SOFR(Q)	8/10/2027	5,884	5,770	5,413	0.5%
		First lien senior secured loan	12.12%	6.00%	1.50%	SOFR(Q)	8/10/2027	854	835	854	0.1%
		First lien senior secured loan	12.12%	6.00%	1.50%	SOFR(Q)	8/10/2027	9,109	8,984	8,380	0.7%
		First lien senior secured delayed draw loan	12.12%	6.00%	1.50%	SOFR(Q)	8/10/2027	7,066	6,984	6,501	0.5%
		First lien senior secured delayed draw loan	12.15%	6.00%	1.50%	SOFR(Q)	8/10/2027	6,220	6,140	5,722	0.5%
		First lien senior secured revolving loan	12.00%	6.00%	1.50%	SOFR(Q)	8/10/2027	1,824	1,796	1,678	0.1%
		First lien senior secured loan	12.16%	6.00%	1.50%	SOFR(Q)	8/10/2027	1,023	1,000	941	0.1%
								31,980	31,509	29,489	2.5%
Total Debt Investments								1,984,672	1,952,708	1,972,406	166.3%

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of December 31, 2024

(amounts in 000’s, except number of shares, units)

	Footnotes (1)(2)	Acquisition Date	Number of Shares/Units	Cost	Fair Value	Percentage of Net Assets
Equity Investments(10)(13)
Automobile components
Vehicle Accessories, Inc. - Class A common	(14)	2/25/2022	128,250	-	589	0.1%
Vehicle Accessories, Inc. - preferred	(14)	2/25/2022	250,000	250	318	0.0%
				250	907	0.1%
Building Products
US Anchors Investor, LP - preferred	(15)	7/15/2024	500,000	500	500	0.0%
US Anchors Investor, LP - Class A Common	(15)	7/15/2024	500,000	-	-	0.0%
				500	500	0.0%
Commercial services & supplies
American Equipment Holdings LLC - Class A units	(16)	4/8/2022	426	284	570	0.1%
Arborworks Acquisition LLC - Class A preferred units	(15)	11/6/2023	21,716	9,179	11,114	0.9%
Arborworks Acquisition LLC - Class B preferred units	(15)	11/6/2023	21,716	-	-	0.0%
Arborworks Acquisition LLC - Class A common units	(15)	11/6/2023	2,604	-	-	0.0%
Bloomington Holdings, LP (BW Fusion) - Class A1 common units	(15)	11/5/2024	500	500	500	0.0%
BLP Buyer, Inc. (Bishop Lifting Products) - Class A common	(17)	2/1/2022	582,469	652	1,097	0.1%
				10,615	13,281	1.1%
Containers & packaging
Robinette Company Acquisition, LLC - Class A common units	(15)	5/10/2024	9	-	83	0.0%
Robinette Company Acquisition, LLC - Class A preferred units	(15)	5/10/2024	500	500	515	0.1%
				500	598	0.1%
Food products
BC CS 2, L.P. (Cuisine Solutions)	(6)(11)	7/8/2022	2,000,000	2,000	3,062	0.3%
CCFF Parent, LLC (California Custom Fruits & Flavors, LLC) - Class A-1 units	(15)	2/26/2024	750	511	936	0.1%
City Line Distributors, LLC - Class A units	(15)	8/31/2023	669,866	670	518	0.0%
Gulf Pacific Holdings, LLC - Class A common	(16)	9/30/2022	250	250	46	0.0%
Gulf Pacific Holdings, LLC - Class C common	(16)	9/30/2022	250	-	-	0.0%
IF&P Foods, LLC (FreshEdge) - Class A preferred	(16)	10/3/2022	773	773	908	0.1%
IF&P Foods, LLC (FreshEdge) - Class B common	(16)	10/3/2022	750	-	-	0.0%
ML Buyer, LLC (Mama Lycha Foods, LLC) - Class A units	(15)	9/9/2024	250	250	250	0.0%
Siegel Parent, LLC - Common	(18)	12/29/2021	250	250	-	0.0%
Siegel Egg Co., LLC - Convertible Note	(18)	1/19/2024	28	28	16	0.0%
				4,732	5,736	0.5%
Health care equipment & supplies
LSL Industries, LLC (LSL Healthcare) - common	(16)	11/1/2022	7,500	750	274	0.0%

Health care providers & services
NMA Super Holdings, LLC (BW Fusion) - Class A membership interests	(15)	12/18/2024	1,000,000	1,000	1,000	0.1%

Leisure products
TG Parent Newco LLC (Trademark Global LLC) – common	(10)(12)(15)	9/16/2024	8	-	-	0.0%

Specialty retail
Sundance Direct Holdings, Inc. - common		10/27/2023	21,479	-	-	0.0%
Textiles, apparel & luxury goods
American Soccer Company, Incorporated (SCORE) - common	(18)	7/20/2022	1,000,000	1,000	441	0.0%
Total Equity Investments				19,347	22,737	1.9%
Total Debt and Equity Investments				1,972,055	1,995,143	168.2%

			Number of Shares	Cost	Fair Value	Percentage of Net Assets
Short-Term Investments
Morgan Stanley Institutional Liquidity Fund, Institutional Class, 4.24%	(19)		48,683,210	48,683	48,683	4.1%
Total Short-Term Investments			48,683,210	48,683	48,683	4.1%

Total Investments				$2,020,738	$2,043,826	172.3%

Liabilities in Excess of Other Assets					(857,484)	(72.3)%
Net Assets					$1,186,342	100.0%

(1)	As of December 31, 2024, unless otherwise noted, investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company. As of December 31, 2024, the total value of the Company’s non-controlled, non-affiliated investments was $1,982,947.

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of December 31, 2024

(amounts in 000’s, except number of shares, units)

(2)	Unless otherwise noted, security is a Level 3 holding. As of December 31, 2024, the aggregate value of Level 3 securities held by the Company was $1,741,919. See Note 5 – Fair Value.

(3)	Debt investments are pledged to the Company’s credit facilities, and a single debt investment may be divided into parts that are individually pledged to separate credit facilities.

(4)	Unless otherwise noted, all loans contain a variable rate structure, that may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the Secured Overnight Financing Rate (“SOFR”) (which can include one-(M), three-(Q) or six-month (S) SOFR), or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate).

(5)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.

(6)	Non-qualifying investment as defined by Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2024, 9.0% of the Company’s total assets were in non-qualifying investments.

(7)	The Company may be entitled to receive additional interest as a result of an arrangement with other lenders in the syndication. In exchange for the higher interest rate, the “last-out” portion is at a greater risk of loss. Certain lenders represent a “first out” portion of the investment and have priority to the “last-out” portion with respect to payments of principal and interest.

(8)	Security is a Level 2 holding. As of December 31, 2024, the aggregate value of Level 2 securities held by the Company was $253,224. See Note 5 – Fair Value.

(9)	Debt investment on non-accrual status as of December 31, 2024.

(10)	Non-income producing investment.

(11)	The Company has a senior secured loan in an investment vehicle (BC CS 2, L.P.) that is collateralized by a preferred stock investment in Cuisine Solutions, Inc. This investment is characterized as subordinated debt.

(12)	In September 2024, the Company completed a restructure of the investment in Trademark Global LLC whereby the existing term loan and revolver became a restructured term loan and revolver and no debt was converted to equity. The Company did receive new common units in TG Parent Newco LLC for which it owns 6.23% of the overall business (Kayne Anderson entities as a whole own 20.77%). As of December 31, 2024, the amortized cost basis of Trademark Global LLC was $15,438 and was 0.8% of the total amortized cost basis of our debt investments of $1,952,708. The restructure extended the maturity from July 30, 2024 to July 30, 2030; the rate changed from S + 5.75% to S + 8.50%.

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of December 31, 2024

(amounts in 000’s, except number of shares, units)

As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of this portfolio company as the Company owns more than 5% but less than 25% of the portfolio company’s voting securities or has the power to exercise control over management or policies of such portfolio company, including through a management agreement (“non-controlled affiliate”). As of December 31, 2024, the total value of the Company’s non-controlled affiliated investments was $12,196. Transactions related to the Company’s investment in a non-controlled affiliate for the period December 31, 2024 were as follows:

Investment(1)	Value at 12/30/2023	Gross Additions(a)	Gross Reductions (b)	Net Change in Unrealized Gains(Losses)	Value at 12/31/2024	Interest and PIK Income	Dividend Income	Other Income

Trademark Global, LLC	$13,129	$1,035	$-	$(1,968)	$12,196	$754	$-	$-
TG Parent Newco LLC (Trademark Global LLC)	-	-	-	-	-	-	-	-
Total	$13,129	$1,035	$-	$(1,968)	$12,196	$754	$-	$-

(a)	Gross additions may include increases in the cost basis of investments resulting from new investments, amounts related to payment-in-kind (“PIK”) interest capitalized and added to the principal balance of the respective loans, the accretion of discounts, the exchange of one or more existing investments for one or more new investments and the movement at fair value of an existing portfolio company into this controlled affiliated category from a different category.

(b)	Gross reductions may include decreases in the cost basis of investments resulting from principal collections related to investment repayments and sales, return of capital, the amortization of premiums and the exchange of one or more existing securities for one or more new securities.

(13)	Security is exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act.

(14)	The Company owns 0.19% of the common equity and 0.43% of the preferred equity of Vehicle Accessories, Inc.

(15)	KABDC Corp, LLC, a wholly owned subsidiary of the Company, owns common and/or preferred equity of Arborworks Acquisition LLC, Bloomington Holdings, LP (BW Fusion), City Line Distributors, LLC, CCFF Parent, LLC (California Custom Fruits & Flavors, LLC), ML Buyer, LLC (Mama Lycha Foods, LLC), NMA Super Holdings, LLC (Neuromonitoring Associates), Robinette Company Acquisition, LLC, TG Parent Newco LLC (Trademark Global LLC) and US Anchors, LP (Mechanical Plastics Corp.).

(16)	The Company owns 33.46% of a pass-through, taxable limited liability company, KSCF IV Equity Aggregator Blocker, LLC (the “Aggregator Blocker”), which holds the Company’s equity investments in American Equipment Holdings LLC, Gulf Pacific Holdings, LLC, IF&P Foods, LLC (FreshEdge) and LSL Industries, LLC (LSL Healthcare). Through the Company’s ownership of the Aggregator Blocker, the Company owns the respective units of each company listed above in the Schedule of Investments.

(17)	The Company owns 0.53% of the common equity BLP Buyer, Inc. (Bishop Lifting Products).

(18)	The Company owns 17.15% of a pass-through limited liability company, KSCF IV Equity Aggregator, LLC (the “Aggregator”), which holds the Company’s equity investments in Siegel Parent, LLC and American Soccer Company, Incorporated (SCORE). Through the Company’s ownership of the Aggregator, the Company owns the respective units of each company listed above in the Schedule of Investments.

(19)	The indicated rate is the yield as of December 31, 2024.

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of December 31, 2023

(amounts in 000’s, except number of shares, units)

				Maturity	Principal /	Amortized	Fair	Percentage of
Portfolio Company(1)	Footnotes	Investment (2)	Interest Rate	Date	Par	Cost(3)(4)	Value	Net Assets
Debt and Equity Investments
Private Credit Investments(5)
Aerospace & defense
Basel U.S. Acquisition Co., Inc. (IAC)	(6)	First lien senior secured revolving loan	11.51% (S + 6.00%)	12/5/2028	$-	$-	$-	0.0%
		First lien senior secured loan	11.51% (S + 6.00%)	12/5/2028	18,494	18,066	18,679	2.7%
Fastener Distribution Holdings, LLC		First lien senior secured loan	12.00% (S + 6.50%)	10/1/2025	20,494	20,090	20,494	3.0%
		First lien senior secured delayed draw loan	12.00% (S + 6.50%)	10/1/2025	9,098	9,009	9,098	1.3%
Precinmac (US) Holdings, Inc.		First lien senior secured loan	11.46% (S + 6.00%)	8/31/2027	5,352	5,281	5,272	0.8%
		First lien senior secured delayed draw loan	11.46% (S + 6.00%)	8/31/2027	1,102	1,087	1,086	0.2%
Vitesse Systems Parent, LLC		First lien senior secured loan	12.63% (S + 7.00%)	12/22/2028	31,208	30,430	31,208	4.6%
					85,748	83,963	85,837	12.6%
Automobile components
Speedstar Holding LLC		First lien senior secured loan	12.79% (S + 7.25%)	1/22/2027	6,012	5,925	5,982	0.9%
		First lien senior secured delayed draw loan	12.78% (S + 7.25%)	1/22/2027	271	265	270	0.0%
Vehicle Accessories, Inc.		First lien senior secured loan	10.72% (S + 5.25%)	11/30/2026	21,011	20,770	21,011	3.1%
		First lien senior secured revolving loan	10.72% (S + 5.25%)	11/30/2026	-	-	-	0.0%
					27,294	26,960	27,263	4.0%
Biotechnology
Alcami Corporation (Alcami)		First lien senior secured delayed draw loan	12.46% (S + 7.00%)	6/30/2024	-	-	-	0.0%
		First lien senior secured revolving loan	12.46% (S + 7.00%)	12/21/2028	-	-	-	0.0%
		First lien senior secured loan	12.46% (S + 7.00%)	12/21/2028	11,618	11,197	11,850	1.7%
					11,618	11,197	11,850	1.7%
Building products
Ruff Roofers Buyer, LLC		First lien senior secured loan	11.08% (S + 5.75%)	11/19/2029	7,186	6,910	7,186	1.1%
		First lien senior secured delayed draw loan	11.08% (S + 5.75%)	11/17/2024	-	-	-	0.0%
		First lien senior secured delayed draw loan	11.08% (S + 5.75%)	11/17/2025	-	-	-	0.0%
		First lien senior secured revolving loan	11.08% (S + 5.75%)	11/19/2029	-	-	-	0.0%
Eastern Wholesale Fence		First lien senior secured loan	13.50% (S + 8.00%)	10/30/2025	20,271	19,875	20,069	2.9%
		First lien senior secured revolving loan	13.50% (S + 8.00%)	10/30/2025	368	364	365	0.0%
					27,825	27,149	27,620	4.0%
Capital markets
Atria Wealth Solutions, Inc.		First lien senior secured loan	11.97% (S + 6.50%)	5/31/2024	5,087	5,080	5,087	0.7%
		First lien senior secured delayed draw loan	11.97% (S + 6.50%)	5/31/2024	3,218	3,211	3,218	0.5%
					8,305	8,291	8,305	1.2%
Chemicals
FAR Technologies Holdings, Inc.(f/k/a Cyalume Technologies Holdings, Inc.)		First lien senior secured loan	10.61% (S + 5.00%)	8/30/2024	1,274	1,271	1,274	0.2%
Fralock Buyer LLC		First lien senior secured loan	11.61% (S + 6.00%)	4/17/2024	11,654	11,628	11,567	1.7%
		First lien senior secured revolving loan	11.61% (S + 6.00%)	4/17/2024	449	449	446	0.1%
Shrieve Chemical Company, LLC		First lien senior secured loan	11.90% (S + 6.38%)	12/2/2024	8,720	8,628	8,720	1.3%
USALCO, LLC		First lien senior secured loan	11.61% (S + 6.00%)	10/19/2027	18,989	18,684	18,989	2.8%
		First lien senior secured revolving loan	11.47% (S + 6.00%)	10/19/2026	1,049	1,021	1,049	0.1%
					42,135	41,681	42,045	6.2%
Commercial services & supplies
Advanced Environmental Monitoring	(7)	First lien senior secured loan	12.01% (S + 6.50%)	1/29/2026	10,158	9,994	10,158	1.5%
Allentown, LLC		First lien senior secured loan	11.46% (S + 6.00%)	4/22/2027	7,586	7,535	7,586	1.1%
		First lien senior secured delayed draw loan	11.46% (S + 6.00%)	4/22/2027	1,370	1,354	1,370	0.2%
		First lien senior secured revolving loan	13.50% (P + 5.00%)	4/22/2027	235	234	235	0.0%
American Equipment Holdings LLC		First lien senior secured loan	11.86% (S + 6.00%)	11/5/2026	20,045	19,812	19,945	2.9%
		First lien senior secured delayed draw loan	11.88% (S + 6.00%)	11/5/2026	6,239	6,167	6,208	0.9%
		First lien senior secured delayed draw loan	11.81% (S + 6.00%)	11/5/2026	4,969	4,905	4,944	0.7%
		First lien senior secured revolving loan	11.74% (S + 6.00%)	11/5/2026	2,736	2,672	2,723	0.4%
Arborworks Acquisition LLC	(8)(9)(10)	First lien senior secured loan		11/6/2028	4,688	4,688	4,688	0.7%
		First lien senior secured revolving loan		11/6/2028	1,253	1,253	1,253	0.2%
BLP Buyer, Inc. (Bishop Lifting Products)		First lien senior secured loan	11.11% (S + 5.75%)	12/22/2029	26,099	25,549	26,099	3.8%
		First lien senior secured delayed draw loan	11.11% (S + 5.75%)	12/22/2025	-	-	-	0.0%
		First lien senior secured revolving loan	11.11% (S + 5.75%)	12/22/2029	273	196	273	0.0%
Gusmer Enterprises, Inc.		First lien senior secured loan	12.47% (S + 7.00%)	5/7/2027	4,747	4,682	4,735	0.7%
		First lien senior secured delayed draw loan	12.47% (S + 7.00%)	5/7/2027	7,951	7,798	7,931	1.2%
		First lien senior secured revolving loan	12.47% (S + 7.00%)	5/7/2027	-	-	-	0.0%
PMFC Holding, LLC		First lien senior secured loan	13.02% (S + 7.50%)	7/31/2025	5,561	5,427	5,561	0.8%
		First lien senior secured delayed draw loan	13.03% (S + 7.50%)	7/31/2025	2,789	2,787	2,789	0.4%
		First lien senior secured revolving loan	13.03% (S + 7.50%)	7/31/2025	547	547	547	0.1%
Regiment Security Partners LLC		First lien senior secured loan	13.52% (S + 8.00%)	9/15/2026	6,383	6,309	6,383	1.0%
		First lien senior secured delayed draw loan	13.52% (S + 8.00%)	9/15/2026	2,609	2,588	2,609	0.4%
		First lien senior secured revolving loan	13.52% (S + 8.00%)	9/15/2026	1,448	1,427	1,448	0.2%
					117,686	115,924	117,485	17.2%

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of December 31, 2023

(amounts in 000’s, except number of shares, units)

				Maturity	Principal /	Amortized	Fair	Percentage of
Portfolio Company(1)	Footnotes	Investment (2)	Interest Rate	Date	Par	Cost(3)(4)	Value	Net Assets
Containers & packaging
Carton Packaging Buyer, Inc. (Century Box)		First lien senior secured loan	11.39% (S + 6.00%)	10/30/2028	24,261	23,605	24,262	3.6%
		First lien senior secured revolving loan	11.39% (S + 6.00%)	10/30/2028	-	-	-	0.0%
Drew Foam Companies, Inc.		First lien senior secured loan	12.75% (S + 7.25%)	11/5/2025	7,052	6,997	6,999	1.0%
		First lien senior secured loan	12.80% (S + 7.25%)	11/5/2025	20,045	19,789	19,895	2.9%
FCA, LLC (FCA Packaging)		First lien senior secured loan	11.90% (S + 6.50%)	7/18/2028	18,673	18,419	19,047	2.8%
		First lien senior secured revolving loan	11.90% (S + 6.50%)	7/18/2028	-	-	-	0.0%
Innopak Industries, Inc.		First lien senior secured loan	11.71% (S + 6.25%)	3/5/2027	28,224	27,564	28,224	4.1%
					98,255	96,374	98,427	14.4%
Diversified telecommunication services
Network Connex (f/k/a NTI Connect, LLC)		First lien senior secured loan	11.00% (S + 5.50%)	1/31/2026	5,195	5,140	5,196	0.8%
					5,195	5,140	5,196	0.8%
Food products
BC CS 2, L.P. (Cuisine Solutions)	(6)(11)		13.55% (S + 8.00%)	7/8/2028	21,555	21,063	21,555	3.2%
BR PJK Produce, LLC (Keany)		First lien senior secured loan	11.50% (S + 6.00%)	11/14/2027	29,564	28,973	29,564	4.3%
		First lien senior secured delayed draw loan	11.46% (S + 6.00%)	11/14/2027	2,938	2,812	2,938	0.4%
City Line Distributors, LLC		First lien senior secured loan	11.47% (S + 6.00%)	8/31/2028	8,895	8,576	8,895	1.3%
		First lien senior secured delayed draw loan	11.47% (S + 6.00%)	3/3/2025	-	-	-	0.0%
		First lien senior secured revolving loan	11.47% (S + 6.00%)	8/31/2028	-	-	-	0.0%
Gulf Pacific Holdings, LLC		First lien senior secured loan	11.25% (S + 5.75%)	9/30/2028	20,180	19,847	20,079	2.9%
		First lien senior secured delayed draw loan	11.38% (S + 5.75%)	9/30/2028	1,701	1,618	1,693	0.2%
		First lien senior secured revolving loan	11.29% (S + 5.75%)	9/30/2028	2,697	2,602	2,683	0.4%
IF&P Foods, LLC (FreshEdge)		First lien senior secured loan	11.07% (S + 5.63%)	10/3/2028	27,245	26,684	26,904	4.0%
		First lien senior secured loan	11.48% (S + 6.00%)	10/3/2028	216	211	213	0.0%
		First lien senior secured delayed draw loan	11.07% (S + 5.63%)	10/3/2028	4,045	3,969	3,994	0.6%
		First lien senior secured revolving loan	10.91% (S + 5.63%)	10/3/2028	1,759	1,690	1,737	0.3%
J&K Ingredients, LLC		First lien senior secured loan	11.63% (S + 6.25%)	11/16/2028	11,581	11,295	11,581	1.7%
Siegel Egg Co., LLC		First lien senior secured loan	11.99% (S + 6.50%)	12/29/2026	15,466	15,290	14,616	2.1%
		First lien senior secured revolving loan	11.99% (S + 6.50%)	12/29/2026	2,594	2,557	2,451	0.4%
Worldwide Produce Acquisition, LLC		First lien senior secured delayed draw loan	11.60% (S + 6.25%)	1/18/2029	631	587	625	0.1%
		First lien senior secured delayed draw loan	11.60% (S + 6.25%)	4/18/2024	-	-	-	0.0%
		First lien senior secured revolving loan	11.60% (S + 6.25%)	1/18/2029	198	190	196	0.0%
		First lien senior secured loan	11.60% (S + 6.25%)	1/18/2029	2,860	2,786	2,832	0.4%
					154,125	150,750	152,556	22.3%
Health care providers & services
Brightview, LLC		First lien senior secured loan	11.47% (S + 6.00%)	12/14/2026	12,870	12,855	12,645	1.9%
		First lien senior secured delayed draw loan	11.47% (S + 6.00%)	12/14/2026	1,719	1,714	1,689	0.3%
		First lien senior secured revolving loan	11.47% (S + 6.00%)	12/14/2026	774	774	761	0.1%
Guardian Dentistry Partners		First lien senior secured loan	11.97% (S + 6.50%)	8/20/2026	8,057	7,929	8,057	1.2%
		First lien senior secured delayed draw loan	11.97% (S + 6.50%)	8/20/2026	15,682	15,464	15,682	2.3%
		First lien senior secured delayed draw loan	11.97% (S + 6.50%)	8/20/2026	5,808	5,808	5,808	0.9%
Guided Practice Solutions: Dental, LLC (GPS)		First lien senior secured delayed draw loan	11.72% (S + 6.25%)	12/29/2025	6,475	6,056	6,475	0.9%
Light Wave Dental Management LLC		First lien senior secured revolving loan	12.35% (S + 7.00%)	6/30/2029	2,181	2,099	2,181	0.3%
		First lien senior secured loan	12.35% (S + 7.00%)	6/30/2029	22,423	21,834	22,423	3.3%
SGA Dental Partners Holdings, LLC		First lien senior secured loan	11.67% (S + 6.00%)	12/30/2026	11,828	11,683	11,828	1.7%
		First lien senior secured loan	11.61% (S + 6.00%)	12/30/2026	1,681	1,563	1,681	0.2%
		First lien senior secured delayed draw loan	11.67% (S + 6.00%)	12/30/2026	11,024	10,856	11,024	1.6%
		First lien senior secured delayed draw loan	11.67% (S + 6.00%)	4/19/2024	-	-	-	0.0%
		First lien senior secured revolving loan	11.67% (S + 6.00%)	12/30/2026	-	-	-	0.0%
					100,522	98,635	100,254	14.7%

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of December 31, 2023

(amounts in 000’s, except number of shares, units)

				Maturity	Principal /	Amortized	Fair	Percentage of
Portfolio Company(1)	Footnotes	Investment (2)	Interest Rate	Date	Par	Cost(3)(4)	Value	Net Assets
Health care equipment & supplies
LSL Industries, LLC (LSL Healthcare)		First lien senior secured loan	12.15% (S + 6.50%)	11/3/2027	19,529	18,911	19,334	2.8%
		First lien senior secured delayed draw loan	12.15% (S + 6.50%)	11/3/2024	-	-	-	0.0%
		First lien senior secured revolving loan	12.15% (S + 6.50%)	11/3/2027	-	-	-	0.0%
					19,529	18,911	19,334	2.8%
Household durables
Curio Brands, LLC		First lien senior secured loan	10.96% (S + 5.50%)	12/21/2027	17,173	16,859	16,830	2.5%
		First lien senior secured revolving loan	10.96% (S + 5.50%)	12/21/2027	-	-	-	0.0%
		First lien senior secured delayed draw loan	10.96% (S + 5.50%)	12/21/2027	4,121	4,121	4,039	0.6%
					21,294	20,980	20,869	3.1%
Household products
Home Brands Group Holdings, Inc. (ReBath)		First lien senior secured loan	10.29% (S + 4.75%)	11/8/2026	17,052	16,826	16,967	2.5%
		First lien senior secured revolving loan	10.29% (S + 4.75%)	11/8/2026	-	-	-	0.0%
					17,052	16,826	16,967	2.5%
Insurance
Allcat Claims Service, LLC		First lien senior secured loan	11.53% (S + 6.00%)	7/7/2027	7,717	7,551	7,717	1.1%
		First lien senior secured delayed draw loan	11.53% (S + 6.00%)	7/7/2027	21,605	21,266	21,605	3.2%
		First lien senior secured revolving loan	11.53% (S + 6.00%)	7/7/2027	-	-	-	0.0%
					29,322	28,817	29,322	4.3%
IT services
Domain Information Services Inc. (Integris)		First lien senior secured loan	11.29% (S + 5.75%)	9/30/2025	20,444	20,122	20,342	3.0%
Improving Acquisition LLC		First lien senior secured loan	12.22% (S + 6.50%)	7/26/2027	31,650	31,140	31,492	4.6%
		First lien senior secured revolving loan	12.22% (S + 6.50%)	7/26/2027	-	-	-	0.0%
					52,094	51,262	51,834	7.6%
Leisure products
BCI Burke Holding Corp.		First lien senior secured loan	11.11% (S + 5.50%)	12/14/2027	15,373	15,219	15,603	2.3%
		First lien senior secured delayed draw loan	11.11% (S + 5.50%)	12/14/2027	578	545	586	0.1%
		First lien senior secured revolving loan	11.11% (S + 5.50%)	6/14/2027	-	-	-	0.0%
VENUplus, Inc. (f/k/a CTM Group, Inc.)		First lien senior secured loan	12.29% (S + 6.75%)	11/30/2026	4,420	4,325	4,398	0.6%
MacNeill Pride Group		First lien senior secured loan	11.86% (S + 6.25%)	4/22/2026	8,254	8,198	8,151	1.2%
		First lien senior secured delayed draw loan	11.86% (S + 6.25%)	4/22/2026	3,277	3,221	3,236	0.5%
		First lien senior secured revolving loan	11.86% (S + 6.25%)	4/22/2026	-	-	-	0.0%
Trademark Global LLC		First lien senior secured loan	12.97% (S +7.50%, 1.50% is PIK)	7/30/2024	11,798	11,776	10,736	1.6%
		First lien senior secured revolving loan	12.97% (S +7.50%, 1.50% is PIK)	7/30/2024	2,630	2,627	2,393	0.3%
					46,330	45,911	45,103	6.6%
Machinery
Pennsylvania Machine Works, LLC		First lien senior secured loan	11.61% (S + 6.00%)	3/6/2027	1,908	1,896	1,908	0.3%
PVI Holdings, Inc		First lien senior secured loan	12.16% (S + 6.77%)	1/18/2028	23,895	23,602	24,074	3.5%
Techniks Holdings, LLC / Eppinger Holdings Germany GMBH	(6)	First lien senior secured loan	12.75% (S + 7.25%)	2/4/2025	24,812	24,468	24,688	3.6%
		First lien senior secured revolving loan	11.80% (S + 6.25%)	2/4/2025	1,050	1,003	1,045	0.2%
					51,665	50,969	51,715	7.6%
Personal care products
DRS Holdings III, Inc. (Dr. Scholl’s)		First lien senior secured loan	11.71% (S + 6.25%)	11/1/2025	11,004	10,954	11,004	1.6%
		First lien senior secured revolving loan	11.71% (S + 6.25%)	11/1/2025	-	-	-	0.0%
PH Beauty Holdings III, Inc.		First lien senior secured loan	10.65% (S + 5.00%)	9/28/2025	9,442	9,278	9,183	1.3%
Silk Holdings III Corp. (Suave)		First lien senior secured loan	13.10% (S + 7.75%)	5/1/2029	19,900	19,351	20,298	3.0%
					40,346	39,583	40,485	5.9%
Pharmaceuticals
Foundation Consumer Brands		First lien senior secured loan	11.79% (S + 6.25%)	2/12/2027	6,781	6,744	6,832	1.0%
		First lien senior secured revolving loan	11.79% (S + 6.25%)	2/12/2027	-	-	-	0.0%
					6,781	6,744	6,832	1.0%

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

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of December 31, 2023

(amounts in 000’s, except number of shares, units)

	Footnotes	Number of Shares/Units	Cost	Fair Value	Percentage of Net Assets
Equity Investments(9)
Automobile components
Vehicle Accessories, Inc. - Class A common	(12)	128,250	-	326	0.0%
Vehicle Accessories, Inc. - preferred	(12)	250,000	250	292	0.1%
		378,250	250	618	0.1%
Commercial services & supplies
American Equipment Holdings LLC - Class A units	(13)	426	284	508	0.1%
BLP Buyer, Inc. (Bishop Lifting Products) - Class A common	(14)	582,469	652	1,200	0.1%
Arborworks Acquisition LLC – Class A preferred units	(10)	21,716	9,179	9,287	1.4%
Arborworks Acquisition LLC – Class B preferred units	(10)	21,716	-	-	0.0%
Arborworks Acquisition LLC – Class A common units	(10)	2,604	-	-	0.0%
		628,931	10,115	10,995	1.6%
Food products
BC CS 2, L.P. (Cuisine Solutions)	(6)(11)	2,000,000	2,000	2,611	0.4%
City Line Distributors, LLC - Class A units	(15)	418,416	418	418	0.1%
Gulf Pacific Holdings, LLC - Class A common	(13)	250	250	189	0.0%
Gulf Pacific Holdings, LLC - Class C common	(13)	250	-	-	0.0%
IF&P Foods, LLC (FreshEdge) - Class A preferred	(13)	750	750	905	0.1%
IF&P Foods, LLC (FreshEdge) - Class B common	(13)	750	-	-	0.0%
Siegel Parent, LLC	(16)	250	250	72	0.0%
		2,420,666	3,668	4,195	0.6%
Healthcare equipment & supplies
LSL Industries, LLC (LSL Healthcare)	(13)	7,500	750	552	0.1%
IT services
Domain Information Services Inc. (Integris)		250,000	250	344	0.0%
Specialty retail
Sundance Direct Holdings, Inc. - common		21,479	-	-	0.0%
Textiles, apparel & luxury goods
American Soccer Company, Incorporated (SCORE)	(16)	1,000,000	1,000	620	0.1%
Total Private Equity Investments			16,033	17,324	2.5%

Total Private Investments			1,343,223	1,363,498	199.6%

		Number of		Fair	Percentage of
	Footnotes	Shares	Cost	Value	Net Assets
Short-Term Investments
First American Treasury Obligations Fund - Institutional Class Z, 5.21%	(17)	12,802,362	12,802	12,802	1.9%
Total Short-Term Investments		12,802,362	12,802	12,802	1.9%

Total Investments			$1,356,025	$1,376,300	201.5%
Liabilities in Excess of Other Assets				(693,244)	(101.5)%
Net Assets				$683,056	100.0%

(1)	As of December 31, 2023, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company.

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

The Company is a Delaware corporation formed to make investments in middle-market companies and commenced operations on February 5, 2021.

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

Accordingly, the Company consolidated the accounts of the Company’s wholly-owned subsidiaries, Kayne Anderson BDC Financing, LLC, (“KABDCF”); Kayne Anderson BDC Financing II, LLC (“KABDCF II”), and KABDC Corp, LLC in its consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation. KABDC Corp, LLC is a Delaware LLC that has elected to be treated as a corporation for U.S. tax purposes and was formed to facilitate compliance with the requirements to be treated as a RIC under the Code by holding (directly or indirectly through subsidiaries) equity or equity related investments in portfolio companies organized as limited liability companies or limited partnerships.

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

Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to the Company’s financial statements express the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on the Company’s financial statements.

F. Interest Income Recognition — Interest income is recorded on an accrual basis and includes the accretion of discounts, amortization of premiums and payment-in-kind (“PIK”) interest. Discounts from and premiums to par value on investments purchased are accreted/amortized into interest income over the life of the respective security using the effective yield method. To the extent loans contain PIK provisions, PIK interest, computed at the contractual rate specified in each applicable agreement, is accrued and recorded as interest income and added to the principal balance of the loan. PIK interest income added to the principal balance is generally collected upon repayment of the outstanding principal. The Company does not accrue PIK interest if, in the opinion of the Advisor, the portfolio company valuation indicates that the PIK interest is not likely to be collectible. If the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through PIK interest income. Previously capitalized PIK interest is not reversed when an investment is placed on non-accrual status. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends for the year the income was earned, even though the Company has not yet collected the cash. The amortized cost of investments represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest. For the years ended December 31, 2024, 2023 and 2022, the Company had $2,706, $1,652 and $151, respectively, of PIK interest income included in interest income, which represents 1.3%, 1.0% and 0.2%, respectively, of aggregate interest income.

Kayne Anderson BDC, Inc.
Notes to Consolidated Financial Statements
(amounts in 000’s, except share and per share amounts)

Loans are generally placed on non-accrual status when it has been determined that a significant impairment in the financial condition and ability of the borrower to repay principal and interest has occurred and is expected to continue such that it is probable the collectability of full amount of the loan (principal and interest) is doubtful. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. If cash payments are received subsequent to a loan being placed on non-accrual status, these payments will first be applied to previously accrued but uncollected interest, then to recover the principal. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Non-accrual loans are restored to accrual status when past due principal and interest are paid or there is no longer a reasonable doubt that such principal or interest will be collected in full and, in the Company’s judgment, principal and interest are likely to remain current. The Company may make exceptions to this policy if the loan has sufficient collateral value (i.e., typically measured as enterprise value of the portfolio company) or is in the process of collection. As of December 31, 2024, the Company had three debt investments on non-accrual status, which compromised 1.6% and 1.3%, respectively, of total debt investments at cost and fair value. As of December 31, 2023, the Company had one debt investment on non-accrual status, which represented 0.4% and 0.4% of total debt investments at cost and fair value, respectively. As of December 31, 2022, the Company did not have any debt investments in portfolio companies on non-accrual status.

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

Kayne Anderson BDC, Inc.
Notes to Consolidated Financial Statements
(amounts in 000’s, except share and per share amounts)

The Company’s wholly owned subsidiary, KABDC Corp, LLC has elected to be a corporation and is obligated to pay federal and state income tax on its taxable income. KABDC Corp, LLC invests in partnerships and includes its allocable share of the taxable income or loss in computing its own taxable income. Deferred income taxes reflect (i) taxes on unrealized gains (losses), which are attributable to the difference between fair value and tax cost basis, (ii) the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and (iii) the net tax benefit of accumulated net operating and capital losses.

To the extent KABDC Corp, LLC has a deferred tax asset, consideration is given as to whether or not a valuation allowance is required. The need to establish a valuation allowance for deferred tax assets is assessed periodically based on the Income Tax Topic of the FASB Accounting Standards Codification (ASC 740), that it is more likely than not that some portion or all of the deferred tax asset will not be realized. In the assessment for a valuation allowance, consideration is given to all positive and negative evidence related to the realization of the deferred tax asset. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods and the associated risk that certain loss carryforwards may expire unused.

KABDC Corp, LLC may rely to some extent on information provided by portfolio investments, which may not necessarily be timely, to estimate taxable income allocable to the units/shares of such companies held in the portfolio and to estimate the associated current and/or deferred tax liability.

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

K. Recent Accounting Pronouncements — In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which enhances disclosure requirements about significant segment expenses that are regularly provided to the chief operating decision maker (the “CODM”). ASU 2023-07, among other things, (i) requires a single segment public entity to provide all of the disclosures as required by ASC 280, (ii) requires a public entity to disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources and (iii) provides the ability for a public entity to elect more than one performance measure. ASU 2023-07 is effective for the fiscal years beginning after December 15, 2023, and interim periods beginning with the first quarter ended March 31, 2025. Early adoption is permitted and retrospective adoption is required for all prior periods presented. The Company has adopted ASU 2023-07 effective December 31, 2024, and concluded that the application of this guidance did not have any material impact on its consolidated financial statements. See Note 12 – Segment Reporting, for more information on the effects of the adoption of ASU 2023-07.

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

B. Administration Agreement — on February 5, 2021, the Company entered into an Administration Agreement with its Advisor, which serves as its Administrator and will provide or oversee the performance of its required administrative services and professional services rendered by others, which will include (but are not limited to), accounting, payment of our expenses, legal, compliance, operations, technology and investor relations, preparation and filing of its tax returns, and preparation of financial reports provided to its stockholders and filed with the SEC. On February 19, 2025, the Board approved an additional one-year term of the Administration Agreement through March 15, 2026.

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

C. Investment Advisory Agreement — on February 5, 2021, the Company entered into an Investment Advisory Agreement with its Advisor. Pursuant to the Investment Advisory Agreement with its Advisor, the Company will pay its Advisor a fee for investment advisory and management services consisting of two components—a base management fee and an incentive fee. The Advisor may, from time-to-time, grant waivers on the Company’s obligations, including waivers of the base management fee and/or incentive fee, under the Investment Advisory Agreement. The Investment Advisory Agreement may be terminated by either party with 60 days’ written notice. On February 19, 2025, the Board approved an additional one-year term of the Investment Advisory Agreement from March 15, 2025 to March 15, 2026.

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

For the year ended December 31, 2024, the Company incurred base management fees of $14,587, net of waiver of $2,900. For the years ended December 31, 2023 and 2022, the Company incurred base management fees of $11,433 and $7,147, respectively.

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

For the First Calendar Quarter, pre-incentive fee net investment income in respect of the First Calendar Quarter will be compared to a hurdle rate of 1.50% (6.00% annualized). The income incentive fee for the First Calendar Quarter will be determined as follows:

●	no income incentive fee is payable to the Advisor if the aggregate pre-incentive fee net investment income for the First Calendar Quarter does not exceed that hurdle rate;

●	100% of the aggregate pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds that hurdle rate, but is less than a quarterly rate of 1.6667% for the portion of the First Calendar Quarter before the initial public offering and a quarterly rate of 1.7647% for the portion of the First Calendar Quarter after the initial public offering, referred to the “catch-up.” The “catch-up” is meant to provide the Advisor with 10.0% of the Company’s pre-incentive fee net investment income for the portion of the First Calendar Quarter before the initial public offering and 15.0% for the balance of that First Calendar Quarter, as if the hurdle rate did not apply; and

●	10.0% of the aggregate pre-incentive fee net investment income, if any, that exceeds a quarterly rate of 1.6667% for the portion of the First Calendar Quarter before the initial public offering and 15.0% of the aggregate pre-incentive fee net investment income, if any, that exceeds a quarterly rate of 1.7647% for the balance of the First Calendar Quarter.

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

For the year ended December 31, 2024, the Company incurred incentive fees on income of $2,631, net of waivers of $14,818, and no incentive fees on capital gains. For the years ended December 31, 2023 and 2022, the Company incurred incentive fees on income of $9,433 and $4,698, respectively, and no incentive fees on capital gains in either of these years.

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

Note 4. Investments

The following table presents the composition of the Company’s investment portfolio at amortized cost and fair value as of December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
First-lien senior secured debt investments(1)	$1,952,708	$1,972,406	$1,327,190	$1,346,174
Equity investments(2)	19,347	22,737	16,033	17,324
Short-term investments	48,683	48,683	12,802	12,802
Total Investments	$2,020,738	$2,043,826	$1,356,025	$1,376,300

(1)	Includes debt investment in Trademark Global LLC.

(2)	Includes equity investment in TG Parent Newco LLC (Trademark Global LLC).

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

As of December 31, 2024 and 2023, $188,253 and $68,578, respectively, of the Company’s total assets were non-qualifying assets, as defined by Section 55(a) of the 1940 Act.

The Company uses Global Industry Classification Standards (GICS), Level 3 – Industry, for classifying the industry groupings of its portfolio companies.

The industry composition of long-term investments based on fair value as of December 31, 2024 and 2023 was as follows:

	December 31, 2024	December 31, 2023

Trading companies & distributors	15.1%	15.3%
Commercial services & supplies	11.7%	9.4%
Food products	10.0%	11.5%
Health care providers & services	8.4%	7.4%
Containers & packaging	7.5%	7.2%
Professional services	4.7%	4.5%
Aerospace & defense	4.4%	6.3%
Machinery	3.7%	3.8%
Personal care products	3.7%	3.0%
Automobile components	3.6%	2.0%
Leisure products	3.2%	3.3%
Building products	2.3%	2.0%
Textiles, apparel & luxury goods	2.1%	3.3%
Specialty retail	2.1%	0.7%
Insurance	2.0%	2.2%
Pharmaceuticals	1.8%	0.5%
IT services	1.7%	3.8%
Diversified telecommunication services	1.5%	0.4%
Wireless telecommunication services	1.5%	2.1%
Health care equipment & supplies	1.4%	1.5%
Hotels, restaurants & leisure	1.4%	-%
Chemicals	1.1%	3.1%
Household durables	1.0%	1.5%
Media	0.8%	-%
Household products	0.8%	1.2%
Construction materials	0.7%	-%
Biotechnology	0.6%	0.9%
Semiconductors & semiconductor equipment	0.6%	-%
Electrical equipment	0.5%	-%
Diversified consumer services	0.1%	-%
Software	-%	2.5%
Capital markets	-%	0.6%
	100.0%	100.0%

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

Kayne Anderson BDC, Inc.
Notes to Consolidated Financial Statements
(amounts in 000’s, except share and per share amounts)

The following tables present the fair value hierarchy of investments as of December 31, 2024 and December 31, 2023. Note that the valuation levels below are not necessarily an indication of the risk or liquidity associated with the underlying investment.

	Fair Value Hierarchy as of December 31, 2024
Investments:	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments(1)	$-	$253,224	$1,719,182	$1,972,406
Equity investments(2)	-	-	22,737	22,737
Short-term investments	48,683	-	-	48,683
Total Investments	$48,683	$253,224	$1,741,919	$2,043,826

(1)	Includes debt investment in Trademark Global LLC.

(2)	Includes equity investment in TG Parent Newco LLC (Trademark Global LLC).

	Fair Value Hierarchy as of December 31, 2023
Investments:	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$-	$-	$1,346,174	$1,346,174
Equity investments	-	-	17,324	17,324
Short-term investments	12,802	-	-	12,802
Total Investments	$12,802	$-	$1,363,498	$1,376,300

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the years ended December 31, 2024 and 2023.

For the year ended December 31, 2024	First-lien senior secured debt investments(1)	Private equity investments(2)	Total
Fair value, beginning of period	$1,346,174	$17,324	$1,363,498
Purchases of investments, including PIK, if any	653,938	3,563	657,501
Proceeds from sales of investments and principal repayments	(294,804)	(958)	(295,762)
Net change in unrealized gain (loss)	1,127	2,100	3,227
Net realized gain (loss)	-	708	708
Net accretion of discount on investments	12,747	-	12,747
Transfers into (out of) Level 3	-	-	-
Fair value, end of period	$1,719,182	$22,737	$1,741,919

(1)	Includes debt investment in Trademark Global LLC.

(2)	Includes equity investment in TG Parent Newco LLC (Trademark Global LLC).

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

For the year ended December 31, 2023	First-lien senior secured debt investments	Private equity investments	Total
Fair value, beginning of period	$1,157,971	$7,148	$1,165,119
Purchases of investments, including PIK, if any	392,388	605	392,993
Proceeds from sales of investments and principal repayments	(196,649)	-	(196,649)
Net change in unrealized gain (loss)	2,552	392	2,944
Net realized gain (loss)	(10,686)	-	(10,686)
Net accretion of discount on investments	9,777	-	9,777
Other(1)	(9,179)	9,179	-
Transfers into (out of) Level 3	-	-	-
Fair value, end of period	$1,346,174	$17,324	$1,363,498

(1)	Reflects non-cash conversions. These transactions represent non-cash investing activities.

For the years ended December 31, 2024 and 2023, the Company did not recognize any transfers to or from Level 3. The increase in unrealized gain (loss) relates to investments that were held during the period. The Company includes these unrealized gains and losses on the Statement of Operations – Net Change in Unrealized Gains (Losses).

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

Quantitative Table for Valuation Techniques

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of December 31, 2024 and December 31, 2023. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Advisor’s determination of fair value. The Company calculates weighted average, based on the value of the unobservable input of each investment relative to the fair value of the investment compared to the total fair value of all investments. First-lien senior secured debt investments include the Company’s senior secured loan in an investment vehicle (BC CS 2, L.P.), which is considered subordinated debt since it is collateralized by a preferred stock investment in Cuisine Solutions, Inc.

	As of December 31, 2024
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
First-lien senior secured debt investments	$1,719,182	Discounted cash flow analysis	Discount rate	8.2% - 15.0%	10.1%
Preferred equity investment	11,114	Discounted cash flow analysis	Discount rate	15.0%	15.0%
Preferred equity investment	500	Precedent Transaction Analysis	Original cost	1.0	1.0
Common equity investment	1,750	Precedent Transaction Analysis	Original cost	1.0	1.0
Other equity investments	9,373	Comparable Multiples	EV / EBITDA	7.6 - 17.2	11.3
	$1,741,919

	As of December 31, 2023
		Valuation	Unobservable		Weighted
	Fair Value	Technique	Input	Range	Average
First-lien senior secured debt investments	$1,346,174	Discounted cash flow analysis	Discount rate	8.3% – 15.0%	10.2%
Preferred equity investment	9,287	Discounted cash flow analysis	Discount rate	15.0%	15.0%
Other equity investments	8,037	Comparable Multiples	EV / EBITDA	7.1 – 17.2	11.5
	$1,363,498

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

Note 6. Debt

Corporate Credit Facility

As of December 31, 2024, the Company had a senior secured revolving credit facility (the “Corporate Credit Facility”), that has a total commitment of $475,000, $400,000 of which has a maturity date of November 22, 2029 and the remaining $75,000 of which has a maturity date of February 18, 2027, following the Company’s amendment of the Corporate Credit Facility on November 22, 2024. The Corporate Credit Facility also provides for a feature that allows the Company, under certain circumstances, to increase the overall size of the Corporate Credit Facility to a maximum of $600,000. The interest rate on the Corporate Credit Facility is equal to Term SOFR (a forward-looking rate based on SOFR futures) plus an applicable spread of 2.10% per annum or an “alternate base rate” (as defined in the agreements governing the Corporate Credit Facility) plus an applicable spread of 1.00%. The Company is also required to pay a commitment fee of 0.375% per annum on any unused portion of the Corporate Credit Facility.

Under the Corporate Credit Facility, the Company is required to comply with various covenants, reporting requirements and other customary requirements for similar revolving credit facilities, including, without limitation, covenants related to: (a) limitations on the incurrence of additional indebtedness and liens, (b) limitations on certain investments, (c) limitations on certain restricted payments, (d) maintaining a certain minimum stockholders’ equity, and (e) maintaining a ratio of total assets (less total liabilities not representing indebtedness) to total indebtedness of the Company and its consolidated subsidiaries of not less than 1.5:1.0. These covenants are subject to important limitations and exceptions that are described in the agreements governing the Corporate Credit Facility. Amounts available to borrow under the Corporate Credit Facility are subject to compliance with a borrowing base that applies different advance rates to different types of assets (based on their value as determined pursuant to the Corporate Credit Facility) that are pledged as collateral. The Corporate Credit Facility is secured by certain assets in the Company’s portfolio and excludes investments held by Kayne Anderson BDC Financing LLC (“KABDCF”) under the Revolving Funding Facility and by Kayne Anderson BDC Financing II, LLC (“KABDCF II”) under the Revolving Funding Facility II (each as defined below).

For the years ended December 31, 2024 and 2023, the average amount of borrowings outstanding under the Corporate Credit Facility was $173,911 and $251,655, respectively, with a weighted average interest rate of 7.42% and 7.35%, respectively, for the Corporate Facility portion. As of December 31, 2024, the Company had $250,000 outstanding under the Corporate Credit Facility at a weighted average interest rate of 6.49%. See Note 13 – Subsequent Events.

Revolving Funding Facility

As of December 31, 2024, the Company had a senior secured revolving funding facility (the “Revolving Funding Facility”), that has a total commitment of $600,000. On April 3, 2024, the Company and its wholly owned, special purpose financing subsidiary, Kayne Anderson BDC Financing, LLC (“KABDCF”), amended the Revolving Funding Facility. Under the terms of the third amendment, the Company and KABDCF increased the commitment amount from $455,000 to $600,000. The end of the reinvestment period was extended to April 2, 2027, and the maturity date was extended to April 3, 2029. The interest rate on the Revolving Funding Facility was reduced from daily SOFR plus 2.75% per annum to SOFR plus 2.375% - 2.50% per annum depending on the mix of loans securing the Revolving Funding Facility. All other terms of the Revolving Funding Facility remained substantially the same. The Revolving Funding Facility is secured by all of the assets held by KABDCF and the Company has agreed that it will not grant or allow a lien on the membership interest of KABDCF.

KABDCF is also required to pay a commitment fee of between 0.50% and 1.50% per annum depending on the size of the unused portion of the Revolving Funding Facility. Amounts available to borrow under the Revolving Funding Facility are subject to a borrowing base that applies different advance rates to different types of assets held by KABDCF and is subject to limitations with respect to the loans securing the Revolving Funding Facility, including restrictions on, loan size, industry concentration, payment frequency and status, as well as restrictions on portfolio company leverage, all of which may also affect the borrowing base and therefore amounts available to borrow. The Company and KABDCF are also required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. These covenants are subject to important limitations and exceptions that are described in the agreements governing the Revolving Funding Facility. See Note 13 – Subsequent Events.

Kayne Anderson BDC, Inc.
Notes to Consolidated Financial Statements
(amounts in 000’s, except share and per share amounts)

For the years ended December 31, 2024 and 2023, the average amount of borrowings outstanding under the Revolving Funding Facility was $371,041 and $290,890, respectively, with a weighted average interest rate of 7.67% and 7.74%, respectively. As of December 31, 2024, the Company had $420,000 outstanding under the Revolving Funding Facility at a weighted average interest rate of 6.72%.

Revolving Funding Facility II

As of December 31, 2024, the Company and Kayne Anderson BDC Financing II, LLC (“KABDCF II”), a wholly-owned, special purpose financing subsidiary, had a senior secured revolving credit facility (the “Revolving Funding Facility II”). The Revolving Funding Facility II has an initial commitment of $150,000 which, under certain circumstances, can be increased up to $500,000. The Revolving Funding Facility II is secured by all of the assets held by KABDCF II and the Company has agreed that it will not grant or allow a lien on the membership interest of KABDCF II. The end of the reinvestment period and the stated maturity date for the Revolving Funding Facility II are December 22, 2026, and December 22, 2028, respectively. The interest rate on the Revolving Funding Facility II is equal to 3-month term SOFR plus 2.70% per annum. KABDCF II is also required to pay a commitment fee of 0.50% between December 22, 2023 and September 22, 2024 and 0.75% thereafter on the unused portion of the Revolving Funding Facility II.

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

For the year ended December 31, 2024, the average amount of borrowings outstanding under the Revolving Funding Facility was $82,432, with a weighted average interest rate of 7.84%. For the period ended December 22, 2023 through December 31, 2023, the average amount of borrowings outstanding under the Revolving Funding Facility II was $70,000, with a weighted average interest rate of 8.07%. As of December 31, 2024, the Company had $113,000 outstanding under the Revolving Funding Facility II at a weighted average interest rate of 7.29%. See Note 13 – Subsequent Events.

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

For the years ended December 31, 2024 and 2023, the average amount of borrowings outstanding under the Subscription Credit Agreement were $3,306 and $41,782, respectively, with a weighted average interest rate of 7.61% and 7.03%, respectively.

Senior Unsecured Notes

As of December 31, 2024, the Company had $75,000 aggregate principal amount of senior unsecured notes (the “Notes”).

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

The table below sets forth a summary of the key terms of each series of Notes outstanding at December 31, 2024.

Series	Principal Outstanding December 31, 2024	Unamortized Issuance Costs	Estimated Fair Value December 31, 2024	Fixed Interest Rate	Maturity
A	$25,000	$196	$26,860	8.65%	6/30/2027
B	50,000	447	54,580	8.74%	6/30/2028
	$75,000	$643	$81,440

Holders of the Notes are entitled to receive cash interest payments semi-annually (on January 30 and July 30) at the fixed rate. As of December 31, 2024, the weighted average interest rate on the outstanding Notes was 8.71%.

As of December 31, 2024, the Notes were rated “BBB” by Kroll Bond Rating Agency (“KBRA”). The Company is required to maintain a current rating from one rating agency with respect to the Notes. In the event the Company does not maintain a current rating from a rating agency for a specified period of time or the credit rating on the Notes falls below “BBB-” (a “Below Investment Grade Event”), the interest rate per annum on the Notes will increase by 1.0% during the period the Notes are rated below “BBB-”. In the event the Company’s Secured Debt Ratio exceeds 55% (a “Secured Debt Ratio Event”), the interest rate per annum on the Notes will increase by 1.5% during the period the ratio is above stated percentage. If a Below Investment Grade Event and a Secured Debt Ratio Event is continuing at the same time the aggregate increase in interest rate per annum will not exceed 2.0%.

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

At December 31, 2024, the Company was in compliance with all covenants under the Notes agreements.

Debt obligations consisted of the following as of December 31, 2024 and 2023.

	December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Notes	$75,000	$75,000	$-	$74,357
Corporate Credit Facility	475,000	250,000	225,000	246,765
Revolving Funding Facility	600,000	420,000	180,000	415,254
Revolving Funding Facility II	150,000	113,000	37,000	111,749
Total debt	$1,300,000	$858,000	$442,000	$848,125

(1)	The amounts available under the Company’s credit facilities do not reflect any limitations related to each borrowing base as of December 31, 2024.

(2)	The carrying value of the Notes, Corporate Credit Facility, Revolving Funding Facility and Revolving Funding Facility II are presented net of deferred financing costs totaling $9,875.

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

	December 31, 2023
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Notes	$75,000	$75,000	$-	$74,149
Corporate Credit Facility	400,000	234,000	166,000	232,285
Revolving Funding Facility	455,000	306,000	18,536	303,981
Revolving Funding Facility II	150,000	70,000	9,716	68,195
Subscription Credit Agreement	50,000	10,750	39,250	10,709
Total debt	$1,130,000	$695,750	$233,502	$689,319

(1)	The amount available under the Company’s credit facilities reflects the assets held at KABDCF and KABDCF II and any limitations related to each borrowing base as of December 31, 2023.

(2)	The carrying value of the Notes, Corporate Credit Facility, Revolving Funding Facility, Revolving Funding Facility II and Subscription Credit Agreement are presented net of deferred financing costs totaling $6,431.

For the years ended December 31, 2024, 2023 and 2022, the components of interest expense were as follows:

	For the years ended
	December 31, 2024	December 31, 2023	December 31, 2022
Interest expense	$57,798	$49,620	$18,170
Amortization of debt issuance costs	3,718	2,694	2,122
Total interest expense	$61,516	$52,314	$20,292
Average interest rate	8.6%	8.4%	5.5%
Average borrowings	$705,690	$624,464	$368,182

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

Note 7. Share Transactions

Common Stock Issuances

The following tables summarize the number of common stock shares issued and aggregate proceeds received from such issuances related to the Company’s capital call notices pursuant to subscription agreements with investors for the years ended December 31, 2024, 2023 and 2022. See Note 13 – Subsequent Events.

On May 24, 2024, the Company completed its IPO, issuing 6,000,000 shares of its common stock at a public offering price of $16.63 per share. Net of underwriting fees and offering expenses, the Company received net cash proceeds of $92,363. The Company’s common stock began trading on the NYSE under the ticker symbol “KBDC” on May 22, 2024.

For the year ended December 31, 2024
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

For the year ended December 31, 2024, the agent has repurchased shares of common stock pursuant to the Plan as follows:

Period	Total number of shares repurchased	Average price paid per share	Approximate dollar value of shares that have been purchased under the plan	Approximate dollar value of shares that may yet be purchased under the plan
July 23 - 31, 2024	12,861	$16.20	$208	$99,792
August 1 - 31, 2024	38,271	$16.08	615	$99,177
September 1 - 30, 2024	17,548	$16.16	284	$98,893
October 1 - 31, 2024	19,810	$16.08	319	$98,574
November 1 - 30, 2024	6,123	$16.24	99	$98,475
Total stock repurchased	94,613		$1,525

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

Dividends and Dividend Reinvestment

The following tables summarize the dividends declared and payable by the Company for the years ended December 31, 2024, 2023 and 2022. For the year ended December 31, 2024, the $0.10 per share dividend with a payment date of December 20, 2024 was one of three special dividends declared by the Board of Directors in conjunction with the Company’s IPO in May 2024. See Note 13 – Subsequent Events.

For the year ended December 31, 2024
Dividend declaration date	Dividend record date	Dividend payment date	Dividend per share
March 6, 2024	March 29, 2024	April 17, 2024	$0.40
May 8, 2024	June 28, 2024	July 15, 2024	0.40
August 7, 2024	September 30, 2024	October 15, 2024	0.40
May 8, 2024	December 5, 2024	December 20, 2024	0.10
November 6, 2024	December 31, 2024	January 15, 2025	0.40
Total dividends declared			$1.70

For the year ended December 31, 2023
			Dividend
Dividend declaration date	Dividend record date	Dividend payment date	per share
March 7, 2023	March 31, 2023	April 14, 2023	$0.47
May 10, 2023	June 30, 2023	July 14, 2023	0.53
August 10, 2023	September 29, 2023	October 13, 2023	0.53
November 9, 2023	December 29, 2023	January 16, 2024	0.53
Total dividends declared			$2.06

For the year ended December 31, 2022
			Dividend
Dividend declaration date	Dividend record date	Dividend payment date	per share
April 19, 2022	April 20, 2022	April 26, 2022	$0.26
July 19, 2022	July 20, 2022	July 27, 2022	0.30
October 18, 2022	October 13, 2022	October 25, 2022	0.35
December 16, 2022	December 29, 2022	January 13, 2023	0.43
Total dividends declared			$1.34

The following tables summarize the amounts received and shares of common stock issued to shareholders pursuant to the Company’s dividend reinvestment plan (“DRIP”) for the years ended December 31, 2024, 2023 and 2022. See Note 13 - Subsequent Events.

For the year ended December 31, 2024
		DRIP
		shares	DRIP
Dividend record date	Dividend payment date	issued	value
December 29, 2023	January 16, 2024	95,791	$1,573
March 29, 2024	April 17, 2024	94,816	1,577
June 28, 2024	July 15, 2024	-	-
September 30, 2024	October 15, 2024	-	-
December 5, 2024	December 20, 2024	37,843	632
		228,450	$3,782

For the dividend paid on July 15, 2024, the DRIP value was $4,431 and fulfilled through open market purchases of common stock.

For the dividend paid on October 15, 2024, the DRIP value was $4,521 and was fulfilled through open market purchases of common stock.

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

For the dividend paid on December 20, 2024, the DRIP value was $1,084. Of this DRIP amount, $452 was fulfilled through open market purchases of common stock and $632 was fulfilled with the issuance of 37,843 shares of common stock.

For the dividend paid on January 15, 2025, the DRIP value was $3,923. This DRIP is excluded from the table above, as the DRIP share activity was after December 31, 2024.

For the year ended December 31, 2023
		DRIP
		shares	DRIP
Dividend record date	Dividend payment date	issued	value
December 29, 2022	January 13, 2023	57,860	$955
March 31, 2023	April 14, 2023	65,733	1,089
June 30, 2023	July 14, 2023	81,527	1,352
September 29, 2023	October 13, 2023	96,731	1,586
		301,851	$4,982

For the dividend paid on January 16, 2024, there were 95,791 shares issued with a DRIP value of $1,573. These shares are excluded from the table above, as the DRIP shares were issued after December 31, 2023.

For the year ended December 31, 2022
		DRIP
		shares	DRIP
Dividend record date	Dividend payment date	issued	value
December 29, 2021	January 18, 2022	55,590	$902
April 20, 2022	April 26, 2022	75,270	1,222
July 20, 2022	July 27, 2022	88,081	1,431
October 13, 2022	October 25, 2022	127,414	2,087
		346,355	$5,642

For the dividend paid on January 13, 2023, there were 57,860 shares issued with a DRIP value of $955. These shares are excluded from the table above, as the DRIP shares were issued after December 31, 2022.

On May 10, 2024, in conjunction with the Company’s IPO, the Board of Directors declared the following special dividends:

Record date	Pay date	Special Dividend
December 5, 2024	December 20, 2024	$0.10
March 3, 2025	March 18, 2025	$0.10
June 9, 2025	June 24, 2025	$0.10

Note 8. Commitments and Contingencies

The Company had an aggregate of $186,282 and $147,928, respectively, of unfunded commitments to provide debt financing to its portfolio companies as of December 31, 2024 and December 31, 2023. Such commitments are generally subject to the satisfaction of certain financial and nonfinancial covenants and certain operational metrics. The commitment period for these amounts may be shorter than the maturity date if drawn or funded. These commitments are not reflected in the Company’s consolidated statement of assets and liabilities. Consequently, such commitments result in an element of credit risk in excess of the amount recognized in the Company’s consolidated statement of assets and liabilities.

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

A summary of the composition of the unfunded commitments as of December 31, 2024 and 2023 is shown in the table below.

	As of	As of
	December 31, 2024	December 31, 2023
Alcami Corporation (Alcami)	$1,447	$2,543
Allcat Claims Service, LLC	10,803	5,370
Allentown, LLC	663	785
American Equipment Holdings LLC	2,922	483
American Soccer Company, Incorporated (SCORE)	2,601	2,601
Arborworks Acquisition LLC	1,792	1,872
MRC Keystone Acquisition LLC (Automated Handing Solutions)	3,864	-
Basel U.S. Acquisition Co., Inc. (IAC)	2,930	1,622
BCI Burke Holding Corp.	-	4,659
OAO Acquisitions, Inc. (BearCom)	2,482	6,982
Bloomington Holdco, LLC (BW Fusion)	6,421	-
BLP Buyer, Inc. (Bishop Lifting Products)	2,878	6,548
BR PJK Produce, LLC (Keany)	-	2,870
Carton Packaging Buyer, Inc.	2,848	2,848
CCFF Buyer, Inc (California Custom Fruits & Flavors, LLC)	9,812	-
CGI Automated Manufacturing, LLC	2,242	2,390
City Line Distributors, LLC	2,530	5,322
Curio Brands, LLC	1,719	1,719
DISA Holdings Corp. (DISA)	3,331	6,142
Diverzify Intermediate, LLC	3,155	-
DRS Holdings III, Inc. (Dr. Scholl’s)	310	310
Eastern Wholesale Fence	198	1,332
EIS Legacy, LLC	-	6,922
Energy Acquisition LP (Electrical Components International, Inc. - ECI)	1,442	-
Envirotech Services, LLC	6,746	-
Eppinger Technologies, LLC	1,145	1,450
FCA, LLC (FCA Packaging)	-	2,670
Fastener Distribution Holdings, LLC	7,502	-
Foundation Consumer Brands	577	577
Fralock Buyer LLC	-	300
Guardian Dentistry Partners	773	-
Guided Practice Solutions: Dental, LLC (GPS)	-	10,299
Gulf Pacific Holdings, LLC	1,798	10,153
Gusmer Enterprises, Inc.	3,676	3,676
Home Brands Group Holdings, Inc. (ReBath)	2,099	2,099
I.D. Images Acquisition, LLC	2,020	2,020
IF&P Foods, LLC (FreshEdge)	2,813	1,656
Improving Acquisition LLC	1,672	1,672
Krayden Holdings, Inc.	5,438	5,438
Superior Intermediate LLC (Landmark Structures)	10,006	-
Light Wave Dental Management LLC	4,171	827
LSL Industries, LLC (LSL Healthcare)	5,224	15,224
MacNeill Pride Group	1,798	3,877
ML Buyer, LLC (Mama Lycha Foods, LLC)	3,991	-
NMA Holdings, LLC (Neuromonitoring Associates)	7,459	-
Phoenix YW Buyer, Inc. (Elida Beauty)	1,960	-
Pixel Intermediate, LLC	1,482	-
PMFC Holding, LLC	-	137
Redwood MSO, LLC	2,784	-
Refocus Management Services, LLC	6,269	-
Regiment Security Partners LLC	104	104
The Robinette Company	5,047	-
Ruff Roofers Buyer, LLC	7,138	10,966
SGA Dental Partners Holdings, LLC	-	5,087
Siegel Egg Co., LLC	501	537
Silk Holdings III Corp. (Suave)	6,667	-
Speedstar Holding LLC	666	-
Sundance Holdings Group, LLC	-	439
Tapco Buyer LLC	9,435	-
Trademark Global LLC	480	480
US Anchors Group, Inc. (Mechanical Plastics Corp.)	2,819	-
United Safety & Survivability Corporation (USSC)	-	469
USALCO, LLC	-	1,494
Vehicle Accessories, Inc.	2,064	1,671
Workholding US Holdings, LLC (Forkardt Hardinge)	3,144	-
Worldwide Produce Acquisition, LLC	424	1,286
Total unfunded commitments	$186,282	$147,928

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of December 31, 2024 and 2023, management was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

Note 9. Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of December 31, 2024, 2023 and 2022, there were no dilutive shares.

The following table sets forth the computation of basic and diluted earnings per share of common stock for the years ended December 31, 2024, 2023 and 2022.

	For the years ended
	December 31, 2024	December 31, 2023	December 31, 2022

Net increase (decrease) in net assets resulting from operations	$131,940	$77,075	$45,765
Weighted average shares of common stock outstanding - basic and diluted	63,762,377	39,250,232	27,184,302
Earnings (loss) per share of common stock - basic and diluted	$2.07	$1.96	$1.68

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

The permanent differences for tax purposes from distributable earnings to additional paid in capital were reclassified for tax purposes for the tax years ended December 31, 2024, 2023 and 2022.

These reclassifications have no impact on net assets.

	For the years ended
	December 31, 2024	December 31, 2023	December 31, 2022
Increase (decrease) in distributable earnings	$819	$101	$29
Increase (decrease) in additional paid-in capital	$(819)	$(101)	$(29)

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

The following reconciles net increase in net assets resulting from operations to taxable income for the years ended December 31, 2024, 2023 and 2022:

	For the years ended
	December 31, 2024	December 31, 2023	December 31, 2022
Net increase (decrease) in net assets resulting from operations	$131,940	$77,075	$45,765
Net change in unrealized losses (gains) from investments, net of deferred income tax expense, if any	(2,098)	(2,944)	(5,502)
Net realized gains from investments(1)	(570)	-	-
Non-deductible expenses, including excise taxes and offering costs disallowed	819	101	29
Capital loss carryforward	-	10,686	-
Other book tax differences	(66)	(65)	(67)
Taxable income before deductions for distributions	$130,025	$84,853	$40,225

(1)	The realized gains of $570 are offset by capital losses generated for the year ended December 31, 2023 of $10,686.

For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof.

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

For the years ended December 31, 2024 and 2023, the Company incurred $817 and $101, respectively, of U.S. federal excise tax. There was no U.S. federal excise tax incurred for the year ended December 31, 2022.

The final determination of tax character will not be made until the Company files its tax return for each tax year and the tax characteristics of all distributions will be reported to stockholders on Form 1099 after the end of each calendar year. The tax character of distributions paid to stockholders during the tax years ended December 31, 2024, 2023 and 2022 were as follows.

	For the years ended
	December 31, 2024	December 31, 2023	December 31, 2022

Ordinary income	$111,908	$81,617	$39,553
Capital gains	-	-	-
Return of capital	-	-	-
Total	$111,908	$81,617	$39,553

For the years ended December 31, 2024, 2023 and 2022, the components of accumulated earnings on a tax basis were as follows.

	For the years ended
	December 31, 2024	December 31, 2023	December 31, 2022
Undistributed net investment income (loss)	$22,345	$4,227	$991
Undistributed capital gains	-	-	-
Capital loss carryforward	(13,357)	(10,686)	-
Other accumulated gain (loss)	-	-	-
Other temporary book / tax differences	(727)	(792)	(857)
Net unrealized appreciation (depreciation), net of deferred income tax expense, if any	25,614	20,275	17,331
Total	$33,875	$13,024	$17,465

Capital losses can be carried forward indefinitely to offset future capital gains. As of December 31, 2024, the Company had a capital loss carryforward of $401, which was characterized as short-term, and $12,956, which was characterized as long-term. As of December 31, 2023, the Company had a capital loss carryforward of $263, which was characterized as short-term, and $10,423, which was characterized as long-term. As of December 31, 2022, the Company had no capital loss carryforwards.

As of December 31, 2024, 2023 and 2022, the Company’s aggregate unrealized appreciation and depreciation on investments based on cost for U.S. federal income tax purposes was as follows:

	For the years ended
	December 31, 2024	December 31, 2023	December 31, 2022
Tax cost	$2,017,154	$1,356,025	$1,157,635

Gross unrealized appreciation	36,977	25,718	21,476
Gross unrealized depreciation	(10,646)	(5,443)	(4,145)
Net unrealized appreciation/(depreciation) on investments	$26,331	$20,275	$17,331

KABDC Corp, LLC, a wholly owned subsidiary, has elected to be treated as a corporation for U.S. tax purposes. As such, KABDC Corp, LLC is subject to U.S. Federal, state and local taxes. For the Company’s tax year ended December 31, 2024, KABDC Corp, LLC had a deferred income tax expense and a net deferred tax liability of $717. The net deferred tax liability of $717 is included in accrued expense and other liabilities on the Company’s Consolidated Statement of Assets and Liabilities as of December 31, 2024. For the Company’s tax years ended December 31, 2023 and 2022, KABDC Corp, LLC did not have a material provision for income taxes.

FASB ASC Topic 740, Accounting for Uncertainty in Income Taxes (“ASC 740”) provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. The Company recognizes the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities. As of December 31, 2024, 2023 and 2022, management has analyzed the Company’s tax positions, and has concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions taken in the Company’s current year tax return. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an ongoing analysis of tax laws, regulations and interpretations thereof.

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

Note 11. Financial Highlights

The following per share of common stock data has been derived from information provided in the audited financial statements. The following is a schedule of financial highlights for the years ended December 31, 2024, 2023, 2022 and 2021.

	For the years ended December 31,
	(amounts in thousands, except share and per share amounts)
Per Common Share Operating Performance (1)	2024	2023		2022	2021
Net Asset Value, Beginning of Period(2)	$16.42		$16.50	16.22	$14.86

Results of Operations:
Net Investment Income	2.03		2.16	1.48	0.94
Net Realized and Unrealized Gain (Loss) on Investments(3)	0.06		(0.18)	0.14	1.28
Net Increase (Decrease) in Net Assets Resulting from Operations	2.09		1.98	1.62	2.22

Distributions to Common Stockholders
Distributions	(1.70)		(2.06)	(1.34)	(0.86)
Net Decrease in Net Assets Resulting from Distributions	(1.70)		(2.06)	(1.34)	(0.86)

Capital Share Transactions
Issuance of Common Stock, net of Underwriting and Offering Costs	(0.11)		-	-	-
Net Increase (Decrease) Resulting from Capital Share Transactions	(0.11)		-	-	-
Net Asset Value, End of Period	$16.70		$16.42	$16.50	$16.22
Per Share Market Value, End of Period	$16.54	$	N/A	N/A	N/A

Shares Outstanding, End of Period	71,059,689		41,603,666	35,879,291	19,227,902

Ratio/Supplemental Data
Net assets, end of period	$1,186,342		$683,056	592,041	$311,969
Weighted-average shares outstanding	63,762,377		39,250,232	27,184,302	10,718,083
Total Return based on net asset value(4)	12.6%		12.5%	10.3%	14.2%
Total Return based on market value(5)	7.5%		N/A	N/A	N/A
Portfolio turnover	20.7%		15.5%	17.6%	31.3%
Ratio of operating expenses to average net assets before waivers(6)	10.1%		11.9%	7.9%	5.8%
Ratio of operating expenses to average net assets with waiver(6)	8.3%		11.9%	7.9%	5.8%
Ratio of net investment income (loss) to average net assets(6)	12.8%		13.3%	9.1%	6.8%

(1)	The per common share data was derived by using weighted average shares outstanding.

(2)	On February 5, 2021, the initial offering price of $15.00 per share less $0.14 per share of organizational costs.

(3)	Realized and unrealized gains and losses per share in this caption are balancing amounts necessary to reconcile the change in net asset value per share for the period and may not reconcile with the aggregate gains and losses in the Consolidated Statement of Operations due to share transactions during the period.

For the years ended December 31, 2024, 2023, 2022 and 2021, such share transactions include the effect of share issuances of $0.00, $0.00, $0.04 and $0.19 per share, respectively. During the period, shares were issued at prices that reflect the aggregate amount of the Company’s initial organizational and offering expenses. As a result, investors subscribing after the initial capital call are allocated organizational expenses consistently with all stockholders.

(4)	Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share (if any), divided by the beginning NAV per share. The calculation also assumes reinvestment of dividends at actual prices pursuant to the Company’s dividend reinvestment plan. Total return is not annualized.

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(5)	Total return based on market value is calculated as the change in market value per share during the respective periods, plus distributions per share, if any, divided by the beginning market value per share. The calculation also assumes reinvestment of dividends at actual prices pursuant to the Company’s dividend reinvestment plan. The beginning market value per share is based on the initial public offering price of $16.63 per share and not annualized.

(6)	The ratios reflect an annualized amount, except in the case of non-recurring expenses (e.g. initial organizational expense of $175 for the period February 5, 2021 (commencement of operations) through December 31, 2021).

Note 12. Segment Reporting

The Company operates through a single operating and reporting segment with an investment objective to generate both current income and capital appreciation through debt and equity investments. The CODM is comprised of the Company’s co-chief executive officers and these CODMs assess the performance and make operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase in stockholders’ equity resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODMs utilize net income as a key metric in determining the amount of dividends to be distributed to the Company’s stockholders. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying consolidated balance sheet as “total assets” and the significant segment expenses are listed on the accompanying consolidated statement of operations.

Note 13. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the financial statements included herein. There have been no subsequent events that require recognition or disclosure in these financial statements except as described below.

On January 15, 2025, the Company paid a regular dividend of $0.40 per share to each common stockholder of record as of December 31, 2024. The total dividend was $28,424 and $3,923 of the total was DRIP.

On February 5, 2025, the Company and KABDCF II entered into an amendment of its Revolving Funding Facility II. Under the terms of the amendment, the lender increased its commitment from $150,000 to $250,000 and decreased the interest rate on borrowings outstanding from 3-month term SOFR plus 2.70% to 3-month term SOFR plus 2.25%. Additionally, the maturity date of the facility was extended one year to December 22, 2029. All other terms of the Revolving Funding Facility II remain substantially the same.

On February 13, 2025, the Company and KABDCF entered into an amendment of its Revolving Funding Facility. Under the terms of the amendment, the lenders increased their commitments from $600,000 to $675,000 and decreased the interest rate on borrowings outstanding from daily SOFR plus 2.375% - 2.50%, depending upon the mix of loans, to daily SOFR plus 2.15%. Additionally, the maturity date of the facility was extended to February 13, 2030. All other terms of the Revolving Funding Facility remain substantially the same.

On February 14, 2025, the Company reduced the size of its Corporate Credit Facility from $475,000 to $400,000. This commitment reduction was done in conjunction with the $75,000 increase to its Revolving Funding Facility from $600,000 to $675,000.

On February 19, 2025, the Board of Directors of the Company declared a regular dividend to common stockholders in the amount of $0.40 per share. The regular dividend of $0.40 per share will be paid on April 15, 2025 to stockholders of record as of the close of business on March 31, 2025, payable in cash or shares of common stock of the Company pursuant to the Company’s Dividend Reinvestment Plan, as amended.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are not and have not been any disagreements between us and our accountant on any matter of accounting principles, practices or financial statement disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2024. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Report of Management on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Co-Chief Executive Officers and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in “Internal Control—Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on the evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2024. The Company's independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2024, as stated in their report which appears herein.

Attestation Report of the Registered Public Accounting Firm

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2025 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2024 and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2025 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2024 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2025 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2024 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2025 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2024 and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2025 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2024 and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) DOCUMENTS FILED AS PART OF THIS REPORT

The following is a list of our consolidated financial statements included in this Annual Report on Form 10-K under Item 8 of Part II hereof:

1. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

(b) EXHIBITS

3.1	Certificate of Formation (3)
3.2	Initial Limited Liability Company Agreement (1)
3.3	Certificate of Conversion (2)
3.4	Certificate of Incorporation (2)
3.5	Amended and Restated Bylaws (5)
4.1	Description of Securities (3)
10.1	Investment Advisory Agreement (1)
10.2	Amendment to Investment Advisory Agreement (8)
10.3	Amended and Restated Investment Advisory Agreement (13)
10.4	Administration Agreement (1)
10.5	License Agreement (1)
10.6	Indemnification Agreement (1)
10.7	Custody Agreement (1)
10.8	Subscription Agreement (1)
10.9	Loan and Security Agreement, dated as of February 5, 2021, by and between KA Credit Advisors, LLC, as collateral manager, Kayne Anderson BDC Financing, LLC, as borrower, certain lenders thereto, administrative agent for the lenders, and collateral agent for the lenders (2)
10.10	Credit Agreement, dated February 5, 2021, by and between Kayne Anderson BDC, Inc., as borrower, lenders signatories thereto, and agent and the lead arranger (2)
10.11	Second Amendment to Credit Agreement, dated December 3, 2021, by and between Kayne Anderson BDC, Inc., as borrower, lender signatories thereto, and agent and lead arranger (5)
10.12	Third Amendment to the Credit Agreement, dated December 30, 2022, by and between Kayne Anderson BDC, Inc., as borrower, lenders, and City National Bank as administrative agent for the lenders (7)
10.13	Fourth Amendment to the Credit Agreement, dated December 31, 2023, by and between Kayne Anderson BDC, Inc., as borrower, lenders, and City National Bank as administrative agent for the lenders (11)
10.14	Senior Secured Revolving Credit Agreement (4)
10.15	Second Amendment to Senior Secured Revolving Credit Agreement (14)
10.16	Loan and Security Agreement (4)
10.17	First Amendment to Loan and Security Agreement, dated November 17, 2022, by and between KA Credit Advisors, LLC, as collateral manager, Kayne Anderson BDC Financing, LLC, as borrower, certain lenders thereto, administrative agent for the lenders, and collateral agent for the lenders (6)
10.18	Second Amendment to Loan and Security Agreement, dated June 29, 2023, by and between KA Credit Advisors, LLC, as collateral manager, Kayne Anderson BDC Financing, LLC, as borrower, certain lenders thereto, administrative agent for the lenders, and collateral agent for the lenders (9)
10.19	Third Amendment to Loan and Security Agreement, dated April 3, 2024, by and between KA Credit Advisors, LLC, as collateral manager, Kayne Anderson BDC Financing, LLC, as borrower, certain lenders thereto, administrative agent for the lenders, and collateral agent for the lenders (12)
10.20	Fourth Amendment to Loan and Security Agreement, dated December 13, 2024, by and between KA Credit Advisors, LLC, as collateral manager, Kayne Anderson BDC Financing, LLC, as borrower, certain lenders thereto, administrative agent for the lenders, and collateral agent for the lenders *
10.21	Fifth Amendment to Loan and Security Agreement, dated February 13, 2025, by and between KA Credit Advisors, LLC, as collateral manager, Kayne Anderson BDC Financing, LLC, as borrower, certain lenders thereto, administrative agent for the lenders, and collateral agent for the lenders (16)
10.22	Loan and Security Agreement, dated December 22, 2023, by and between KA Credit Advisors, LLC, as portfolio manager, Kayne Anderson BDC Financing II, LLC, as borrower, certain lenders thereto, collateral administrator for the lenders, collateral agent for the lenders, securities intermediary party, and administrative agent for the lenders (10)

10.23	Amendment No. 2 to Loan and Security Agreement, dated December 22, 2023, by and between KA Credit Advisors, LLC, as portfolio manager, Kayne Anderson BDC Financing II, LLC, as borrower, certain lenders thereto, collateral administrator for the lenders, collateral agent for the lenders, securities intermediary party, and administrative agent for the lenders (15)
10.24	Notes Purchase Agreement, dated June 29, 2023, by and among the Company and the Purchasers party thereto (9)
14.1	Code of Ethics as amended November 9, 2023 *
14.2	Supplemental Antifraud Code of Ethics for Principal Officers and Senior Financial Officers (8)
21.1	Subsidiaries of Kayne Anderson BDC, Inc. (3)
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Incorporated by reference from the Company’s Amendment No. 2 to Form 10, as filed with the Securities and Exchange Commission on November 9, 2020.
(2)	Incorporated by reference from the Company’s Form 8-K, as filed with the Securities and Exchange Commission on February 9, 2021.
(3)	Incorporated by reference from the Company’s Form 10-K, as filed with the Securities and Exchange Commission on February 26, 2021.
(4)	Incorporated by reference from the Company’s Form 8-K, as filed with the Securities and Exchange Commission on February 25, 2022.
(5)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, as filed with the Securities and Exchange Commission on August 15, 2022.
(6)	Incorporated by reference from the Company’s Form 8-K, as filed with the Securities and Exchange Commission on November 22, 2022.
(7)	Incorporated by reference from the Company’s Form 8-K, as filed with the Securities and Exchange Commission on January 6, 2023.
(8)	Incorporated by reference from the Company’s Form 10-K, as filed with the Securities and Exchange Commission on March 13, 2023.
(9)	Incorporated by reference from the Company’s Form 8-K, as filed with the Securities and Exchange Commission on July 5, 2023.
(10)	Incorporated by reference from the Company’s Form 8-K, as filed with the Securities and Exchange Commission on December 29, 2023.
(11)	Incorporated by reference from the Company’s Form 8-K, as filed with the Securities and Exchange Commission on January 5, 2024.
(12)	Incorporated by reference from the Company’s Form 8-K, as filed with the Securities and Exchange Commission on April 8, 2024.
(13)	Incorporated by reference from the Company’s Quarterly report on Form 10-Q for the quarter ended June 30, 2024, as filed with the Securities and Exchange Commission on August 13, 2024.
(14)	Incorporated by reference from the Company’s Form 8-K, as filed with the Securities and Exchange Commission on November 26, 2024.
(15)	Incorporated by reference from the Company’s Form 8-K, as filed with the Securities and Exchange Commission on February 10, 2025.
(16)	Incorporated by reference from the Company’s Form 8-K, as filed with the Securities and Exchange Commission on February 18, 2025.

*	Filed herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kayne Anderson BDC, Inc.

Date: March 3, 2025

/s/ Douglas L. Goodwillie
	Name:	Douglas L. Goodwillie
	Title:	Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: March 3, 2025

/s/ Kenneth B. Leonard
	Name:	Kenneth B. Leonard
	Title:	Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: March 3, 2025
/s/ Terry A. Hart
	Name:	Terry A. Hart
	Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)