Form 10-Q
period 2025-03-31
Kayne Anderson BDC, Inc.
filed 2025-05-12
CIK 1747172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 7, 2025, the registrant had 70,883,335 shares of common stock, $0.001 par value per share, issued and outstanding.

i

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that involve substantial known and unknown risks, uncertainties and other factors. Undue reliance should not be placed on such statements. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about the company, current and prospective portfolio investments, the industry, beliefs and assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond control of Kayne Anderson BDC, Inc. (“the Company”) and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:

●	future operating results;

●	business prospects and the prospects of portfolio companies in which we invest;

●	the ability of our portfolio companies to achieve their objectives;

●	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets;

●	the ability of KA Credit Advisors, LLC (our “Advisor”) to locate suitable investments and to monitor and administer investments;

●	the ability of the Advisor and its affiliates to attract and retain highly talented professionals;

●	risks associated with possible disruptions in our operations, the operations of our portfolio companies or the economy generally, including disruptions due to terrorism, war or other geopolitical conflict, natural disasters, pandemics or cybersecurity incidents;

●	the adequacy of our cash resources, financing sources and working capital;

●	the timing of cash flows, distributions and dividends, if any, from the operations of the companies in which the Company invests;

●	the ability to maintain qualification as a business development company (“BDC”) and as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”);

●	the use of borrowings under our credit facilities and issuances of senior unsecured notes to finance a portion of the Company’s investments;

●	the adequacy, availability and pricing of financing sources and working capital for the Company;

●	actual or potential conflicts of interest with the Advisor and its affiliates;

●	contractual arrangements and relationships with third parties;

●	the risks associated with an economic downturn, increased inflation, political instability, tariffs and trade policy instability, supply chain issues, interest rate volatility, loss of key personnel, and the illiquid nature of investments of the Company; and

●	the risks, uncertainties and other factors the Company identifies under “Item 1A. Risk Factors” and elsewhere in this quarterly report on Form 10-Q, as well as in the Company’s annual report on Form 10-K for the year ended December 31, 2024.

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

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Kayne Anderson BDC, Inc.

Consolidated Statements of Assets and Liabilities

(amounts in 000’s, except share and per share amounts)

	March 31, 2025 (Unaudited)	December 31, 2024
Assets:
Investments, at fair value:
Non-controlled, non-affiliated investments (amortized cost of $2,134,837 and $1,956,617)	$2,154,674	$1,982,947
Non-controlled, affiliated investments (amortized cost of $15,355 and $15,438, respectively)	12,096	12,196
Investments in money market funds (amortized cost of $28,616 and $48,683)	28,616	48,683
Cash	17,364	22,375
Receivable for principal payments on investments	220	540
Interest receivable	17,240	14,965
Prepaid expenses and other assets	290	958
Total Assets	$2,230,500	$2,082,664

Liabilities:
Corporate Credit Facility (Note 6)	$194,000	$250,000
Unamortized Corporate Credit Facility issuance costs	(3,037)	(3,235)
Revolving Funding Facility (Note 6)	577,000	420,000
Unamortized Revolving Funding Facility issuance costs	(6,335)	(4,746)
Revolving Funding Facility II (Note 6)	169,500	113,000
Unamortized Revolving Funding Facility II issuance costs	(2,496)	(1,251)
Notes (Note 6)	75,000	75,000
Unamortized notes issuance costs	(593)	(643)
Shares repurchased payable (Note 7)	144	-
Distributions payable	28,514	28,424
Management fee payable (Note 3)	3,848	3,712
Incentive fee payable (Note 3)	4,490	-
Accrued expenses and other liabilities	13,906	15,236
Accrued excise tax expense	-	825
Total Liabilities	$1,053,941	$896,322

Commitments and contingencies (Note 8)

Net Assets:
Common Shares, $0.001 par value; 100,000,000 shares authorized; 71,276,973 and 71,059,689 as of March 31, 2025 and December 31, 2024, respectively, issued and outstanding	$71	$71
Additional paid-in capital	1,156,039	1,152,396
Total distributable earnings (deficit)	20,449	33,875
Total Net Assets	$1,176,559	$1,186,342
Total Liabilities and Net Assets	$2,230,500	$2,082,664
Net Asset Value Per Common Share	$16.51	$16.70

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Statements of Operations

(amounts in 000’s, except share and per share amounts)

(Unaudited)

	For the three months ended March 31,
	2025	2024
Income:
Investment income from investments:
Interest income from non-controlled, non-affiliated investments	$55,014	$46,237
Dividend income	231	257
Total Investment Income	55,245	46,494

Expenses:
Management fees	5,131	3,522
Incentive fees	4,490	2,631
Interest expense	17,125	15,656
Professional fees	345	264
Directors fees	158	147
Excise tax expense (benefit)	(43)	-
Other general and administrative expenses	581	471
Total Expenses	27,787	22,691
Less: Management fee waiver (Note 3)	(1,283)	-
Net expenses	26,504	22,691
Net Investment Income (Loss)	28,741	23,803

Realized and unrealized gains (losses) on investments
Net realized gains (losses):
Non-controlled, non-affiliated investments	566	-
Total net realized gains (losses)	566	-
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	(6,493)	3,952
Non-controlled, affiliated investments	(18)	-
Total net change in unrealized gains (losses)	(6,511)	3,952
Total realized and unrealized gains (losses)	(5,945)	3,952
Income tax (expense) benefit on unrealized appreciation/depreciation on investments	(581)	-
Net Increase (Decrease) in Net Assets Resulting from Operations	$22,215	$27,755

Per Common Share Data:
Basic and diluted net investment income per common share	$0.40	$0.52
Basic and diluted net increase in net assets resulting from operations	$0.31	$0.61
Weighted Average Common Shares Outstanding - Basic and Diluted	71,234,684	45,345,417

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Statements of Changes in Net Assets

(amounts in 000’s, except share amounts)

(Unaudited)

	For the three months ended March 31,
	2025	2024
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$28,741	$23,803
Net realized gains (losses) on investments	566	-
Net change in unrealized gains (losses) on investments	(6,511)	3,952
Income tax (expense) benefit on unrealized appreciation/depreciation on investments	(581)	-
Net Increase (Decrease) in Net Assets Resulting from Operations	22,215	27,755

Decrease in Net Assets Resulting from Stockholder Dividends
Dividends to stockholders	(35,641)	(19,516)
Net Decrease in Net Assets Resulting from Stockholder Dividends	(35,641)	(19,516)

Increase in Net Assets Resulting from Capital Share Transactions
Issuance of common shares	-	118,689
Common stock purchased under the share repurchase program	(384)	-
Reinvestment of dividends	4,027	1,573
Net Increase in Net Assets Resulting from Capital Share Transactions	3,643	120,262
Total Increase (Decrease) in Net Assets	(9,783)	128,501
Net Assets, Beginning of Period	1,186,342	683,056
Net Assets, End of Period	$1,176,559	$811,557

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Statements of Cash Flows

(amounts in 000’s)

(Unaudited)

	For the three months ended March 31,
	2025	2024

Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$22,215	$27,755
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized (gains)/losses on investments	(566)	-
Net change in unrealized (gains)/losses on investments	6,511	(3,952)
Net accretion of discount on investments	(3,467)	(2,621)
Sales (purchases) of investments in money market funds, net	20,067	1,934
Purchases of portfolio investments	(287,737)	(446,080)
Proceeds from sales of investments and principal repayments	113,990	32,390
Paid-in-kind interest from portfolio investments	(306)	(284)
Amortization of deferred financing cost	921	897
Increase/(decrease) in operating assets and liabilities:
(Increase)/decrease in interest and dividends receivable	(2,327)	(2,677)
(Increase)/decrease in receivable for principal payments on investments	320	(189)
Increase/(decrease) in accrued excise tax expense	(825)	(101)
(Increase)/decrease in prepaid expenses and other assets	668	53
Increase/(decrease) in payable for investments purchased	-	299,692
Increase/(decrease) in management fees payable	136	526
Increase/(decrease) in incentive fee payable	4,490	2,631
Increase/(decrease) in accrued expenses and other liabilities	(1,330)	(1,007)
Net cash used in operating activities	(127,240)	(91,033)
Cash Flows from Financing Activities:
Borrowings/(payments) on Corporate Credit Facility, net	(56,000)	(36,000)
Borrowings on Revolving Funding Facility, net	157,000	13,000
Borrowings on Revolving Funding Facility II, net	56,500	(3,000)
Borrowings/(payments) on Subscription Credit Agreement, net	-	(10,750)
Payments of debt issuance costs	(3,507)	(105)
Deposits for issuance of common shares	-	29,025
Payable for share repurchases	144	-
Dividends paid in cash	(31,524)	(20,477)
Proceeds from issuance of common shares	-	118,689
Repurchase of common shares	(384)	-
Net cash provided by financing activities	122,229	90,382
Net increase (decrease) in cash	(5,011)	(651)
Cash, beginning of period	22,375	34,069
Cash, end of period	$17,364	$33,418

Supplemental and Non-Cash Information:
Interest paid during the period	$17,838	$15,783
Non-cash financing activities not included herein consisted of reinvestment of dividends	$4,027	$1,573

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of March 31, 2025

(amounts in 000’s, except number of shares, units)

(Unaudited)

							Maturity	Principal /	Amortized	Fair	Percentage of
Portfolio Company	Footnotes(1)(2)	Investment(3)	Interest Rate	Spread	PIK Rate	Reference(4)	Date	Par	Cost(5)	Value	Net Assets
Debt and Equity Investments
Debt Investments
Aerospace & defense
Basel U.S. Acquisition Co., Inc. (IAC)	(6)	First lien senior secured loan	9.55%	5.25%	-	SOFR(Q)	12/5/2028	$18,261	$17,918	$18,524	1.6%
		First lien senior secured loan	9.55%	5.25%	-	SOFR(Q)	12/5/2028	3,688	3,640	3,741	0.3%
		First lien senior secured delayed draw loan	9.55%	5.25%	-	SOFR(Q)	12/5/2028	-	-	-	0.0%
		First lien senior secured revolving loan	9.55%	5.25%	-	SOFR(Q)	12/5/2028	-	-	-	0.0%
Fastener Distribution Holdings, LLC		First lien senior secured loan	9.07%	4.75%	-	SOFR(M)	11/4/2031	20,017	19,830	20,167	1.7%
		First lien senior secured delayed draw loan	9.07%	4.75%	-	SOFR(M)	11/4/2031	-	-	-	0.0%
TransDigm Inc	(7)	First lien senior secured loan	6.80%	2.50%	-	SOFR(Q)	2/28/2031	9,985	10,031	9,923	0.8%
Vitesse Systems Parent, LLC		First lien senior secured loan	11.44%	7.00%	-	SOFR(M)	12/22/2028	30,818	30,204	30,818	2.6%
		First lien senior secured revolving loan	11.44%	7.00%	-	SOFR(M)	12/22/2028	5,615	5,480	5,615	0.5%
								88,384	87,103	88,788	7.5%
Automobile components
Clarios Global LP	(6)(7)	First lien senior secured loan	6.82%	2.50%	-	SOFR(M)	5/6/2030	10,035	10,071	9,884	0.8%
Speedstar Holding LLC		First lien senior secured loan	10.31%	6.00%	-	SOFR(Q)	7/22/2027	6,085	6,030	6,024	0.5%
		First lien senior secured delayed draw loan	10.31%	6.00%	-	SOFR(Q)	7/22/2027	664	651	658	0.1%
WAM CR Acquisition, Inc. (Wolverine)		First lien senior secured loan	10.55%	6.25%	-	SOFR(Q)	7/23/2029	26,763	26,282	27,164	2.3%
								43,547	43,034	43,730	3.7%
Biotechnology
Alcami Corporation		First lien senior secured delayed draw loan	11.42%	7.00%	-	SOFR(M)	12/21/2028	844	844	844	0.1%
		First lien senior secured revolving loan	11.42%	7.00%	-	SOFR(M)	12/21/2028	117	83	117	0.0%
		First lien senior secured loan	11.46%	7.00%	-	SOFR(Q)	12/21/2028	11,471	11,200	11,471	1.0%
								12,432	12,127	12,432	1.1%
Building products
Ruff Roofers Buyer, LLC		First lien senior secured loan	9.29%	5.00%	-	SOFR(Q)	11/19/2029	7,097	6,918	7,097	0.6%
		First lien senior secured loan	9.30%	5.00%	-	SOFR(M)	11/19/2029	2,660	2,627	2,660	0.2%
		First lien senior secured revolving loan	9.30%	5.00%	-	SOFR(M)	11/19/2029	-	-	-	0.0%
		First lien senior secured delayed draw loan	9.30%	5.00%	-	SOFR(M)	3/15/2027	-	-	-	0.0%
		First lien senior secured delayed draw loan	9.29%	5.00%	-	SOFR(Q)	11/19/2029	5,304	5,137	5,304	0.5%
		First lien senior secured delayed draw loan	9.30%	5.00%	-	SOFR(M)	11/19/2029	2,662	2,662	2,662	0.2%
US Anchors Group, Inc. (Mechanical Plastics Corp.)		First lien senior secured loan	9.30%	5.00%	-	SOFR(Q)	7/15/2029	14,074	13,780	14,074	1.2%
		First lien senior secured revolving loan	9.30%	5.00%	-	SOFR(Q)	7/15/2029	-	-	-	0.0%
								31,797	31,124	31,797	2.7%
Chemicals
Fralock Buyer LLC		First lien senior secured loan	10.29%	6.00%		SOFR(Q)	9/30/2026	12,996	12,782	12,963	1.1%
		First lien senior secured loan	10.29%	6.00%		SOFR(Q)	9/30/2026	4,472	4,439	4,461	0.4%
		First lien senior secured revolving loan	10.29%	6.00%		SOFR(Q)	9/30/2026	2,001	1,997	1,996	0.2%
Nouryon USA, LLC (f/k/a AkzoNobel Specialty Chemicals)	(7)	First lien senior secured loan	7.55%	3.25%	-	SOFR(Q)	4/3/2028	9,736	9,782	9,700	0.8%
								29,205	29,000	29,120	2.5%

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of March 31, 2025

(amounts in 000’s, except number of shares, units)

(Unaudited)

							Maturity	Principal /	Amortized	Fair	Percentage of
Portfolio Company	Footnotes(1)(2)	Investment (3)	Interest Rate	Spread	PIK Rate	Reference (4)	Date	Par	Cost(5)	Value	Net Assets
Commercial services & supplies
Advanced Environmental Monitoring Intermediate, Inc.	(8)	First lien senior secured loan	10.21%	5.75%	-	SOFR(Q)	1/29/2027	3,651	3,594	3,651	0.3%
		First lien senior secured loan	10.20%	5.75%	-	SOFR(Q)	1/29/2027	7,372	7,290	7,372	0.6%
		First lien senior secured loan	10.20%	5.75%	-	SOFR(Q)	1/29/2027	2,787	2,787	2,787	0.2%
Allentown, LLC		First lien senior secured loan	11.46%	6.00%	1.00%	SOFR(Q)	4/22/2027	7,580	7,482	7,315	0.6%
		First lien senior secured delayed draw loan	11.46%	6.00%	1.00%	SOFR(Q)	4/22/2027	1,369	1,348	1,321	0.1%
		First lien senior secured revolving loan	13.50%	5.00%	1.00%	PRIME	4/22/2027	103	94	99	0.0%
American Equipment Holdings LLC		First lien senior secured loan	10.67%	6.00%	-	SOFR(S)	11/5/2026	16,016	15,883	16,016	1.4%
		First lien senior secured loan	10.67%	6.00%	-	SOFR(S)	11/5/2026	1,715	1,704	1,715	0.1%
		First lien senior secured loan	10.71%	6.00%	-	SOFR(S)	11/5/2026	2,059	2,042	2,059	0.2%
		First lien senior secured loan	10.69%	6.00%	-	SOFR(S)	11/5/2026	559	559	559	0.0%
		First lien senior secured loan	10.69%	6.00%	-	SOFR(S)	11/5/2026	-	-	-	0.0%
		First lien senior secured loan	10.74%	6.00%	-	SOFR(S)	11/5/2026	2,619	2,585	2,619	0.2%
		First lien senior secured delayed draw loan	10.67%	6.00%	-	SOFR(S)	11/5/2026	6,160	6,103	6,160	0.5%
		First lien senior secured delayed draw loan	10.68%	6.00%	-	SOFR(S)	11/5/2026	4,906	4,871	4,906	0.4%
		First lien senior secured revolving loan	10.68%	6.00%	-	SOFR(S)	11/5/2026	3,288	3,221	3,288	0.3%
Arborworks Acquisition, LLC	(9)(10)	First lien senior secured loan	-	-	-		11/6/2028	4,688	4,688	4,688	0.4%
		First lien senior secured revolving loan	-	-	-		11/6/2028	948	948	948	0.1%
Bloomington Holdco, LLC (BW Fusion)		First lien senior secured revolving loan	9.75%	5.50%	-	SOFR(S)	5/1/2030	21,195	20,793	21,406	1.8%
		First lien senior secured loan	9.80%	5.50%	-	SOFR(Q)	5/1/2030	3,612	3,426	3,648	0.3%
BLP Buyer, Inc. (Bishop Lifting Products)		First lien senior secured loan	10.32%	6.00%	-	SOFR(M)	12/22/2029	25,903	25,494	25,968	2.2%
		First lien senior secured loan	10.32%	6.00%	-	SOFR(M)	12/22/2029	1,217	1,196	1,220	0.1%
		First lien senior secured delayed draw loan	10.32%	6.00%	-	SOFR(M)	12/22/2029	3,170	3,118	3,178	0.3%
		First lien senior secured revolving loan	10.32%	6.00%	-	SOFR(M)	12/22/2029	1,242	1,181	1,245	0.1%
Connect America.Com, LLC	(8)	First lien senior secured loan	9.80%	5.50%	-	SOFR(Q)	10/11/2029	25,638	25,282	25,510	2.2%
Diverzify Intermediate LLC		First lien senior secured delayed draw loan	10.31%	5.75%	-	SOFR(Q)	4/4/2026	-	-	-	0.0%
		First lien senior secured loan	10.31%	5.75%	-	SOFR(Q)	5/11/2027	6,018	5,903	5,882	0.5%
Gusmer Enterprises, Inc.		First lien senior secured loan	10.94%	6.50%	-	SOFR(M)	5/7/2027	3,494	3,464	3,494	0.3%
		First lien senior secured delayed draw loan	10.94%	6.50%	-	SOFR(M)	5/7/2027	4,575	4,536	4,575	0.4%
		First lien senior secured delayed draw loan	10.94%	6.50%	-	SOFR(M)	5/7/2027	1,279	1,267	1,279	0.1%
		First lien senior secured revolving loan	10.93%	6.50%	-	SOFR(M)	5/7/2027	210	180	210	0.0%
Superior Intermediate LLC (Landmark Structures)		First lien senior secured loan	10.32%	6.00%	-	SOFR(M)	12/18/2029	18,211	17,739	18,347	1.6%
		First lien senior secured delayed draw loan	10.32%	6.00%	-	SOFR(M)	12/18/2029	-	-	-	0.0%
		First lien senior secured revolving loan	10.32%	6.00%	-	SOFR(M)	12/18/2029	-	-	-	0.0%
PMFC Holding, LLC		First lien senior secured loan	11.95%	7.50%	-	SOFR(Q)	7/31/2026	5,489	5,442	5,489	0.5%
		First lien senior secured delayed draw loan	11.94%	7.50%	-	SOFR(Q)	7/31/2026	2,753	2,742	2,753	0.2%
		First lien senior secured revolving loan	11.94%	7.50%	-	SOFR(Q)	7/31/2026	-	-	-	0.0%
Regiment Security Partners LLC		First lien senior secured loan	12.45%	8.00%	-	SOFR(Q)	9/15/2026	6,360	6,305	6,360	0.6%
		First lien senior secured delayed draw loan	14.45%	10.00%	-	SOFR(Q)	9/15/2026	2,602	2,584	2,602	0.2%
		First lien senior secured revolving loan	14.45%	10.00%	-	SOFR(Q)	9/15/2026	1,452	1,436	1,452	0.1%
Tempo Acquisition, LLC	(7)	First lien senior secured loan	6.07%	1.75%	-	SOFR(M)	8/31/2028	8,165	8,191	8,095	0.7%
Tapco Buyer LLC		First lien senior secured loan	9.31%	5.00%	-	SOFR(Q)	11/15/2030	10,471	10,325	10,471	0.9%
		First lien senior secured delayed draw loan	9.31%	5.00%	-	SOFR(Q)	11/15/2030	603	509	603	0.1%
		First lien senior secured revolving loan	9.31%	5.00%	-	SOFR(Q)	11/15/2030	-	-	-	0.0%
								219,479	216,312	219,290	18.6%
Construction materials
Quikrete Holdings Inc	(7)	First lien senior secured loan	6.57%	2.25%	-	SOFR(M)	3/19/2029	14,850	14,850	14,693	1.2%

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of March 31, 2025

(amounts in 000’s, except number of shares, units)

(Unaudited)

							Maturity	Principal /	Amortized	Fair	Percentage of Net
Portfolio Company	Footnotes (1)(2)	Investment (3)	Interest Rate	Spread	PIK Rate	Reference(4)	Date	Par	Cost(5)	Value	Assets
Containers & packaging
Carton Packaging Buyer, Inc. (Century Box)		First lien senior secured loan	10.49%	6.25%	-	SOFR(S)	10/30/2028	23,958	23,447	23,958	2.0%
		First lien senior secured revolving loan	10.49%	6.25%	-	SOFR(S)	10/30/2028	-	-	-	0.0%
Drew Foam Companies Inc.		First lien senior secured loan	10.45%	6.00%	-	SOFR(Q)	12/5/2026	6,960	6,835	6,890	0.6%
		First lien senior secured loan	10.45%	6.00%	-	SOFR(Q)	12/5/2026	19,782	19,628	19,585	1.7%
FCA, LLC		First lien senior secured loan	9.26%	5.00%	-	SOFR(S)	7/18/2028	18,673	18,503	18,673	1.6%
		First lien senior secured loan	10.07%	5.75%	-	SOFR(M)	7/18/2028	1,706	1,679	1,723	0.1%
M2S Group Intermediate Holdings, Inc.		First lien senior secured loan	9.05%	4.75%	-	SOFR(M)	8/25/2031	39,080	36,514	37,713	3.2%
Monza Purchaser, LLC (Smyth)		First lien senior secured loan	9.81%	5.50%	-	SOFR(Q)	2/28/2030	26,559	26,033	26,559	2.2%
		First lien senior secured revolving loan	9.72%	5.50%	-	SOFR(S)	2/28/2030	2,056	1,841	2,056	0.2%
		First lien senior secured delayed draw loan	9.72%	5.50%	-	SOFR(S)	2/28/2027	-	-	-	0.0%
The Robinette Company		First lien senior secured loan	10.06%	5.75%	-	SOFR(Q)	5/10/2029	10,200	10,025	10,302	0.9%
		First lien senior secured revolving loan	10.06%	5.75%	-	SOFR(Q)	5/10/2029	2,414	2,331	2,438	0.2%
		First lien senior secured delayed draw loan	10.06%	5.75%	-	SOFR(Q)	11/10/2025	-	-	-	0.0%
WCHG Buyer, Inc. (Handgards)		First lien senior secured loan	9.30%	5.00%	-	SOFR(Q)	4/10/2031	37,645	37,248	37,645	3.2%
								189,033	184,084	187,542	15.9%
Diversified consumer services
Fugue Finance B.V.	(6)(7)	First lien senior secured loan	7.50%	3.25%	-	SOFR(Q)	1/9/2032	2,985	2,979	2,978	0.3%

Diversified telecommunication services
Liberty Global/Vodafone Ziggo	(6)(7)	First lien senior secured loan	6.93%	2.50%	-	SOFR(M)	4/30/2028	10,060	9,974	9,794	0.8%
Network Connex (f/k/a NTI Connect, LLC)		First lien senior secured loan	9.45%	5.00%	-	SOFR(Q)	7/31/2027	3,552	3,535	3,552	0.3%
Virgin Media Bristol LLC	(7)	First lien senior secured loan	6.93%	2.50%	-	SOFR(M)	1/31/2028	17,500	17,355	17,002	1.5%
								31,112	30,864	30,348	2.6%
Electrical equipment
Westinghouse (Wec US Holdings LTD)	(7)	First lien senior secured loan	6.57%	2.25%	-	SOFR(M)	1/27/2031	10,010	10,021	9,910	0.8%

Food products
BC CS 2, L.P. (Cuisine Solutions, Inc.)	(6)(11)	-	12.55%	8.00%	-	SOFR(S)	7/8/2028	18,111	17,810	18,111	1.5%
BR PJK Produce, LLC (Keany)		First lien senior secured loan	10.71%	6.25%	-	SOFR(Q)	11/14/2027	29,266	28,847	29,412	2.5%
		First lien senior secured loan	10.71%	6.25%	-	SOFR(Q)	11/14/2027	4,327	4,246	4,349	0.4%
		First lien senior secured delayed draw loan	10.71%	6.25%	-	SOFR(Q)	11/14/2027	4,354	4,261	4,375	0.4%
		First lien senior secured delayed draw loan	10.71%	6.25%	-	SOFR(Q)	11/14/2027	1,415	1,393	1,422	0.1%
CCFF Buyer, LLC (California Custom Fruits & Flavors, LLC)		First lien senior secured loan	9.28%	5.00%	-	SOFR(S)	2/26/2030	13,861	13,565	13,931	1.2%
		First lien senior secured delayed draw loan	9.26%	5.00%	-	SOFR(S)	2/26/2030	7,906	7,650	7,946	0.7%
		First lien senior secured revolving loan	9.26%	5.00%	-	SOFR(S)	2/26/2030	-	-	-	0.0%
City Line Distributors LLC		First lien senior secured loan	10.44%	6.00%	-	SOFR(M)	8/31/2028	8,784	8,622	8,872	0.8%
		First lien senior secured delayed draw loan	10.43%	6.00%	-	SOFR(M)	8/31/2028	3,599	3,554	3,635	0.3%
		First lien senior secured revolving loan	10.43%	6.00%	-	SOFR(M)	8/31/2028	-	-	-	0.0%
Gulf Pacific Acquisition, LLC		First lien senior secured loan	11.42%	7.00%	-	SOFR(M)	9/30/2028	19,924	19,667	19,526	1.7%
		First lien senior secured delayed draw loan	11.42%	7.00%	-	SOFR(M)	9/30/2028	1,680	1,680	1,646	0.1%
		First lien senior secured revolving loan	11.42%	7.00%	-	SOFR(M)	9/30/2028	4,195	4,125	4,111	0.3%

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of March 31, 2025

(amounts in 000’s, except number of shares, units)

(Unaudited)

							Maturity	Principal /	Amortized	Fair	Percentage of
Portfolio Company	Footnotes (1)(2)	Investment (3)	Interest Rate	Spread	PIK Rate	Reference(4)	Date	Par	Cost(5)	Value	Net Assets
IF&P Foods, LLC (FreshEdge)		First lien senior secured loan	10.02%	5.63%	-	SOFR(Q)	10/3/2028	26,901	26,469	26,900	2.3%
		First lien senior secured loan	10.40%	6.00%	-	SOFR(Q)	10/3/2028	213	209	213	0.0%
		First lien senior secured loan	9.65%	5.25%	-	SOFR(Q)	10/3/2028	710	684	704	0.1%
		First lien senior secured delayed draw loan	10.02%	5.63%	-	SOFR(Q)	10/3/2028	3,994	3,935	3,994	0.3%
		First lien senior secured revolving loan	10.02%	5.63%	-	SOFR(M)	10/3/2028	2,950	2,900	2,950	0.3%
J&K Ingredients, LLC		First lien senior secured loan	10.55%	6.25%	-	SOFR(Q)	11/16/2028	11,436	11,213	11,550	1.0%
ML Buyer, LLC (Mama Lycha Foods, LLC)		First lien senior secured loan	9.54%	5.25%	-	SOFR(Q)	9/7/2029	11,526	11,317	11,555	1.0%
		First lien senior secured revolving loan	9.55%	5.25%	-	SOFR(Q)	9/7/2029	200	129	200	0.0%
Siegel Egg Co., LLC	(9)(10)	First lien senior secured loan	-	-	-	SOFR(Q)	12/29/2026	14,727	14,618	11,045	0.9%
		First lien senior secured revolving loan	-	-	-	SOFR(Q)	12/29/2026	3,090	3,067	2,317	0.2%
Worldwide Produce Acquisition, LLC		First lien senior secured delayed draw loan	10.97%	6.75%	-	SOFR(S)	1/18/2029	554	542	534	0.0%
		First lien senior secured delayed draw loan	10.97%	6.75%	-	SOFR(S)	1/18/2029	460	437	444	0.0%
		First lien senior secured delayed draw loan	10.97%	6.75%	-	SOFR(S)	1/18/2029	-	-	-	0.0%
		First lien senior secured revolving loan	10.97%	6.75%	-	SOFR(S)	1/18/2029	-	-	-	0.0%
		First lien senior secured loan	10.97%	6.75%	-	SOFR(S)	1/18/2029	2,824	2,765	2,725	0.2%
								197,007	193,705	192,467	16.3%
Health care providers & services
Brightview, LLC		First lien senior secured loan	10.44%	6.00%	-	SOFR(M)	12/14/2026	12,705	12,698	12,705	1.1%
		First lien senior secured delayed draw loan	10.44%	6.00%	-	SOFR(M)	12/14/2026	1,697	1,695	1,697	0.1%
		First lien senior secured revolving loan	10.44%	6.00%	-	SOFR(M)	12/14/2026	774	772	774	0.1%
Guardian Dentistry Practice Management, LLC		First lien senior secured loan	9.94%	5.50%	-	SOFR(M)	8/20/2027	5,899	5,822	5,899	0.5%
		First lien senior secured delayed draw loan	9.94%	5.50%	-	SOFR(M)	8/20/2027	11,562	11,417	11,562	1.0%
		First lien senior secured delayed draw loan	9.94%	5.50%	-	SOFR(M)	8/20/2027	4,510	4,491	4,510	0.4%
		First lien senior secured revolving loan	9.94%	5.50%	-	SOFR(M)	8/20/2027	-	-	-	0.0%
Guided Practice Solutions: Dental, LLC (GPS)		First lien senior secured delayed draw loan	10.69%	6.25%	-	SOFR(M)	11/24/2026	16,612	16,358	16,612	1.4%
		First lien senior secured delayed draw loan	10.69%	6.25%	-	SOFR(M)	11/24/2026	3,970	3,970	3,970	0.3%
		First lien senior secured delayed draw loan	10.69%	6.25%	-	SOFR(M)	11/24/2026	9,710	9,627	9,710	0.8%
Light Wave Dental Management, LLC		First lien senior secured revolving loan	9.80%	5.50%	-	SOFR(Q)	6/30/2029	1,084	980	1,087	0.1%
		First lien senior secured loan	9.80%	5.50%	-	SOFR(Q)	6/30/2029	22,141	21,659	22,197	1.9%
		First lien senior secured loan	9.80%	5.50%	-	SOFR(Q)	6/30/2029	493	479	494	0.1%
		First lien senior secured loan	9.80%	5.50%	-	SOFR(Q)	6/30/2029	2,282	2,246	2,288	0.2%
MVP VIP Borrower, LLC		First lien senior secured loan	10.80%	6.50%	-	SOFR(M)	1/3/2029	19,431	19,047	19,625	1.7%
		First lien senior secured delayed draw loan	10.80%	6.50%	-	SOFR(Q)	1/3/2029	1,567	1,537	1,583	0.1%
NMA Holdings, LLC (Neuromonitoring Associates)		First lien senior secured loan	9.55%	5.25%	-	SOFR(Q)	12/18/2030	16,384	16,022	16,589	1.4%
		First lien senior secured revolving loan	9.55%	5.25%	-	SOFR(Q)	12/18/2030	-	-	-	0.0%
		First lien senior secured delayed draw loan	9.55%	5.25%	-	SOFR(Q)	12/18/2030	-	-	-	0.0%
Redwood MSO, LLC (Smile Partners)		First lien senior secured loan	9.57%	5.25%	-	SOFR(M)	12/20/2029	11,188	10,975	11,188	1.0%
		First lien senior secured delayed draw loan	9.55%	5.25%	-	SOFR(M)	12/20/2029	194	155	194	0.0%
		First lien senior secured revolving loan	9.55%	5.25%	-	SOFR(M)	12/20/2029	-	-	-	0.0%
Refocus Management Services, LLC		First lien senior secured loan	9.90%	5.50%	-	SOFR(Q)	2/14/2029	18,175	17,715	18,175	1.5%
		First lien senior secured delayed draw loan	9.91%	5.50%	-	SOFR(Q)	2/14/2029	3,305	3,243	3,305	0.3%
		First lien senior secured revolving loan	9.89%	5.50%	-	SOFR(Q)	2/14/2029	496	456	496	0.0%
Salt Dental Collective LLC		First lien senior secured delayed draw loan	11.17%	6.75%	-	SOFR(M)	2/15/2028	3,970	3,970	3,970	0.3%
								168,149	165,334	168,630	14.3%

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of March 31, 2025

(amounts in 000’s, except number of shares, units)

(Unaudited)

							Maturity	Principal /	Amortized	Fair	Percentage of
Portfolio Company	Footnotes(1)(2)	Investment (3)	Interest Rate	Spread	PIK Rate	Reference(4)	Date	Par	Cost(5)	Value	Net Assets
Health care equipment & supplies
ECS Opco 1, LLC (Spectrum Vascular)		First lien senior secured loan	8.94%	4.75%	-	SOFR(S)	3/26/2031	5,905	5,804	5,905	0.5%
		First lien senior secured delayed draw loan	8.94%	4.75%	-	SOFR(S)	3/26/2031	-	-	-	0.0%
		First lien senior secured revolving loan	8.94%	4.75%	-	SOFR(S)	3/26/2031	-	-	-	0.0%
LSL Industries, LLC (LSL Healthcare)		First lien senior secured loan	11.56%	7.00%	-	SOFR(Q)	11/3/2027	19,035	18,514	18,606	1.6%
		First lien senior secured delayed draw loan	11.56%	7.00%	-	SOFR(Q)	11/3/2027	-	-	-	0.0%
		First lien senior secured revolving loan	11.56%	7.00%	-	SOFR(Q)	11/3/2027	-	-	-	0.0%
Medline Borrower LP	(7)	First lien senior secured loan	6.57%	2.25%	-	SOFR(M)	10/23/2028	9,960	9,997	9,937	0.8%
								34,900	34,315	34,448	2.9%
Hotels, restaurants & leisure
IRB Holding Corp (Inspire Brands)	(7)	First lien senior secured loan	6.82%	2.50%	-	SOFR(M)	12/15/2027	9,985	10,004	9,916	0.8%
Restaurant Brands (1011778 BC ULC)	(6)(7)	First lien senior secured loan	6.07%	1.75%	-	SOFR(M)	9/20/2030	17,325	17,342	17,134	1.5%
								27,310	27,346	27,050	2.3%
Household durables
Curio Brands, LLC		First lien senior secured loan	9.47%	5.00%	-	SOFR(S)	12/21/2027	16,241	16,034	16,241	1.4%
		First lien senior secured revolving loan	9.47%	5.00%	-	SOFR(S)	12/21/2027	-	-	-	0.0%
		First lien senior secured delayed draw loan	9.47%	5.00%	-	SOFR(S)	12/21/2027	3,900	3,900	3,900	0.3%
Del-Air Heating, Air Conditioning & Refrigeration, LLC		First lien senior secured loan	9.82%	5.50%	-	SOFR(M)	2/4/2031	5,299	5,222	5,299	0.5%
		First lien senior secured revolving loan	9.83%	5.50%	-	SOFR(M)	2/4/2031	924	890	924	0.1%
		First lien senior secured delayed draw loan	9.82%	5.50%	-	SOFR(M)	2/4/2031	3,388	3,324	3,388	0.3%
								29,752	29,370	29,752	2.6%
Household products
CREO Group Inc. (HMS Manufacturing)		First lien senior secured loan	10.83%	6.25%	-	SOFR(Q)	2/13/2030	34,050	33,387	34,050	2.9%
		First lien senior secured revolving loan	10.81%	6.25%	-	SOFR(Q)	2/13/2030	2,699	2,580	2,699	0.2%
Home Brands Group Holdings, Inc. (ReBath)		First lien senior secured loan	9.17%	4.75%	-	SOFR(M)	11/8/2026	15,373	15,255	15,373	1.3%
		First lien senior secured revolving loan	9.17%	4.75%	-	SOFR(M)	11/8/2026	-	-	-	0.0%
								52,122	51,222	52,122	4.4%
Insurance
Allcat Claims Service, LLC		First lien senior secured loan	10.42%	6.00%	-	SOFR(M)	7/7/2027	7,619	7,540	7,619	0.7%
		First lien senior secured delayed draw loan	10.42%	6.00%	-	SOFR(M)	7/7/2027	21,332	20,945	21,332	1.8%
		First lien senior secured delayed draw loan	10.42%	6.00%	-	SOFR(M)	7/7/2027	-	-	-	0.0%
		First lien senior secured revolving loan	10.42%	6.00%	-	SOFR(M)	7/7/2027	-	-	-	0.0%
								28,951	28,485	28,951	2.5%
IT services
Improving Acquisition LLC		First lien senior secured loan	10.95%	6.50%	-	SOFR(Q)	7/26/2027	33,533	33,151	33,533	2.9%
		First lien senior secured revolving loan	10.95%	6.50%	-	SOFR(Q)	7/26/2027	-	-	-	0.0%
								33,533	33,151	33,533	2.9%
Leisure products
MacNeill Pride Group Corp.		First lien senior secured loan	11.31%	6.25%	0.50%	SOFR(Q)	4/22/2026	8,017	7,989	8,017	0.7%
		First lien senior secured delayed draw loan	11.31%	6.25%	0.50%	SOFR(Q)	4/22/2026	1,501	1,496	1,501	0.1%
		First lien senior secured delayed draw loan	11.31%	6.25%	0.50%	SOFR(Q)	4/22/2026	1,681	1,653	1,681	0.1%
		First lien senior secured revolving loan	10.81%	6.25%	-	SOFR(Q)	4/22/2026	-	-	-	0.0%
Olibre Borrower LLC (Revelyst)		First lien senior secured loan	10.06%	5.75%	-	SOFR(Q)	1/3/2030	33,840	33,189	33,840	2.9%
Pixel Intermediate, LLC	(6)	First lien senior secured loan	10.92%	6.50%	-	SOFR(S)	2/1/2029	20,671	20,247	20,878	1.8%
		First lien senior secured revolving loan	10.80%	6.50%	-	SOFR(Q)	2/1/2029	6,989	6,818	7,059	0.6%
Spinrite Inc.	(6)	First lien senior secured loan	9.80%	5.50%	-	SOFR(Q)	6/30/2025	5,104	5,093	5,104	0.4%
		First lien senior secured revolving loan	9.80%	5.50%	-	SOFR(Q)	6/30/2025	3,399	3,399	3,399	0.3%
TG Parent Newco LLC (Trademark Global LLC)	(9)(10)(12)	First lien senior secured loan	-	-	-		7/30/2030	12,623	12,555	9,890	0.8%
		First lien senior secured revolving loan	-	-	-		7/30/2030	2,815	2,800	2,206	0.2%
VENUplus, Inc. (f/k/a CTM Group, Inc.)		First lien senior secured loan	11.96%	4.75%	2.75%	SOFR(Q)	11/30/2026	4,462	4,398	4,351	0.4%
								101,102	99,637	97,926	8.3%

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of March 31, 2025

(amounts in 000’s, except number of shares, units)

(Unaudited)

							Maturity	Principal /	Amortized	Fair	Percentage of
Portfolio Company	Footnotes(1)(2)	Investment (3)	Interest Rate	Spread	PIK Rate	Reference(4)	Date	Par	Cost(5)	Value	Net Assets
Machinery
MRC Keystone Acquisition LLC (Automated Handing Solutions)		First lien senior secured loan	10.80%	6.50%	-	SOFR(Q)	12/18/2029	13,981	13,636	13,981	1.2%
		First lien senior secured revolving loan	10.80%	6.50%	-	SOFR(Q)	12/18/2029	-	-	-	0.0%
CMT Intermediate Holdings, LLC (Capital Machine Technologies)		First lien senior secured loan	9.80%	5.50%	-	SOFR(Q)	3/29/2030	16,320	15,906	16,320	1.4%
		First lien senior secured revolving loan	9.80%	5.50%	-	SOFR(Q)	3/29/2030	-	-	-	0.0%
Eppinger Technologies, LLC	(6)	First lien senior secured loan	12.95%	7.75%	0.75%	SOFR(Q)	2/4/2026	24,892	24,674	24,892	2.1%
		First lien senior secured revolving loan	11.94%	6.75%	0.75%	SOFR(Q)	2/4/2026	1,376	1,345	1,376	0.1%
Luxium Solutions, LLC		First lien senior secured loan	10.55%	6.25%	-	SOFR(Q)	12/1/2027	3,805	3,760	3,805	0.3%
		First lien senior secured loan	10.55%	6.25%	-	SOFR(Q)	12/1/2027	4,685	4,629	4,685	0.4%
		First lien senior secured delayed draw loan	10.55%	6.25%	-	SOFR(Q)	12/1/2027	1,230	1,219	1,230	0.1%
PVI Holdings, Inc		First lien senior secured loan	9.34%	4.94%	-	SOFR(Q)	1/18/2028	23,593	23,379	23,475	2.0%
RMH Systems, LLC		First lien senior secured loan	9.55%	5.25%	-	SOFR(Q)	2/4/2030	10,262	9,920	10,262	0.9%
		First lien senior secured loan	9.55%	5.25%	-	SOFR(Q)	2/4/2030	-	-	-	0.0%
		First lien senior secured delayed draw loan	9.55%	5.25%	-	SOFR(Q)	2/4/2030	-	-	-	0.0%
								100,144	98,468	100,026	8.5%
Media
Directv Financing LLC	(7)	First lien senior secured loan	9.55%	5.00%	-	SOFR(Q)	8/2/2027	5,042	5,067	5,043	0.4%

Personal care products
DRS Holdings III, Inc. (Dr. Scholl's)		First lien senior secured loan	9.68%	5.25%	-	SOFR(M)	11/1/2028	10,562	10,492	10,562	0.9%
		First lien senior secured revolving loan	9.68%	5.25%	-	SOFR(M)	11/1/2028	-	-	-	0.0%
PH Beauty Holdings III, Inc.		First lien senior secured loan	9.32%	5.00%	-	SOFR(Q)	9/28/2027	40,000	39,712	40,000	3.4%
Phoenix YW Buyer, Inc. (Elida Beauty)		First lien senior secured loan	9.32%	5.00%	-	SOFR(M)	5/31/2030	10,705	10,454	10,705	0.9%
		First lien senior secured revolving loan	9.32%	5.00%	-	SOFR(M)	5/31/2030	-	-	-	0.0%
Silk Holdings III Corp. (Suave)		First lien senior secured loan	9.82%	5.50%	-	SOFR(M)	5/1/2029	19,650	18,886	19,650	1.7%
		First lien senior secured loan	9.82%	5.50%	-	SOFR(M)	5/1/2029	11,049	10,857	11,049	0.9%
		First lien senior secured revolving loan	8.30%	4.00%	-	SOFR(Q)	5/1/2029	950	950	950	0.1%
		First lien senior secured revolving loan	8.32%	4.00%	-	SOFR(Q)	5/1/2029	8,333	8,074	8,333	0.7%
								101,249	99,425	101,249	8.6%
Pharmaceuticals
Foundation Consumer Brands, LLC		First lien senior secured loan	9.44%	5.00%	-	SOFR(Q)	2/12/2029	6,222	6,161	6,222	0.5%
		First lien senior secured revolving loan	9.44%	5.00%	-	SOFR(Q)	2/12/2029	-	-	-	0.0%
Jazz Pharmaceuticals Inc.	(6)(7)	First lien senior secured loan	6.57%	2.25%	-	SOFR(M)	5/5/2028	12,430	12,500	12,421	1.1%
Organon & Co	(6)(7)	First lien senior secured loan	6.57%	2.25%	-	SOFR(M)	5/19/2031	12,440	12,412	12,253	1.0%
								31,092	31,073	30,896	2.6%
Professional services
4 Over International, LLC		First lien senior secured loan	11.42%	7.00%	-	SOFR(M)	12/7/2026	18,721	18,273	18,721	1.6%
DISA Holdings Corp.		First lien senior secured delayed draw loan	9.32%	5.00%	-	SOFR(Q)	9/9/2028	8,299	8,162	8,299	0.7%
		First lien senior secured delayed draw loan	9.30%	5.00%	-	SOFR(Q)	9/9/2028	1,059	1,058	1,059	0.1%
		First lien senior secured revolving loan	9.31%	5.00%	-	SOFR(Q)	9/9/2028	473	434	473	0.1%
		First lien senior secured loan	9.32%	5.00%	-	SOFR(Q)	9/9/2028	1,307	1,292	1,307	0.1%
		First lien senior secured loan	9.32%	5.00%	-	SOFR(Q)	9/9/2028	21,897	21,476	21,897	1.9%
Dun & Bradstreet Corp	(7)	First lien senior secured loan	6.57%	2.25%	-	SOFR(M)	1/18/2029	9,959	9,970	9,933	0.8%
Envirotech Services, LLC		First lien senior secured loan	9.99%	5.75%	-	SOFR(S)	1/18/2029	32,963	32,247	32,962	2.8%
		First lien senior secured loan	9.97%	5.75%	-	SOFR(S)	1/18/2029	124	122	124	0.0%
		First lien senior secured revolving loan	9.97%	5.75%	-	SOFR(S)	1/18/2029	-	-	-	0.0%
CI (MG) Group, LLC (Mariani Premier Group)		First lien senior secured loan	9.72%	5.50%	-	SOFR(S)	3/27/2030	21,294	20,858	21,294	1.8%
		First lien senior secured delayed draw loan	9.72%	5.50%	-	SOFR(Q)	3/27/2030	-	-	-	0.0%
		First lien senior secured delayed draw loan	9.72%	5.50%	-	SOFR(Q)	3/27/2030	-	-	-	0.0%
		First lien senior secured revolving loan	9.72%	5.50%	-	SOFR(Q)	3/27/2030	-	-	-	0.0%
								116,096	113,892	116,069	9.9%

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of March 31, 2025

(amounts in 000’s, except number of shares, units)

(Unaudited)

							Maturity	Principal /	Amortized	Fair	Percentage of
Portfolio Company	Footnotes(1)(2)	Investment (3)	Interest Rate	Spread	PIK Rate	Reference(4)	Date	Par	Cost(5)	Value	Net Assets
Semiconductors & semiconductor equipment
MKS Instruments Inc.	(6)(7)	First lien senior secured loan	6.32%	2.00%	-	SOFR(M)	8/17/2029	11,328	11,370	11,306	1.0%

Specialty retail
Great Outdoors Group, LLC	(7)	First lien senior secured loan	7.57%	3.25%	-	SOFR(M)	1/23/2032	17,278	17,251	17,213	1.5%
Harbor Freight Tools USA Inc	(7)	First lien senior secured loan	6.82%	2.50%	-	SOFR(M)	6/11/2031	17,413	17,386	16,954	1.4%
Sundance Holdings Group, LLC	(9)(10)	First lien senior secured loan	-	-	-	-	6/30/2025	9,414	9,413	1,196	0.1%
		First lien senior secured delayed draw loan	-	-	-	-	6/30/2025	377	377	377	0.0%
		First lien senior secured delayed draw loan	-	-	-	-	6/30/2025	444	444	655	0.1%
								44,926	44,871	36,395	3.1%
Textiles, apparel & luxury goods
American Soccer Company, Incorporated (SCORE)		First lien senior secured loan	14.70%	7.25%	3.00%	SOFR(Q)	7/20/2027	27,723	26,884	27,723	2.4%
		First lien senior secured revolving loan	14.70%	7.25%	3.00%	SOFR(Q)	7/20/2027	4,382	4,246	4,382	0.4%
BEL USA, LLC		First lien senior secured loan	11.46%	7.00%	-	SOFR(Q)	6/2/2026	5,486	5,423	5,170	0.4%
		First lien senior secured loan	11.46%	7.00%	-	SOFR(Q)	6/2/2026	90	89	85	0.0%
YS Garments, LLC		First lien senior secured loan	11.90%	7.50%	-	SOFR(Q)	8/9/2026	7,199	6,980	7,091	0.6%
								44,880	43,622	44,451	3.8%
Trading companies & distributors
AIDC IntermediateCo 2, LLC (Peak Technologies)		First lien senior secured loan	9.82%	5.50%	-	SOFR(M)	7/22/2027	34,213	33,570	34,213	2.9%
BCDI Meteor Acquisition, LLC		First lien senior secured loan	11.40%	7.00%	-	SOFR(Q)	6/29/2028	16,030	15,774	16,030	1.4%
		First lien senior secured loan	11.40%	7.00%	-	SOFR(Q)	6/29/2028	2,209	2,169	2,209	0.2%
CGI Automated Manufacturing, LLC		First lien senior secured loan	11.64%	7.00%	-	SOFR(S)	12/17/2026	16,934	16,573	16,765	1.4%
		First lien senior secured loan	11.64%	7.00%	-	SOFR(S)	12/17/2026	3,095	3,040	3,064	0.3%
		First lien senior secured loan	11.64%	7.00%	-	SOFR(S)	12/17/2026	6,525	6,442	6,460	0.5%
		First lien senior secured delayed draw loan	11.64%	7.00%	-	SOFR(S)	12/17/2026	3,531	3,467	3,496	0.3%
		First lien senior secured revolving loan	11.56%	7.00%	-	SOFR(S)	12/17/2026	2,109	2,058	2,088	0.2%
Dusk Acquisition II Corporation (Motors & Armatures, Inc. – MARS)		First lien senior secured loan	10.30%	6.00%	-	SOFR(Q)	7/12/2029	26,068	25,618	26,068	2.2%
		First lien senior secured loan	10.30%	6.00%	-	SOFR(Q)	7/12/2029	13,767	13,479	13,767	1.2%
Energy Acquisition LP (Electrical Components International, Inc. - ECI)		First lien senior secured loan	10.81%	6.50%	-	SOFR(Q)	5/10/2029	26,084	25,632	26,279	2.2%
		First lien senior secured delayed draw loan	10.81%	6.50%	-	SOFR(Q)	5/11/2026	-	-	-	0.0%
Engineered Fastener Company, LLC (EFC International)		First lien senior secured loan	10.95%	6.50%	-	SOFR(Q)	11/1/2027	23,307	22,956	23,307	2.0%
Genuine Cable Group, LLC		First lien senior secured loan	10.17%	5.75%	-	SOFR(M)	11/1/2026	28,689	28,274	28,616	2.4%
		First lien senior secured loan	10.17%	5.75%	-	SOFR(M)	11/1/2026	5,436	5,348	5,422	0.5%
I.D. Images Acquisition, LLC		First lien senior secured loan	10.07%	5.75%	-	SOFR(M)	7/30/2027	5,637	5,564	5,637	0.5%
		First lien senior secured loan	10.07%	5.75%	-	SOFR(M)	7/30/2027	7,833	7,777	7,833	0.7%
		First lien senior secured loan	10.07%	5.75%	-	SOFR(M)	7/30/2027	4,462	4,415	4,462	0.4%
		First lien senior secured loan	10.07%	5.75%	-	SOFR(M)	7/30/2027	1,030	1,022	1,030	0.1%
		First lien senior secured delayed draw loan	10.07%	5.75%	-	SOFR(M)	7/30/2027	2,453	2,405	2,453	0.2%
		First lien senior secured revolving loan	10.07%	5.75%	-	SOFR(M)	7/30/2027	-	-	-	0.0%
Krayden Holdings, Inc.		First lien senior secured delayed draw loan	9.07%	4.75%	-	SOFR(M)	3/1/2026	-	-	-	0.0%
		First lien senior secured delayed draw loan	9.07%	4.75%	-	SOFR(M)	3/1/2026	-	-	-	0.0%
		First lien senior secured revolving loan	9.07%	4.75%	-	SOFR(M)	3/1/2029	64	23	64	0.0%
		First lien senior secured loan	9.07%	4.75%	-	SOFR(M)	3/1/2029	9,371	9,154	9,371	0.8%
Lakewood Acquisition Corporation (R&B Wholesale)		First lien senior secured loan	9.80%	5.50%	-	SOFR(Q)	1/24/2030	29,695	29,117	29,695	2.5%
		First lien senior secured revolving loan	9.82%	5.50%	-	SOFR(Q)	1/30/2030	1,202	1,004	1,202	0.1%
OAO Acquisitions, Inc. (BearCom)		First lien senior secured loan	9.80%	5.50%	-	SOFR(Q)	12/27/2029	21,157	20,889	21,157	1.8%
		First lien senior secured loan	9.80%	5.50%	-	SOFR(Q)	12/27/2029	857	849	857	0.1%
		First lien senior secured delayed draw loan	9.80%	5.50%	-	SOFR(Q)	12/27/2025	4,496	4,432	4,496	0.4%
		First lien senior secured revolving loan	9.80%	5.50%	-	SOFR(Q)	12/27/2029	-	-	-	0.0%
TL Alpine Holding Corp. (Air Distribution Technologies Inc.)		First lien senior secured loan	10.30%	6.00%	-	SOFR(Q)	8/1/2030	18,207	17,872	18,389	1.5%
Univar (Windsor Holdings LLC)	(7)	First lien senior secured loan	7.07%	2.75%	-	SOFR(M)	8/1/2030	9,935	9,990	9,821	0.8%
Workholding US Holdings, LLC (Forkardt Hardinge)		First lien senior secured loan	9.79%	5.50%	-	SOFR(Q)	10/23/2029	7,359	7,197	7,359	0.6%
		First lien senior secured revolving loan	9.79%	5.50%	-	SOFR(Q)	10/23/2029	1,110	1,042	1,110	0.1%
								332,865	327,152	332,720	28.3%

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of March 31, 2025

(amounts in 000’s, except number of shares, units)

(Unaudited)

							Maturity	Principal /	Amortized	Fair	Percentage of
Portfolio Company	Footnotes(1)(2)	Investment(3)	Interest Rate	Spread	PIK Rate	Reference(4)	Date	Par	Cost(5)	Value	Net Assets
Wireless telecommunication services
Centerline Communications, LLC		First lien senior secured loan	11.96%	6.00%	1.50%	SOFR(Q)	8/10/2027	5,891	5,786	5,316	0.5%
		First lien senior secured loan	12.47%	8.00%	-	SOFR(Q)	8/10/2027	854	837	854	0.1%
		First lien senior secured loan	11.96%	6.00%	1.50%	SOFR(Q)	8/10/2027	9,120	9,007	8,231	0.7%
		First lien senior secured delayed draw loan	11.96%	6.00%	1.50%	SOFR(Q)	8/10/2027	7,075	6,999	6,385	0.5%
		First lien senior secured delayed draw loan	11.98%	6.00%	1.50%	SOFR(Q)	8/10/2027	6,228	6,155	5,621	0.5%
		First lien senior secured revolving loan	11.96%	6.00%	1.50%	SOFR(Q)	8/10/2027	1,831	1,805	1,653	0.1%
		First lien senior secured loan	11.98%	6.00%	1.50%	SOFR(Q)	8/10/2027	1,024	1,003	925	0.1%
								32,023	31,592	28,985	2.5%
Total Debt Investments								2,165,305	2,130,595	2,142,647	182.1%

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of March 31, 2025

(amounts in 000’s, except number of shares, units)

(Unaudited)

			Acquisition	Number of		Fair	Percentage
		Investment	Date	Shares/Units	Cost	Value	of Net Assets
Equity Investments(10)(13)
Building products
US Anchors Investor, LP (Mechanical Plastics Corp.)	(14)	Class A common	7/15/2024	500,000	-	-	0.0%
US Anchors Investor, LP (Mechanical Plastics Corp.)	(14)	Preferred	7/15/2024	500,000	500	500	0.0%
					500	500	0.0%
Commercial services & supplies
American Equipment Holdings LLC	(15)	Class A units	4/8/2022	426	284	427	0.0%
ArborWorks Intermediate Holdco, LLC	(14)	Class A preferred units	11/6/2023	21,716	9,179	12,858	1.1%
ArborWorks Intermediate Holdco, LLC	(14)	Class B preferred units	11/6/2023	21,716	-	-	0.0%
ArborWorks Intermediate Holdco, LLC	(14)	Class A common units	11/6/2023	2,604	-	-	0.0%
Bloomington Holdings, LP (BW Fusion)	(14)	Class A1 common units	11/5/2024	500	500	578	0.1%
BLP Buyer, Inc. (Bishop Lifting Products)	(16)	Class A common	2/1/2022	582,469	652	979	0.1%
					10,615	14,842	1.3%
Containers & packaging
Robinette Company Acquisition, LLC	(14)	Class A common units	5/10/2024	9	-	83	0.1%
Robinette Company Acquisition, LLC	(14)	Class A preferred units	5/10/2024	500	500	515	0.0%
					500	598	0.1%
Food products
BC CS 2, L.P. (Cuisine Solutions, Inc.)	(6)	Series A preferred stock	7/8/2022	2,000,000	2,000	3,342	0.3%
CCFF Parent, LLC (California Custom Fruits & Flavors, LLC)	(14)	Class A-1 units	2/26/2024	750	511	1,037	0.1%
City Line Distributors, LLC	(14)	Class A units	8/31/2023	669,866	670	518	0.0%
Gulf Pacific Holdings, LLC	(15)	Class A common	9/30/2022	250	250	-	0.0%
Gulf Pacific Holdings, LLC	(15)	Class C common	9/30/2022	250	-	-	0.0%
ML Buyer, LLC (Mama Lycha Foods, LLC)	(14)	Class A units	9/9/2024	250	250	250	0.0%
Siegel Parent, LLC	(17)	Common	12/29/2021	250	250	-	0.0%
Siegel Parent, LLC	(17)	Convertible note	1/19/2024	28	28	-	0.0%
WPP Fairway Aggregator A, L.P. (IF&P Foods, LLC - FreshEdge)	(15)	Class A preferred	10/3/2022	773	773	671	0.1%
WPP Fairway Aggregator A, L.P. (IF&P Foods, LLC - FreshEdge)	(15)	Class B common	10/3/2022	750	-	-	0.0%
					4,732	5,818	0.5%
Health care equipment & supplies
LSL Industries, LLC (LSL Healthcare)	(15)	Common	11/1/2022	7,500	750	274	0.0%

Health care providers & services
NMA Super Holdings, LLC (Neuromonitoring Associates)	(14)	Class A membership interests	12/18/2024	1,000,000	1,000	1,150	0.1%

Leisure products
TG Parent Newco LLC (Trademark Global LLC)	(12)(14)	Common	9/16/2024	8	-	-	0.0%

Machinery
RMH Parent LLC (RMH Systems)	(14)	Class A-1 Units	2/4/2025	500	500	500	0.1%

Specialty retail
Sundance Direct Holdings, Inc.		Common	10/27/2023	21,479	-	-	0.0%

Textiles, apparel & luxury goods
BVG SCORE Buyer, Inc. (American Soccer Company, Incorporated)	(17)	Common	7/20/2022	1,000,000	1,000	441	0.0%
Total Equity Investments					19,597	24,123	2.1%
Total Debt and Equity Investments					2,150,192	2,166,770	184.2%

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of March 31, 2025

(amounts in 000’s, except number of shares, units)

(Unaudited)

		Number of		Fair	Percentage
		Shares	Cost	Value	of Net Assets
Investments in Money Market Funds
Morgan Stanley Institutional Liquidity Fund, Institutional Class, 4.19%	(18)	28,616,040	28,616	28,616	2.4%
Total Investments in Money Market Funds		28,616,040	28,616	28,616	2.4%

Total Investments			$2,178,808	$2,195,386	186.6%
				-
Liabilities in Excess of Other Assets				(1,018,827)	(86.6)%
Net Assets				$1,176,559	100.0%

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of March 31, 2025

(amounts in 000’s, except number of shares, units)

(Unaudited)

(1)	As of March 31, 2025, unless otherwise noted, investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company. As of March 31, 2025, the total value of the Company’s non-controlled, non-affiliated investments was $2,154,674.

(2)	Unless otherwise noted, security is a Level 3 holding. As of March 31, 2025, the aggregate value of Level 3 securities held by the Company was $1,942,863. See Note 5 – Fair Value.

(3)	Debt investments are pledged to the Company’s credit facilities, and a single debt investment may be divided into parts that are individually pledged to separate credit facilities.

(4)	Unless otherwise noted, all loans contain a variable rate structure, that may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the Secured Overnight Financing Rate (“SOFR”) (which can include one-(M), three-(Q) or six-month (S) SOFR), or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate).

(5)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.

(6)	Non-qualifying investment as defined by Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2025, 8.2% of the Company’s total assets were in non-qualifying investments.

(7)	Security is a Level 2 holding. As of March 31, 2025, the aggregate value of Level 2 securities held by the Company was $223,907. See Note 5 – Fair Value.

(8)	The Company may be entitled to receive additional interest as a result of an arrangement with other lenders in the syndication. In exchange for the higher interest rate, the “last-out” portion is at a greater risk of loss. Certain lenders represent a “first out” portion of the investment and have priority to the “last-out” portion with respect to payments of principal and interest.

(9)	Debt investment on non-accrual status as of March 31, 2025.

(10)	Non-income producing investment.

(11)	The Company has a senior secured loan in an investment vehicle (BC CS 2, L.P.) that is collateralized by a preferred stock investment in Cuisine Solutions, Inc. This investment is characterized as subordinated debt.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of March 31, 2025

(amounts in 000’s, except number of shares, units)

(Unaudited)

(12)	In September 2024, the Company completed a restructure of the investment in Trademark Global LLC whereby the existing term loan and revolver became a restructured term loan and revolver and no debt was converted to equity. The Company received new common units in TG Parent Newco LLC for which it owns 6.23% of the overall business (Kayne Anderson entities in aggregate own 20.77%). As of March 31, 2025, the amortized cost basis of Trademark Global LLC was $15,355 and was 0.7% of the total amortized cost basis of our debt investments of $2,130,595. The restructure extended the maturity from July 30, 2024 to July 30, 2030; the rate changed from S + 5.75% to S + 8.50%.

As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of this portfolio company as the Company owns more than 5% but less than 25% of the portfolio company’s voting securities or has the power to exercise control over management or policies of such portfolio company, including through a management agreement (“non-controlled affiliate”). As of March 31, 2025, the total value of the Company’s non-controlled affiliated investments was $12,096. Transactions related to the Company’s investment in a non-controlled affiliate for the period March 31, 2025 were as follows:

Investment(1)	Value at 12/31/2024	Gross Additions(a)	Gross Reductions (b)	Net Change in Unrealized Gains(Losses)	Value at 3/31/2025	Interest and PIK Income	Dividend Income	Other Income

TG Parent Newco LLC (Trademark Global, LLC) – debt investment	$12,196	$-	$(82)	$(18)	$12,096	$-	$-	$-
TG Parent Newco LLC (Trademark Global LLC) – equity investment	-	-	-	-	-	-	-	-
Total	$12,196	$-	$(82)	$(18)	$12,096	$-	$-	$-

(a)	Gross additions may include increases in the cost basis of investments resulting from new investments, amounts related to payment-in-kind (“PIK”) interest capitalized and added to the principal balance of the respective loans, the accretion of discounts, the exchange of one or more existing investments for one or more new investments and the movement at fair value of an existing portfolio company into this controlled affiliated category from a different category.

(b)	Gross reductions may include decreases in the cost basis of investments resulting from principal collections related to investment repayments and sales, return of capital, the amortization of premiums and the exchange of one or more existing securities for one or more new securities.

(13)	Security is exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act.

(14)	KABDC Corp, LLC, a wholly owned subsidiary of the Company, owns common and/or preferred equity of ArborWorks Intermediate Holdco, LLC, Bloomington Holdings, LP (BW Fusion), City Line Distributors LLC, CCFF Parent, LLC (California Custom Fruits & Flavors, LLC), ML Buyer, LLC (Mama Lycha Foods, LLC), NMA Super Holdings, LLC (Neuromonitoring Associates), Robinette Company Acquisition, LLC, RMH Parent LLC (RMH Systems), TG Parent Newco LLC (Trademark Global LLC) and US Anchors Investor, LP (Mechanical Plastics Corp.).

(15)	The Company owns 32.89% of a pass-through, taxable limited liability company, KSCF IV Equity Aggregator Blocker, LLC (the “Aggregator Blocker”), which holds the Company’s equity investments in American Equipment Holdings LLC, Gulf Pacific Holdings, LLC, WPP Fairway Aggregator A, L.P. (IF&P Foods, LLC - FreshEdge) and LSL Industries, LLC (LSL Healthcare). Through the Company’s ownership of the Aggregator Blocker, the Company owns the respective units of each company listed above in the Schedule of Investments.

(16)	The Company owns 0.53% of the common equity of BLP Buyer, Inc. (Bishop Lifting Products).

(17)	The Company owns 16.29% of a pass-through limited liability company, KSCF IV Equity Aggregator, LLC (the “Aggregator”), which holds the Company’s equity investments in Siegel Parent, LLC and BVG SCORE Buyer, Inc. (American Soccer Company, Incorporated). Through the Company’s ownership of the Aggregator, the Company owns the respective units of each company listed above in the Schedule of Investments.

(18)	The indicated rate is the yield as of March 31, 2025.

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of December 31, 2024

(amounts in 000’s, except number of shares, units)

Portfolio Company	Footnotes(1)(2)	Investment (3)	Interest Rate	Spread	PIK Rate	Reference(4)	Maturity Date	Principal / Par	Amortized Cost(5)	Fair Value	Percentage of Net Assets
Debt and Equity Investments
Debt Investments
Aerospace & defense
Basel U.S. Acquisition Co., Inc. (IAC)	(6)	First lien senior secured loan	9.94%	5.50%	-	SOFR(Q)	12/5/2028	$18,308	$17,978	$18,570	1.6%
		First lien senior secured loan	9.94%	5.50%	-	SOFR(Q)	12/5/2028	3,697	3,612	3,750	0.3%
		First lien senior secured delayed draw loan	9.94%	5.50%	-	SOFR(Q)	7/8/2026	-	-	-	0.0%
		First lien senior secured revolving loan	9.94%	5.50%	-	SOFR(Q)	12/5/2028	-	-	-	0.0%
Fastener Distribution Holdings, LLC		First lien senior secured loan	9.31%	4.75%	-	SOFR(Q)	11/4/2031	20,067	19,870	20,067	1.7%
		First lien senior secured delayed draw loan	9.31%	4.75%	-	SOFR(S)	11/4/2031	-	-	-	0.0%
TransDigm Inc	(8)	First lien senior secured loan	6.83%	2.50%	-	SOFR(Q)	2/28/2031	10,010	10,055	10,023	0.8%
Vitesse Systems Parent, LLC		First lien senior secured loan	11.47%	7.00%	-	SOFR(M)	12/22/2028	30,896	30,249	30,819	2.6%
		First lien senior secured revolving loan	11.56%	7.00%	-	SOFR(M)	12/22/2028	4,679	4,578	4,667	0.4%
								87,657	86,342	87,896	7.4%
Automobile components
Clarios Global LP	(6)(8)	First lien senior secured loan	6.86%	2.50%	-	SOFR(M)	5/6/2030	10,060	10,098	10,090	0.8%
Speedstar Holding LLC		First lien senior secured loan	10.59%	6.00%	-	SOFR(Q)	7/22/2027	6,100	6,040	6,131	0.5%
		First lien senior secured delayed draw loan	10.59%	6.00%	-	SOFR(Q)	7/22/2027	666	650	669	0.1%
Vehicle Accessories, Inc.		First lien senior secured loan	9.72%	5.25%	-	SOFR(M)	11/30/2026	26,424	26,179	26,424	2.2%
		First lien senior secured revolving loan	9.72%	5.25%	-	SOFR(M)	11/30/2026	-	-	-	0.0%
WAM CR Acquisition, Inc. (Wolverine)		First lien senior secured loan	10.58%	6.25%	-	SOFR(Q)	7/23/2029	26,830	26,327	27,232	2.3%
								70,080	69,294	70,546	5.9%
Biotechnology
Alcami Corporation (Alcami)		First lien senior secured delayed draw loan	11.55%	7.00%	-	SOFR(M)	12/21/2028	846	846	855	0.1%
		First lien senior secured revolving loan	11.44%	7.00%	-	SOFR(M)	12/21/2028	117	81	119	0.0%
		First lien senior secured loan	11.66%	7.00%	-	SOFR(Q)	12/21/2028	11,501	11,213	11,616	1.0%
								12,464	12,140	12,590	1.1%
Building products
Eastern Wholesale Fence, LLC		First lien senior secured loan	12.74%	8.00%	-	SOFR(Q)	10/30/2025	2,828	2,804	2,828	0.2%
		First lien senior secured loan	12.74%	8.00%	-	SOFR(Q)	10/30/2025	15,678	15,468	15,678	1.3%
		First lien senior secured revolving loan	12.74%	8.00%	-	SOFR(Q)	10/30/2025	1,077	1,074	1,077	0.1%
Ruff Roofers Buyer, LLC		First lien senior secured loan	9.86%	5.50%	-	SOFR(M)	11/17/2029	7,115	6,880	7,115	0.6%
		First lien senior secured revolving loan	10.11%	5.75%	-	SOFR(M)	11/17/2029	-	-	-	0.0%
		First lien senior secured delayed draw loan	10.11%	5.75%	-	SOFR(M)	11/17/2029	3,818	3,782	3,818	0.3%
US Anchors Group, Inc. (Mechanical Plastics Corp.)		First lien senior secured loan	9.33%	5.00%	-	SOFR(Q)	7/15/2029	14,109	13,800	14,109	1.2%
		First lien senior secured revolving loan	9.33%	5.00%	-	SOFR(Q)	7/15/2029	-	-	-	0.0%
								44,625	43,808	44,625	3.7%
Chemicals
Fralock Buyer LLC		First lien senior secured loan	10.75%	6.00%	0.50%	SOFR(Q)	3/31/2025	9,286	9,278	9,263	0.8%
		First lien senior secured loan	10.75%	6.00%	0.50%	SOFR(Q)	3/31/2025	2,388	2,385	2,382	0.2%
		First lien senior secured revolving loan	10.83%	6.00%	0.50%	SOFR(Q)	3/31/2025	749	747	747	0.1%
Nouryon USA, LLC (f/k/a AkzoNobel Specialty Chemicals)	(8)	First lien senior secured loan	7.66%	3.25%	-	SOFR(Q)	4/3/2028	9,854	9,904	9,913	0.8%
								22,277	22,314	22,305	1.9%
Commercial services & supplies
Advanced Environmental Monitoring	(7)	First lien senior secured loan	10.41%	5.75%	-	SOFR(Q)	1/29/2027	3,651	3,588	3,651	0.3%
		First lien senior secured loan	10.23%	5.75%	-	SOFR(Q)	1/29/2026	7,372	7,266	7,372	0.6%
		First lien senior secured loan	10.23%	5.75%	-	SOFR(Q)	1/29/2026	2,787	2,787	2,787	0.2%
Alight Solutions (Tempo Acquisition LLC)	(8)	First lien senior secured loan	6.61%	2.25%	-	SOFR(M)	8/31/2028	8,185	8,213	8,210	0.7%
Allentown, LLC		First lien senior secured loan	11.66%	6.00%	1.00%	SOFR(Q)	4/22/2027	7,584	7,474	7,318	0.6%
		First lien senior secured delayed draw loan	11.66%	6.00%	1.00%	SOFR(Q)	4/22/2027	1,370	1,346	1,322	0.1%
		First lien senior secured revolving loan	12.50%	5.00%	-	PRIME	4/22/2027	367	357	354	0.0%

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of December 31, 2024

(amounts in 000’s, except number of shares, units)

Portfolio Company	Footnotes(1)(2)	Investment (3)	Interest Rate	Spread	PIK Rate	Reference(4)	Maturity Date	Principal / Par	Amortized Cost(5)	Fair Value	Percentage of Net Assets
American Equipment Holdings LLC		First lien senior secured loan	10.67%	6.00%	-	SOFR(M)	11/5/2026	16,057	15,908	16,057	1.4%
		First lien senior secured loan	10.67%	6.00%	-	SOFR(M)	11/5/2026	1,720	1,706	1,720	0.2%
		First lien senior secured loan	10.56%	6.00%	-	SOFR(M)	11/5/2026	2,064	2,044	2,064	0.2%
		First lien senior secured loan	10.45%	6.00%	-	SOFR(M)	11/5/2026	561	558	561	0.1%
		First lien senior secured loan	10.50%	6.00%	-	SOFR(M)	11/5/2026	2,626	2,588	2,626	0.2%
		First lien senior secured delayed draw loan	10.67%	6.00%	-	SOFR(M)	11/5/2026	6,176	6,110	6,176	0.5%
		First lien senior secured delayed draw loan	10.60%	6.00%	-	SOFR(M)	11/5/2026	4,919	4,878	4,919	0.4%
		First lien senior secured revolving loan	10.49%	6.00%	-	SOFR(M)	11/5/2026	2,557	2,481	2,557	0.2%
Arborworks Acquisition LLC	(9)(10)	First lien senior secured loan	-	-	-	-	11/6/2028	4,688	4,688	4,688	0.4%
		First lien senior secured revolving loan	-	-	-	-	11/6/2028	948	948	948	0.1%
Bloomington Holdco, LLC (BW Fusion)		First lien senior secured revolving loan	10.05%	5.50%	-	SOFR(Q)	5/1/2030	21,248	20,830	21,248	1.8%
		First lien senior secured loan	10.05%	5.50%	-	SOFR(Q)	5/1/2030	3,612	3,417	3,612	0.3%
BLP Buyer, Inc. (Bishop Lifting Products)		First lien senior secured loan	10.34%	6.00%	-	SOFR(M)	12/22/2029	25,969	25,538	26,163	2.2%
		First lien senior secured loan	10.34%	6.00%	-	SOFR(M)	12/22/2029	1,220	1,198	1,229	0.1%
		First lien senior secured delayed draw loan	10.34%	6.00%	-	SOFR(M)	12/22/2029	3,178	3,123	3,202	0.3%
		First lien senior secured revolving loan	10.34%	6.00%	-	SOFR(M)	12/22/2029	757	692	762	0.1%
Connect America.com, LLC		First lien senior secured loan	9.83%	5.50%	-	SOFR(Q)	10/11/2029	25,670	25,298	25,670	2.2%
Diverzify Intermediate LLC		First lien senior secured delayed draw loan	10.53%	5.75%	-	SOFR(M)	4/4/2026	-	-	-	0.0%
		First lien senior secured loan	10.53%	5.75%	-	SOFR(Q)	5/11/2027	6,033	5,902	5,957	0.5%
Gusmer Enterprises, Inc.		First lien senior secured loan	11.47%	7.00%	-	SOFR(M)	5/7/2027	3,688	3,652	3,688	0.3%
		First lien senior secured delayed draw loan	11.47%	7.00%	-	SOFR(M)	5/7/2027	4,828	4,784	4,828	0.4%
		First lien senior secured delayed draw loan	11.47%	7.00%	-	SOFR(M)	5/7/2027	1,349	1,302	1,349	0.1%
		First lien senior secured revolving loan	11.47%	7.00%	-	SOFR(Q)	5/7/2027	-	-	-	0.0%
Superior Intermediate LLC (Landmark Structures)		First lien senior secured loan	10.35%	6.00%	-	SOFR(M)	12/18/2029	18,257	17,762	18,257	1.5%
		First lien senior secured delayed draw loan	10.35%	6.00%	-	SOFR(M)	12/18/2029	-	-	-	0.0%
		First lien senior secured revolving loan	10.38%	6.00%	-	SOFR(M)	12/18/2029	-	-	-	0.0%
PMFC Holding, LLC		First lien senior secured loan	12.74%	8.00%	-	SOFR(Q)	12/19/2032	5,504	5,435	5,504	0.5%
		First lien senior secured delayed draw loan	12.74%	8.00%	-	SOFR(Q)	12/19/2032	2,760	2,746	2,760	0.2%
		First lien senior secured revolving loan	12.74%	8.00%	-	SOFR(Q)	12/19/2032	445	443	445	0.0%
Regiment Security Partners LLC		First lien senior secured loan	12.50%	8.00%	-	SOFR(Q)	9/15/2026	6,360	6,298	6,360	0.5%
		First lien senior secured delayed draw loan	12.50%	8.00%	-	SOFR(Q)	9/15/2026	2,602	2,582	2,602	0.2%
		First lien senior secured revolving loan	12.50%	8.00%	-	SOFR(Q)	9/15/2026	1,452	1,434	1,452	0.1%

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of December 31, 2024

(amounts in 000’s, except number of shares, units)

Portfolio Company	Footnotes(1)(2)	Investment (3)	Interest Rate	Spread	PIK Rate	Reference(4)	Maturity Date	Principal / Par	Amortized Cost(5)	Fair Value	Percentage of Net Assets
Tapco Buyer LLC		First lien senior secured loan	9.52%	5.00%	-	SOFR(Q)	11/15/2030	10,471	10,316	10,471	0.9%
		First lien senior secured delayed draw loan	9.34%	5.00%	-	SOFR(Q)	11/15/2030	603	503	603	0.1%
		First lien senior secured revolving loan	9.34%	5.00%	-	SOFR(Q)	11/15/2030	-	-	-	0.0%
								219,638	216,195	219,492	18.5%
Construction materials
Quikrete Holdings Inc	(8)	First lien senior secured loan	6.61%	2.25%	-	SOFR(M)	3/19/2029	14,888	14,888	14,870	1.3%

Containers & packaging
Carton Packaging Buyer, Inc. (Century Box)		First lien senior secured loan	10.84%	6.25%	-	SOFR(Q)	10/30/2028	24,018	23,477	23,778	2.0%
		First lien senior secured revolving loan	10.84%	6.25%	-	SOFR(S)	10/30/2028	-	-	-	0.0%
Drew Foam Companies, Inc.	(7)	First lien senior secured loan	10.48%	6.00%	-	SOFR(Q)	12/5/2026	6,978	6,835	6,978	0.6%
		First lien senior secured loan	10.78%	6.00%	-	SOFR(Q)	12/5/2026	19,835	19,685	19,835	1.7%
FCA, LLC (FCA Packaging)		First lien senior secured loan	10.13%	5.00%	-	SOFR(S)	7/18/2028	18,673	18,492	18,673	1.6%
		First lien senior secured loan	10.11%	5.75%	-	SOFR(M)	7/18/2028	1,711	1,658	1,745	0.1%
		First lien senior secured revolving loan	10.13%	5.00%	-	SOFR(S)	7/18/2028	-	-	-	0.0%
Innopak Industries, Inc.		First lien senior secured loan	10.75%	6.25%	-	SOFR(M)	3/5/2027	7,241	7,116	7,241	0.6%
		First lien senior secured loan	10.75%	6.25%	-	SOFR(M)	3/5/2027	5,925	5,821	5,925	0.5%
		First lien senior secured loan	10.69%	6.25%	-	SOFR(M)	3/5/2027	14,775	14,529	14,775	1.2%
M2S Group Intermediate Holdings, Inc.		First lien senior secured loan	9.09%	4.75%	-	SOFR(M)	8/22/2031	39,080	36,446	37,713	3.2%
The Robinette Company		First lien senior secured loan	10.52%	6.00%	-	SOFR(Q)	5/10/2029	10,226	10,042	10,431	0.9%
		First lien senior secured revolving loan	10.52%	6.00%	-	SOFR(Q)	5/10/2029	2,414	2,322	2,462	0.2%
		First lien senior secured delayed draw loan	10.52%	6.00%	-	SOFR(M)	11/10/2025	-	-	-	0.0%
								150,876	146,423	149,556	12.6%
Diversified consumer services
Fugue Finance B.V.	(6)(8)	First lien senior secured loan	8.25%	3.75%	-	SOFR(Q)	2/26/2031	2,985	2,979	3,001	0.3%

Diversified telecommunication services
Liberty Global/Vodafone Ziggo	(6)(8)	First lien senior secured loan	7.01%	2.50%	-	SOFR(M)	4/30/2028	10,060	9,968	10,006	0.8%
Network Connex (f/k/a NTI Connect, LLC)		First lien senior secured loan	9.48%	5.00%	-	SOFR(Q)	1/31/2026	3,552	3,530	3,552	0.3%
Virgin Media Bristor LLC	(8)	First lien senior secured loan	7.01%	2.50%	-	SOFR(M)	1/31/2028	17,500	17,343	17,361	1.5%
								31,112	30,841	30,919	2.6%
Electrical equipment
Westinghouse (Wec US Holdings LTD)	(8)	First lien senior secured loan	6.80%	2.25%	-	SOFR(M)	1/27/2031	10,035	10,046	10,033	0.8%

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

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of December 31, 2024

(amounts in 000’s, except number of shares, units)

Portfolio Company	Footnotes(1)(2)	Investment (3)	Interest Rate	Spread	PIK Rate	Reference(4)	Maturity Date	Principal / Par	Amortized Cost(5)	Fair Value	Percentage of Net Assets
Guardian Dentistry Partners		First lien senior secured loan	9.72%	5.25%	-	SOFR(M)	8/20/2027	5,914	5,829	5,914	0.5%
		First lien senior secured delayed draw loan	9.72%	5.25%	-	SOFR(M)	8/20/2027	11,592	11,433	11,592	1.0%
		First lien senior secured delayed draw loan	9.72%	5.25%	-	SOFR(M)	8/20/2027	4,522	4,503	4,522	0.4%
		First lien senior secured revolving loan	9.72%	5.25%	-	SOFR(M)	8/20/2027	-	-	-	0.0%
Guided Practice Solutions: Dental, LLC (GPS)		First lien senior secured delayed draw loan	10.72%	6.25%	-	SOFR(M)	11/24/2026	16,654	16,348	16,654	1.4%
		First lien senior secured delayed draw loan	10.72%	6.25%	-	SOFR(M)	11/24/2026	3,980	3,980	3,980	0.3%
		First lien senior secured delayed draw loan	10.72%	6.25%	-	SOFR(M)	11/24/2026	9,734	9,634	9,734	0.8%
Light Wave Dental Management LLC		First lien senior secured revolving loan	9.82%	5.50%	-	SOFR(Q)	6/30/2029	-	-	-	0.0%
		First lien senior secured loan	9.82%	5.50%	-	SOFR(Q)	6/30/2029	22,198	21,583	22,198	1.9%
		First lien senior secured loan	9.82%	5.50%	-	SOFR(Q)	6/30/2029	494	480	494	0.0%
		First lien senior secured loan	9.85%	5.50%	-	SOFR(Q)	6/30/2029	2,288	2,250	2,288	0.2%
MVP VIP Borrower, LLC		First lien senior secured loan	10.83%	6.50%	-	SOFR(Q)	1/3/2029	19,480	19,075	19,675	1.7%
		First lien senior secured delayed draw loan	10.83%	6.50%	-	SOFR(Q)	1/3/2029	1,571	1,539	1,587	0.1%
NMA Holdings, LLC (Neuromonitoring Associates)		First lien senior secured loan	9.60%	5.25%	-	SOFR(Q)	12/18/2030	16,425	16,046	16,425	1.4%
		First lien senior secured revolving loan	9.60%	5.25%	-	SOFR(Q)	12/18/2030	-	-	-	0.0%
		First lien senior secured delayed draw loan	9.60%	5.25%	-	SOFR(Q)	12/18/2030	-	-	-	0.0%
Redwood MSO, LLC (Smile Partners)		First lien senior secured loan	9.60%	5.25%	-	SOFR(Q)	12/20/2029	11,216	10,955	11,216	1.0%
		First lien senior secured delayed draw loan	9.60%	5.25%	-	SOFR(Q)	12/20/2029	-	-	-	0.0%
		First lien senior secured revolving loan	11.75%	4.25%	-	PRIME	12/19/2030	-	-	-	0.0%
Refocus Management Services, LLC		First lien senior secured loan	10.75%	6.00%	-	SOFR(Q)	2/14/2029	18,221	17,736	18,221	1.5%
		First lien senior secured delayed draw loan	10.75%	6.00%	-	SOFR(Q)	2/14/2029	2,525	2,380	2,525	0.2%
		First lien senior secured revolving loan	10.75%	6.00%	-	SOFR(Q)	2/14/2029	-	-	-	0.0%
Salt Dental Collective LLC		First lien senior secured delayed draw loan	11.21%	6.75%	-	SOFR(Q)	2/15/2028	3,980	3,980	3,980	0.3%
								166,007	162,950	166,067	14.0%
Health care equipment & supplies
LSL Industries, LLC (LSL Healthcare)		First lien senior secured loan	11.78%	7.00%	-	SOFR(Q)	11/3/2027	19,084	18,518	18,655	1.6%
		First lien senior secured delayed draw loan	11.78%	7.00%	-	SOFR(Q)	11/3/2027	-	-	-	0.0%
		First lien senior secured revolving loan	11.78%	7.00%	-	SOFR(Q)	11/3/2027	-	-	-	0.0%
Medline Borrower LP	(8)	First lien senior secured loan	6.82%	2.25%	-	SOFR(M)	10/23/2028	9,985	10,024	10,012	0.8%
								29,069	28,542	28,667	2.4%
Hotels, restaurants & leisure
Inspire Brands	(8)	First lien senior secured loan	6.86%	2.50%	-	SOFR(M)	12/15/2027	10,010	10,030	10,012	0.8%
Restaurant Brands (1011778 BC ULC)	(6)(8)	First lien senior secured loan	6.11%	1.75%	-	SOFR(M)	9/20/2030	17,369	17,387	17,264	1.5%
								27,379	27,417	27,276	2.3%

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

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of December 31, 2024

(amounts in 000’s, except number of shares, units)

Portfolio Company	Footnotes (1)(2)	Investment(3)	Interest Rate	Spread	PIK Rate	Reference(4)	Maturity Date	Principal / Par	Amortized Cost(5)	Fair Value	Percentage of Net Assets
Harbor Freight Tools USA Inc	(8)	First lien senior secured loan	6.86%	2.75%	-	SOFR(M)	10/19/2027	17,456	17,424	17,198	1.4%
Sundance Holdings Group, LLC	(7)(9)(10)	First lien senior secured loan	-	-	-	-	6/30/2025	9,414	9,412	6,590	0.5%
		First lien senior secured delayed draw loan	-	-	-	-	6/30/2025	444	444	657	0.1%
								44,635	44,641	41,827	3.5%
Textiles, apparel & luxury goods
American Soccer Company, Incorporated (SCORE)		First lien senior secured loan	14.73%	7.25%	3.00%	SOFR(Q)	7/20/2027	27,799	26,870	27,799	2.3%
		First lien senior secured revolving loan	14.73%	7.25%	3.00%	SOFR(Q)	7/20/2027	2,136	1,986	2,136	0.2%
BEL USA, LLC		First lien senior secured loan	11.67%	7.00%	-	SOFR(Q)	6/2/2026	5,503	5,427	5,379	0.5%
		First lien senior secured loan	11.67%	7.00%	-	SOFR(Q)	6/2/2026	90	89	88	0.0%
YS Garments, LLC		First lien senior secured loan	12.25%	7.50%	-	SOFR(Q)	8/9/2026	6,263	6,210	6,075	0.5%
								41,791	40,582	41,477	3.5%
Trading companies & distributors
AIDC Intermediate Co 2, LLC (Peak Technologies)		First lien senior secured loan	9.59%	5.25%	-	SOFR(M)	7/22/2027	34,300	33,591	34,129	2.9%
TL Alpine Holding Corp. (Air Distribution Technologies Inc.)		First lien senior secured loan	10.55%	6.00%	-	SOFR(M)	8/1/2030	18,253	17,905	18,435	1.5%
BCDI Meteor Acquisition, LLC (Meteor)		First lien senior secured loan	11.43%	7.00%	-	SOFR(Q)	6/29/2028	16,133	15,859	16,133	1.3%
		First lien senior secured loan	11.43%	7.00%	-	SOFR(Q)	6/29/2028	2,223	2,180	2,223	0.2%
CGI Automated Manufacturing, LLC		First lien senior secured loan	11.59%	7.00%	-	SOFR(Q)	12/17/2026	16,979	16,565	16,979	1.4%
		First lien senior secured loan	11.59%	7.00%	-	SOFR(Q)	12/17/2026	3,104	3,041	3,104	0.3%
		First lien senior secured loan	11.59%	7.00%	-	SOFR(Q)	12/17/2026	6,542	6,447	6,542	0.5%
		First lien senior secured delayed draw loan	11.59%	7.00%	-	SOFR(Q)	12/17/2026	3,541	3,467	3,541	0.3%
		First lien senior secured revolving loan	11.59%	7.00%	-	SOFR(Q)	12/17/2026	479	421	479	0.0%
Dusk Acquisition II Corporation (Motors & Armatures, Inc. – MARS)		First lien senior secured loan	10.33%	6.00%	-	SOFR(Q)	7/12/2029	26,133	25,663	26,133	2.2%
		First lien senior secured loan	10.33%	6.00%	-	SOFR(Q)	7/12/2029	13,801	13,500	13,801	1.2%
Energy Acquisition LP (Electrical Components International, Inc. - ECI)		First lien senior secured loan	11.28%	6.50%	-	SOFR(Q)	5/10/2029	26,149	25,672	26,541	2.2%
		First lien senior secured delayed draw loan	11.28%	6.50%	-	SOFR(Q)	5/11/2026	-	-	-	0.0%
Engineered Fastener Company, LLC (EFC International)		First lien senior secured loan	10.98%	6.50%	-	SOFR(Q)	11/1/2027	23,366	22,986	23,471	2.0%
Genuine Cable Group, LLC		First lien senior secured loan	10.21%	5.75%	-	SOFR(M)	11/1/2026	28,763	28,285	28,691	2.4%
		First lien senior secured loan	10.21%	5.75%	-	SOFR(M)	11/1/2026	5,450	5,348	5,436	0.5%

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

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of December 31, 2024

(amounts in 000’s, except number of shares, units)

	Footnotes(1)(2)	Acquisition Date	Number of Shares/Units	Cost	Fair Value	Percentage of Net Assets
Equity Investments(10)(13)
Automobile components
Vehicle Accessories, Inc. - Class A common	(14)	2/25/2022	128,250	-	589	0.1%
Vehicle Accessories, Inc. - preferred	(14)	2/25/2022	250,000	250	318	0.0%
				250	907	0.1%
Building Products
US Anchors Investor, LP - preferred	(15)	7/15/2024	500,000	500	500	0.0%
US Anchors Investor, LP - Class A Common	(15)	7/15/2024	500,000	-	-	0.0%
				500	500	0.0%
Commercial services & supplies
American Equipment Holdings LLC - Class A units	(16)	4/8/2022	426	284	570	0.1%
Arborworks Acquisition LLC - Class A preferred units	(15)	11/6/2023	21,716	9,179	11,114	0.9%
Arborworks Acquisition LLC - Class B preferred units	(15)	11/6/2023	21,716	-	-	0.0%
Arborworks Acquisition LLC - Class A common units	(15)	11/6/2023	2,604	-	-	0.0%
Bloomington Holdings, LP (BW Fusion) - Class A1 common units	(15)	11/5/2024	500	500	500	0.0%
BLP Buyer, Inc. (Bishop Lifting Products) - Class A common	(17)	2/1/2022	582,469	652	1,097	0.1%
				10,615	13,281	1.1%
Containers & packaging
Robinette Company Acquisition, LLC - Class A common units	(15)	5/10/2024	9	-	83	0.0%
Robinette Company Acquisition, LLC - Class A preferred units	(15)	5/10/2024	500	500	515	0.1%
				500	598	0.1%
Food products
BC CS 2, L.P. (Cuisine Solutions)	(6)(11)	7/8/2022	2,000,000	2,000	3,062	0.3%
CCFF Parent, LLC (California Custom Fruits & Flavors, LLC) - Class A-1 units	(15)	2/26/2024	750	511	936	0.1%
City Line Distributors, LLC - Class A units	(15)	8/31/2023	669,866	670	518	0.0%
Gulf Pacific Holdings, LLC - Class A common	(16)	9/30/2022	250	250	46	0.0%
Gulf Pacific Holdings, LLC - Class C common	(16)	9/30/2022	250	-	-	0.0%
IF&P Foods, LLC (FreshEdge) - Class A preferred	(16)	10/3/2022	773	773	908	0.1%
IF&P Foods, LLC (FreshEdge) - Class B common	(16)	10/3/2022	750	-	-	0.0%
ML Buyer, LLC (Mama Lycha Foods, LLC) - Class A units	(15)	9/9/2024	250	250	250	0.0%
Siegel Parent, LLC - Common	(18)	12/29/2021	250	250	-	0.0%
Siegel Egg Co., LLC - Convertible Note	(18)	1/19/2024	28	28	16	0.0%
				4,732	5,736	0.5%
Health care equipment & supplies
LSL Industries, LLC (LSL Healthcare) - common	(16)	11/1/2022	7,500	750	274	0.0%

Health care providers & services
NMA Super Holdings, LLC (BW Fusion) - Class A membership interests	(15)	12/18/2024	1,000,000	1,000	1,000	0.1%

Leisure products
TG Parent Newco LLC (Trademark Global LLC) – common	(10)(12)(15)	9/16/2024	8	-	-	0.0%

Specialty retail
Sundance Direct Holdings, Inc. - common		10/27/2023	21,479	-	-	0.0%
Textiles, apparel & luxury goods
American Soccer Company, Incorporated (SCORE) - common	(18)	7/20/2022	1,000,000	1,000	441	0.0%
Total Equity Investments				19,347	22,737	1.9%
Total Debt and Equity Investments				1,972,055	1,995,143	168.2%

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

The Company is a Delaware corporation formed to make investments in middle-market companies and commenced operations on February 5, 2021. Following its initial public offering, the Company’s common stock began trading on the New York Stock Exchange (“NYSE”) under the ticker symbol “KBDC” on May 22, 2024.

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

F. Interest Income Recognition — Interest income is recorded on an accrual basis and includes the accretion of discounts, amortization of premiums and payment-in-kind (“PIK”) interest. Discounts from and premiums to par value on investments purchased are accreted/amortized into interest income over the life of the respective security using the effective yield method. To the extent loans contain PIK provisions, PIK interest, computed at the contractual rate specified in each applicable agreement, is accrued and recorded as interest income and added to the principal balance of the loan. PIK interest income added to the principal balance is generally collected upon repayment of the outstanding principal. The Company does not accrue PIK interest if, in the opinion of the Advisor, the portfolio company valuation indicates that the PIK interest is not likely to be collectible. If the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through PIK interest income. Previously capitalized PIK interest is not reversed when an investment is placed on non-accrual status. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends for the year the income was earned, even though the Company has not yet collected the cash. The amortized cost of investments represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest. For the three months ended March 31, 2025 and 2024, the Company had $306 and $284, respectively, of PIK interest included in interest income, which represents 0.6% and 0.6%, respectively, of aggregate interest income.

Loans are generally placed on non-accrual status when it has been determined that a significant impairment in the financial condition and ability of the borrower to repay principal and interest has occurred and is expected to continue such that it is probable the collectability of full amount of the loan (principal and interest) is doubtful. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. If cash payments are received subsequent to a loan being placed on non-accrual status, these payments will first be applied to previously accrued but uncollected interest, then to recover the principal. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Non-accrual loans are restored to accrual status when past due principal and interest are paid or there is no longer a reasonable doubt that such principal or interest will be collected in full and, in the Company’s judgment, principal and interest are likely to remain current. The Company may make exceptions to this policy if the loan has sufficient collateral value (i.e., typically measured as enterprise value of the portfolio company) or is in the process of collection. As of March 31, 2025, the Company had four debt investments on non-accrual status, which comprised 2.3% and 1.6%, respectively, of total debt investments at cost and fair value. As of March 31, 2024, the Company had one investment on non-accrual status, which comprised 0.4% and 0.4%, respectively, of total debt investments at cost and fair value.

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

The Company’s wholly owned subsidiary, KABDC Corp, LLC has elected to be a corporation and is obligated to pay federal and state income tax on its taxable income. KABDC Corp, LLC invests in partnerships and includes its allocable share of the taxable income or loss in computing its own taxable income. Deferred income taxes reflect (i) taxes on unrealized gains (losses), which are attributable to the difference between fair value and tax cost basis, (ii) the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and (iii) the net tax benefit of accumulated net operating and capital losses. Income tax expense, if any, is included under the income category for which it relates in the Consolidated Statements of Operations.

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

K. Recent Accounting Pronouncements — In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which enhances disclosure requirements about significant segment expenses that are regularly provided to the chief operating decision maker (the “CODM”). ASU 2023-07, among other things, (i) requires a single segment public entity to provide all of the disclosures as required by ASC 280, (ii) requires a public entity to disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources and (iii) provides the ability for a public entity to elect more than one performance measure. ASU 2023-07 is effective for the fiscal years beginning after December 15, 2023, and interim periods beginning with the first quarter ended March 31, 2025. Early adoption is permitted and retrospective adoption is required for all prior periods presented. The Company has adopted ASU 2023-07 effective December 31, 2024, and concluded that the application of this guidance did not have any material impact on its consolidated financial statements. See Note 11 – Segment Reporting, for more information on the effects of the adoption of ASU 2023-07.

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

B. Administration Agreement — on February 5, 2021, the Company entered into an Administration Agreement with its Advisor, which serves as its Administrator and provides or oversees the performance of its required administrative services and professional services rendered by others, which include (but are not limited to), accounting, payment of our expenses, legal, compliance, operations, technology and investor relations, preparation and filing of its tax returns, and preparation of financial reports provided to its stockholders and filed with the SEC. On February 19, 2025, the Board approved an additional one-year term of the Administration Agreement through March 15, 2026.

The Company reimburses the Administrator for its costs and expenses incurred in performing its obligations under the Administration Agreement, which may include its allocable portion of office facilities, overhead, and compensation paid to or compensatory distributions received by its officers (including our Chief Compliance Officer and Chief Financial Officer) and its respective staff who provide services to the Company. As the Company reimburses the Administrator for its expenses, the Company indirectly bears such cost. The Administration Agreement may be terminated by either party with 60 days’ written notice.

C. Investment Advisory Agreement — on February 5, 2021, the Company entered into an Investment Advisory Agreement with its Advisor. Pursuant to the Investment Advisory Agreement with its Advisor, the Company pays its Advisor a fee for investment advisory and management services consisting of two components—a base management fee and an incentive fee. The Advisor may, from time-to-time, grant waivers on the Company’s obligations, including waivers of the base management fee and/or incentive fee, under the Investment Advisory Agreement. The Investment Advisory Agreement may be terminated by either party with 60 days’ written notice.

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

On February 19, 2025, the Board approved an additional one-year term of the Investment Advisory Agreement through March 15, 2026.

Base Management Fee

Pre-IPO Base Management Fee

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

Post-IPO Base Management Fee

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

For the three months ended March 31, 2025, the Company incurred base management fees of $3,848, net of waiver of $1,283. For the three months ended March 31, 2024, the Company incurred base management fees of $3,522.

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

Pre-IPO Incentive Fee on Income

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

Post-IPO Incentive Fee on Income

Commencing on the IPO Date, the Company pays the Advisor an income incentive fee based on its aggregate pre-incentive fee net investment income with respect to (i) the quarter ended June 30, 2024 (the “First Calendar Quarter”) and (ii) each subsequent calendar quarter, with the then-current calendar quarter and the eleven preceding calendar quarters beginning with the calendar quarter after the First Calendar Quarter (or the appropriate portion thereof in the case of any of the Company’s first eleven calendar quarters that commence after the First Calendar Quarter) (those calendar quarters after the First Calendar Quarter, the “Trailing Twelve Quarters”).

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

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

Commencing with the calendar quarter beginning immediately after the First Calendar Quarter, subject to the Incentive Fee Cap (described below), the pre-incentive fee net investment income in respect of the relevant Trailing Twelve Quarters is compared to a “Hurdle Rate” equal to the product of (i) the hurdle rate of 1.50% per quarter (6.00% annualized) and (ii) the sum of our net assets at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarters. The Hurdle Rate is calculated after making appropriate adjustments to the Company’s net asset value at the beginning of each applicable calendar quarter for all issuances by the Company of shares of its common stock, including issuances pursuant to its dividend reinvestment plan, and distributions during the applicable calendar quarter. The income incentive fee for each calendar quarter is determined as follows:

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

Commencing with the quarter that begins immediately after the First Calendar Quarter, each income incentive fee is subject to an “Incentive Fee Cap” that in respect of any calendar quarter is an amount equal to 15.0% of the Cumulative Pre-Incentive Fee Net Return (as defined below) during the Trailing Twelve Quarters less the aggregate income incentive fees that were paid to the Advisor in the preceding eleven calendar quarters (or portion thereof) comprising the relevant Trailing Twelve Quarters. In the event the Incentive Fee Cap is zero or a negative value then no income incentive fee shall be payable and if the Incentive Fee Cap is less than the amount of income incentive fee that would otherwise be payable, the amount of income incentive fee shall be reduced to an amount equal to the Incentive Fee Cap.

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

Pre-IPO Incentive Fee on Capital Gains

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

Post-IPO Incentive Fee on Capital Gains

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

For the three months ended March 31, 2025, the Company incurred incentive fees on income of $4,490 and no incentive fees on capital gains. For the three months ended March 31, 2024, the Company incurred incentive fees on income of $2,631 and no incentive fees on capital gains.

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

Note 4. Investments

The following table presents the composition of the Company’s investment portfolio at amortized cost and fair value as of March 31, 2025 and December 31, 2024.

	March 31, 2025		December 31, 2024
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
First-lien senior secured debt investments	$2,130,595	$2,142,647	$1,952,708	$1,972,406
Equity investments	19,597	24,123	19,347	22,737
Investments in money market funds	28,616	28,616	48,683	48,683
Total Investments	$2,178,808	$2,195,386	$2,020,738	$2,043,826

As of March 31, 2025 and December 31, 2024, $182,196 and $188,253, respectively, of the Company’s total assets were non-qualifying assets, as defined by Section 55(a) of the 1940 Act.

The Company uses Global Industry Classification Standards (GICS), Level 3 – Industry, for classifying the industry groupings of its portfolio companies.

The industry composition of long-term investments based on fair value as of March 31, 2025 and December 31, 2024 was as follows:

	March 31, 2025	December 31, 2024

Trading companies & distributors	15.4%	15.1%
Commercial services & supplies	10.8%	11.7%
Food products	9.2%	10.0%
Containers & packaging	8.7%	7.5%
Health care providers & services	7.8%	8.4%
Professional services	5.4%	4.7%
Personal care products	4.7%	3.7%
Machinery	4.6%	3.7%
Leisure products	4.5%	3.2%
Aerospace & defense	4.1%	4.4%
Household products	2.4%	0.8%
Textiles, apparel & luxury goods	2.1%	2.1%
Automobile components	2.0%	3.6%
Specialty retail	1.7%	2.1%
Health care equipment & supplies	1.6%	1.4%
IT services	1.6%	1.7%
Building products	1.5%	2.3%
Pharmaceuticals	1.4%	1.8%
Diversified telecommunication services	1.4%	1.5%
Household durables	1.4%	1.0%
Chemicals	1.3%	1.1%
Wireless telecommunication services	1.3%	1.5%
Insurance	1.3%	2.0%
Hotels, restaurants & leisure	1.2%	1.4%
Construction materials	0.7%	0.7%
Biotechnology	0.6%	0.6%
Semiconductors & semiconductor equipment	0.5%	0.6%
Electrical equipment	0.5%	0.5%
Media	0.2%	0.8%
Diversified consumer services	0.1%	0.1%
	100.0%	100.0%

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

The following tables present the fair value hierarchy of investments as of March 31, 2025 and December 31, 2024. Note that the valuation levels below are not necessarily an indication of the risk associated with the underlying investment.

	Fair Value Hierarchy as of March 31, 2025
Investments:	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$-	$223,907	$1,918,740	$2,142,647
Equity investments	-	-	24,123	24,123
Investments in money market funds	28,616	-	-	28,616
Total Investments	$28,616	$223,907	$1,942,863	$2,195,386

	Fair Value Hierarchy as of December 31, 2024
Investments:	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$-	$253,224	$1,719,182	$1,972,406
Equity investments	-	-	22,737	22,737
Investments in money market funds	48,683	-	-	48,683
Total Investments	$48,683	$253,224	$1,741,919	$2,043,826

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three months ended March 31, 2025 and 2024.

	First-lien
	senior secured debt	Private equity
For the three months ended March 31, 2025	investments	investments	Total
Fair value, beginning of period	$1,719,182	$22,737	$1,741,919
Purchases of investments	287,324	500	287,824
Proceeds from sales of investments and principal repayments	(86,256)	(816)	(87,072)
Net change in unrealized gain (loss)	(5,423)	1,136	(4,287)
Net realized gain (loss)	-	566	566
Net accretion of discount on investments	3,555	-	3,555
PIK interest	358	-	358
Transfers into (out of) Level 3	-	-	-
Fair value, end of period	$1,918,740	$24,123	$1,942,863

	First-lien
	senior secured debt	Private equity
For the three months ended March 31, 2024	investments	investments	Total
Fair value, beginning of period	$1,346,174	$17,324	$1,363,498
Purchases of investments	142,295	1,019	143,314
Proceeds from sales of investments and principal repayments	(32,390)	-	(32,390)
Net change in unrealized gain (loss)	4,830	108	4,938
Net realized gain (loss)	-	-	-
Net accretion of discount on investments	2,616	-	2,616
PIK interest	366	-	366
Transfers into (out of) Level 3	-	-	-
Fair value, end of period	$1,463,891	$18,451	$1,482,342

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

For the three months ended March 31, 2025 and 2024, the Company did not recognize any transfers to or from Level 3. The increase in unrealized gain (loss) relates to investments that were held during the period. The Company includes these unrealized gains and losses on the Statement of Operations – Net Change in Unrealized Gains (Losses).

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

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

Quantitative Table for Valuation Techniques

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of March 31, 2025 and December 31, 2024. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Advisor’s determination of fair value. The Company calculates weighted average, based on the value of the unobservable input of each investment relative to the fair value of the investment compared to the total fair value of all investments. First-lien senior secured debt investments include the Company’s senior secured loan in an investment vehicle (BC CS 2, L.P.), which is considered subordinated debt since it is collateralized by a preferred stock investment in Cuisine Solutions, Inc.

	As of March 31, 2025
		Valuation	Unobservable		Weighted
	Fair Value	Technique	Input	Range	Average
First-lien senior secured debt investments	$1,918,740	Discounted cash flow analysis	Discount rate	7.3% - 15.0%	9.4%
Preferred equity investment	12,858	Discounted cash flow analysis	Discount rate	15.0%	15.0%
Preferred equity investment	500	Precedent Transaction Analysis	Original cost	1.0	1.0
Common equity investments	750	Precedent Transaction Analysis	Original cost	1.0	1.0
Other equity investments	10,015	Comparable Multiples	EV / EBITDA	8.0 - 17.2	11.2
	$1,942,863

	As of December 31, 2024
		Valuation	Unobservable		Weighted
	Fair Value	Technique	Input	Range	Average
First-lien senior secured debt investments	$1,719,182	Discounted cash flow analysis	Discount rate	8.2% - 15.0%	10.1%
Preferred equity investment	11,114	Discounted cash flow analysis	Discount rate	15.0%	15.0%
Preferred equity investment	500	Precedent Transaction Analysis	Original cost	1.0	1.0
Common equity investment	1,750	Precedent Transaction Analysis	Original cost	1.0	1.0
Other equity investments	9,373	Comparable Multiples	EV / EBITDA	7.6 - 17.2	11.3
	$1,741,919

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

Note 6. Debt

Corporate Credit Facility

As of March 31, 2025, the Company had a senior secured revolving credit facility (the “Corporate Credit Facility”), that has a total commitment of $400,000 which has a maturity date of November 22, 2029. The Corporate Credit Facility also provides for a feature that allows the Company, under certain circumstances, to increase the overall size of the Corporate Credit Facility to a maximum of $600,000. The interest rate on the Corporate Credit Facility is equal to Term SOFR (a forward-looking rate based on SOFR futures) plus an applicable spread of 2.10% per annum or an “alternate base rate” (as defined in the agreements governing the Corporate Credit Facility) plus an applicable spread of 1.00%. The Company is also required to pay a commitment fee of 0.375% per annum on any unused portion of the Corporate Credit Facility.

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

For the three months ended March 31, 2025 and 2024, the average amount of borrowings outstanding under the Corporate Credit Facility was $283,089 and $229,484, respectively, with a weighted average interest rate of 6.43% and 7.69%, respectively. As of March 31, 2025, the Company had $194,000 outstanding under the Corporate Credit Facility at a weighted average interest rate of 6.42%.

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

Revolving Funding Facility

As of March 31, 2025, the Company and KABDCF, a wholly-owned, special purpose financing subsidiary, had a senior secured revolving funding facility (the “Revolving Funding Facility”), that has a total commitment of $675,000. The end of the reinvestment period is February 13, 2028, and the maturity date is February 13, 2030. The interest rate on the Revolving Funding Facility is SOFR plus 2.15% per annum. The Revolving Funding Facility is secured by all of the assets held by KABDCF and the Company has agreed that it will not grant or allow a lien on the membership interest of KABDCF.

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

For the three months ended March 31, 2025 and 2024, the average amount of borrowings outstanding under the Revolving Funding Facility was $445,211 and $316,231, respectively, with a weighted average interest rate of 6.61% and 8.07%, respectively. As of March 31, 2025, the Company had $577,000 outstanding under the Revolving Funding Facility at a weighted average interest rate of 6.46%.

Revolving Funding Facility II

As of March 31, 2025, the Company and KABDCF II, a wholly-owned, special purpose financing subsidiary, had a senior secured revolving credit facility (the “Revolving Funding Facility II”). The Revolving Funding Facility II has an initial commitment of $250,000 which, under certain circumstances, can be increased up to $500,000. The Revolving Funding Facility II is secured by all of the assets held by KABDCF II and the Company has agreed that it will not grant or allow a lien on the membership interest of KABDCF II. The end of the reinvestment period is December 22, 2027, and the maturity date is December 22, 2029. The interest rate on the Revolving Funding Facility II is 3-month term SOFR plus 2.25%. KABDCF II is also required to pay a commitment fee of 0.55% on the unused portion of the Revolving Funding Facility II.

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

For the three months ended March 31, 2025 and 2024, the average amount of borrowings outstanding under the Revolving Funding Facility II was $124,472 and $69,341, respectively, with a weighted average interest rate of 6.74% and 8.03%, respectively. As of March 31, 2025, the Company had $169,500 outstanding under the Revolving Funding Facility II at a weighted average interest rate of 6.56%.

Senior Unsecured Notes

As of March 31, 2025, the Company had $75,000 aggregate principal amount of senior unsecured notes (the “Notes”).

The table below sets forth a summary of the key terms of each series of Notes outstanding at March 31, 2025.

	Principal		Estimated
	Outstanding	Unamortized	Fair Value	Fixed
	March 31,	Issuance	March 31,	Interest
Series	2025	Costs	2025	Rate	Maturity
A	$25,000	$177	$26,282	8.65%	6/30/2027
B	50,000	416	53,536	8.74%	6/30/2028
	$75,000	$593	$79,818

Holders of the Notes are entitled to receive cash interest payments semi-annually (on January 30 and July 30) at the fixed rate. As of March 31, 2025, the weighted average interest rate on the outstanding Notes was 8.71%.

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

As of March 31, 2025, the Notes were rated “BBB” by Kroll Bond Rating Agency (“KBRA”). The Company is required to maintain a current rating from one rating agency with respect to the Notes. In the event the Company does not maintain a current rating from a rating agency for a specified period of time or the credit rating on the Notes falls below “BBB-” (a “Below Investment Grade Event”), the interest rate per annum on the Notes will increase by 1.0% during the period the Notes are rated below “BBB-”. In the event the Company’s Secured Debt Ratio exceeds 55% (a “Secured Debt Ratio Event”), the interest rate per annum on the Notes will increase by 1.5% during the period the ratio is above stated percentage. If a Below Investment Grade Event and a Secured Debt Ratio Event is continuing at the same time the aggregate increase in interest rate per annum will not exceed 2.0%.

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

At March 31, 2025, the Company was in compliance with all covenants under the Notes agreements.

Debt obligations consisted of the following as of March 31, 2025 and December 31, 2024. As of each of these dates, the amounts outstanding under the Corporate Credit Facility, Revolving Funding Facility and Revolving Funding Facility II equal their respective fair value.

	March 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Notes	$75,000	$75,000	$-	$74,407
Corporate Credit Facility	400,000	194,000	206,000	190,963
Revolving Funding Facility	675,000	577,000	98,000	570,665
Revolving Funding Facility II	250,000	169,500	80,500	167,004
Total debt	$1,400,000	$1,015,500	$384,500	$1,003,039

(1)	The amounts available under the Company’s credit facilities do not reflect any limitations related to each borrowing base as of March 31, 2025.

(2)	The carrying value of the Notes, Corporate Credit Facility, Revolving Funding Facility and Revolving Funding Facility II are presented net of deferred financing costs totaling $12,461.

	December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Notes	$75,000	$75,000	$-	$74,357
Corporate Credit Facility	475,000	250,000	225,000	246,765
Revolving Funding Facility	600,000	420,000	180,000	415,254
Revolving Funding Facility II	150,000	113,000	37,000	111,749
Total debt	$1,300,000	$858,000	$442,000	$848,125

(1)	The amounts available under the Company’s credit facilities do not reflect any limitations related to each borrowing base as of December 31, 2024.

(2)	The carrying value of the Notes, Corporate Credit Facility, Revolving Funding Facility and Revolving Funding Facility II are presented net of deferred financing costs totaling $9,875.

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

For the three months ended March 31, 2025 and 2024, the components of interest expense were as follows:

	For the three months ended
	March 31, 2025	March 31, 2024
Interest expense	$16,203	$14,759
Amortization of debt issuance costs	921	897
Total interest expense	$17,124	$15,656
Average interest rate	7.4%	8.9%
Average borrowings	$927,772	$703,352

Note 7. Common Stock and Share Transactions

As of March 31, 2025, the Company had 100,000,000 shares of common stock authorized and 71,276,973 shares outstanding. As of March 31, 2025, KAPC Investment Holdings, L.P., a controlled affiliate of Kayne Anderson, owned 957,217 shares of the Company. These shares were purchased on May 22, 2024 in conjunction with the Company’s IPO.

Common Stock Issuances

The following table summarizes the number of common stock shares issued and aggregate proceeds received from such issuances related to the Company’s capital call notices pursuant to subscription agreements with investors for the three months ended March 31, 2024. On May 24, 2024, the Company completed its IPO and began trading on the NYSE under the ticker symbol “KBDC.”

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

The “restricted period” under Regulation M ended upon the closing of the Company’s IPO and, therefore, the Common Stock repurchases/purchases described above began on July 23, 2024. See Note 12 – Subsequent Events.

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

For the three months ended March 31, 2025, the agent has repurchased shares of common stock pursuant to the Plan as follows:

	Total number	Average	Approximate dollar value of shares that have been purchased	Approximate dollar value of shares that may yet be purchased
Period	of shares repurchased	price paid per share	under the plan	under the plan
March 1 - 31, 2025	23,688	$16.23	$384	$98,090
Total stock repurchased	23,688		$384

Dividends and Dividend Reinvestment

The following tables summarize the dividends declared and payable by the Company for the three months ended March 31, 2025 and 2024. For the three months ended March 31, 2025, the $0.10 per share dividend with a payment date of March 18, 2025 was one of three special dividends declared by the Board of Directors in conjunction with the Company’s IPO in May 2024. See Note 12 – Subsequent Events.

For the three months ended March 31, 2025
	Dividend	Dividend
	record	payment	Dividend
Dividend declaration date	date	date	per share
May 8, 2024	March 3, 2025	March 18, 2025	$0.10
March 3, 2025	March 31, 2025	April 15, 2025	0.40
Total dividends declared			$0.50

For the three months ended March 31, 2024
	Dividend	Dividend
	record	payment	Dividend
Dividend declaration date	date	date	per share
March 6, 2024	March 29, 2024	April 17, 2024	$0.40
Total dividends declared			$0.40

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

The following tables summarize the amounts received and shares of common stock issued to shareholders pursuant to the Company’s dividend reinvestment plan (“DRIP”) for the three months ended March 31, 2025 and 2024. See Note 12 – Subsequent Events.

For the three months ended March 31, 2025
	Dividend	DRIP
	payment	shares	DRIP
Dividend record date	date	issued	value
December 31, 2024	January 15, 2025	205,626	$3,434
March 3, 2025	March 18, 2025	35,346	593
		240,972	$4,027

For the regular dividend paid on January 15, 2025, the DRIP value was $3,923. Of this amount, $3,434 was reinvested into the Company through the issuance of 205,626 shares of common stock and $489 was fulfilled through open market purchases of common stock pursuant to the DRIP.

For the dividend paid on April 15, 2025, the DRIP value was $2,401 and was fulfilled through open market purchases of common stock. This DRIP is excluded from the table above, as the DRIP share activity was after March 31, 2025.

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

Note 8. Commitments and Contingencies

The Company had an aggregate of $235,515 and $186,282, respectively, of unfunded commitments, including $150,576 and $126,738, respectively, of unfunded commitments on revolvers, to provide debt financing to its portfolio companies as of March 31, 2025 and December 31, 2024. These commitments are not reflected in the Company’s consolidated statement of assets and liabilities but are generally incorporated into the Company’s determination of its liquidity. Consequently, such commitments result in an element of credit risk in excess of the amount recognized in the Company’s consolidated statement of assets and liabilities.

The Company’s unfunded revolving commitments are generally available on a borrower’s demand and may remain outstanding until the maturity date of the underlying senior secured loan. The Company’s unfunded delayed draw term loan commitments are generally subject to the satisfaction of certain financial and nonfinancial covenants and certain operational metrics. The commitment period for unfunded delayed draw term loan commitments may be shorter than the maturity date if drawn or funded.

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

A summary of the composition of the unfunded commitments as of March 31, 2025 and December 31, 2024 is shown in the table below.

	As of	As of
	March 31, 2025	December 31, 2024
Alcami Corporation	$1,447	$1,447
Allcat Claims Service, LLC	10,803	10,803
Allentown, LLC	928	663
American Equipment Holdings LLC	2,192	2,922
American Soccer Company, Incorporated (SCORE)	355	2,601
Arborworks Acquisition, LLC	1,792	1,792
Basel U.S. Acquisition Co., Inc. (IAC)	2,930	2,930
Bloomington Holdco, LLC (BW Fusion)	6,421	6,421
BLP Buyer, Inc. (Bishop Lifting Products)	2,393	2,878
Carton Packaging Buyer, Inc. (Century Box)	2,848	2,848
CCFF Buyer, LLC (California Custom Fruits & Flavors, LLC)	9,812	9,812
CGI Automated Manufacturing, LLC	611	2,242
CI (MG) Group, LLC (Mariani Premier Group)	12,911	-
City Line Distributors LLC	2,530	2,530
CMT Intermediate Holdings, LLC (Capital Machine Technologies)	3,803	-
CREO Group Inc. (HMS Manufacturing)	3,251	-
Curio Brands, LLC	1,719	1,719
Del-Air Heating, Air Conditioning & Refrigeration, LLC	3,291	-
DISA Holdings Corp.	1,924	3,331
Diverzify Intermediate, LLC	3,155	3,155
DRS Holdings III, Inc. (Dr. Scholl's)	310	310
Eastern Wholesale Fence	-	198
ECS Opco 1, LLC (Spectrum Vascular)	2,540	-
Energy Acquisition LP (Electrical Components International, Inc. - ECI)	1,442	1,442
Envirotech Services, LLC	6,746	6,746
Eppinger Technologies, LLC	1,140	1,145
Fastener Distribution Holdings, LLC	7,502	7,502
Foundation Consumer Brands, LLC	577	577
Fralock Buyer LLC	1,835	-
Guardian Dentistry Practice Management, LLC	773	773
Gulf Pacific Acquisition, LLC	1,798	1,798
Gusmer Enterprises, Inc.	3,466	3,676
Home Brands Group Holdings, Inc. (ReBath)	2,099	2,099
I.D. Images Acquisition, LLC	2,020	2,020
IF&P Foods, LLC (FreshEdge)	2,165	2,813
Improving Acquisition LLC	1,672	1,672
Krayden Holdings, Inc.	5,374	5,438
Lakewood Acquisition Corporation (R&B Wholesale)	9,102	-
Light Wave Dental Management, LLC	3,086	4,171
LSL Industries, LLC (LSL Healthcare)	5,224	5,224
MacNeill Pride Group	2,397	1,798
ML Buyer, LLC (Mama Lycha Foods, LLC)	3,792	3,991
Monza Purchaser, LLC (Smyth)	11,385	-
MRC Keystone Acquisition LLC (Automated Handing Solutions)	3,864	3,864
NMA Holdings, LLC (Neuromonitoring Associates)	7,459	7,459
OAO Acquisitions, Inc. (BearCom)	2,482	2,482
Phoenix YW Buyer, Inc. (Elida Beauty)	1,960	1,960
Pixel Intermediate, LLC	1,483	1,482
PMFC Holding, LLC	445	-
Redwood MSO, LLC (Smile Partners)	2,590	2,784
Refocus Management Services, LLC	4,987	6,269
Regiment Security Partners LLC	104	104
RMH Systems, LLC	10,668	-
The Robinette Company	5,047	5,047
Ruff Roofers Buyer, LLC	10,064	7,138
Siegel Egg Co., LLC	41	501
Silk Holdings III Corp. (Suave)	5,717	6,667
Speedstar Holding LLC	666	666
Superior Intermediate LLC (Landmark Structures)	10,006	10,006
Tapco Buyer LLC	9,435	9,435
TG Parent Newco LLC (Trademark Global LLC)	480	480
US Anchors Group, Inc. (Mechanical Plastics Corp.)	2,819	2,819
Vehicle Accessories, Inc.	-	2,064
Vitesse Systems Parent, LLC	624	-
Workholding US Holdings, LLC (Forkardt Hardinge)	2,589	3,144
Worldwide Produce Acquisition, LLC	424	424
Total unfunded commitments	$235,515	$186,282

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2025 and December 31, 2024, management was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

Note 9. Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of March 31, 2025 and 2024, there were no dilutive shares.

The following table sets forth the computation of basic and diluted earnings per share of common stock for the three months ended March 31, 2025 and 2024.

	For the three months ended
	March 31, 2025	March 31, 2024

Net increase (decrease) in net assets resulting from operations	$22,215	$27,755
Weighted average shares of common stock outstanding - basic and diluted	71,234,684	45,345,417
Earnings (loss) per share of common stock - basic and diluted	$0.31	$0.61

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

Note 10. Financial Highlights

The following per share of common stock data has been derived from information provided in the unaudited financial statements. The following is a schedule of financial highlights for the three months ended March 31, 2025 and 2024.

	For the three months ended March 31,
	(amounts in thousands, except share and per share amounts)
Per Common Share Operating Performance (1)	2025	2024
Net Asset Value, Beginning of Period	$16.70	16.42

Results of Operations:
Net Investment Income	0.40	0.52
Net Realized and Unrealized Gain (Loss) on Investments(2)	(0.09)	0.09
Net Increase (Decrease) in Net Assets Resulting from Operations	0.31	0.61

Dividends to Common Stockholders
Dividends	(0.50)	(0.40)
Net Decrease in Net Assets Resulting from Dividends	(0.50)	(0.40)

Net Asset Value, End of Period	$16.51	16.63
Per Share Market Value, End of Period	$16.22	N/A

Shares Outstanding, End of Period	71,276,973	48,789,228

Ratio/Supplemental Data
Net assets, end of period	$1,176,559	811,557
Weighted-average shares outstanding	71,234,684	45,345,417
Total Return based on net asset value(3)	2.0%	3.7%
Total Return based on market value(4)	1.1%	N/A
Portfolio turnover	5.5%	2.1%
Ratio of operating expenses to average net assets before waivers(5)	9.5%	12.2%
Ratio of operating expenses to average net assets with waiver(5)	9.1%	12.2%
Ratio of net investment income (loss) to average net assets(5)	9.9%	12.8%

(1)	The per common share data was derived by using weighted average shares outstanding.

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

(2)	Realized and unrealized gains and losses per share in this caption are balancing amounts necessary to reconcile the change in net asset value per share for the period and may not be consistent or reconcile with the aggregate gains and losses in the Consolidated Statement of Operations due to the timing of share transactions during the period. For the three months ended March 31, 2025, includes $0.01 per share of deferred income tax expense on unrealized appreciation on investments.

(3)	Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share (if any), divided by the beginning NAV per share. The calculation also assumes reinvestment of dividends at actual prices pursuant to the Company’s dividend reinvestment plan. Total return is not annualized.
(4)	Total return based on market value is calculated as the change in market value per share during the respective periods, plus distributions per share, if any, divided by the beginning market value per share. The calculation also assumes reinvestment of dividends at actual prices pursuant to the Company’s dividend reinvestment plan.

(5)	Ratio is annualized.

Note 11. Segment Reporting

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

On April 15, 2025, the Company paid a regular dividend of $0.40 per share to each common stockholder of record as of March 31, 2025. The total dividend was $28,514 and, of this amount, $2,401 was DRIP which was fulfilled through open market purchases of common stock.

On May 1, 2025, the Board of Directors of the Company declared a regular dividend to common stockholders in the amount of $0.40 per share. The regular dividend of $0.40 per share will be paid on July 16, 2025 to stockholders of record as of the close of business on June 30, 2025, payable in cash or shares of common stock of the Company pursuant to the Company’s Dividend Reinvestment Plan, as amended.

On May 1, 2025, the Board of Directors of the Company authorized an amendment to the Company’s share repurchase plan to extend the expiration to May 24, 2026. Under the amended and restated plan (effective May 25, 2025), the Company may repurchase up to $100,000 of the outstanding common stock in the open market at a price per share that meets certain thresholds below its net asset value per share.

From April 1, 2025 to May 7, 2025, the Company’s agent repurchased 393,638 shares of common stock at an average price of $15.54 per share for a total amount of $6,116. As of May 7, 2025, $91,974 remains for repurchase under the Company’s initial 10b5-1 Plan.

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

Investment Objective, Principal Strategy and Investment Structure

Kayne Anderson BDC, Inc. is a Delaware corporation that commenced operations on February 5, 2021. Following our initial public offering (“IPO”), our common stock began trading on the New York Stock Exchange (“NYSE”) under the ticker symbol “KBDC” on May 22, 2024. We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a BDC under the 1940 Act, as amended. In addition, for U.S. federal income tax purposes, we intend to qualify, annually, as a RIC under Subchapter M of the Code.

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

The Advisor executes on our investment objective by (1) accessing the established loan sourcing channels developed by KAPC, which includes an extensive network of private equity firms, other middle market lenders, financial advisors, intermediaries and management teams, (2) selecting investments within our middle market company focus, (3) implementing KAPC’s underwriting process and (4) drawing upon its experience and resources and the broader Kayne Anderson network. KAPC was established in 2011 and manages (directly and through affiliates) assets under management (“AUM”) of approximately $7.3 billion related to middle market private credit as of March 31, 2025.

Recent Developments

On April 15, 2025, we paid a regular dividend of $0.40 per share to each common stockholder of record as of March 31, 2025. The total dividend was $28.5 million and, of this amount, $2.4 million was DRIP which was fulfilled through open market purchases of common stock.

On May 1, 2025, our Board of Directors declared a regular dividend to common stockholders in the amount of $0.40 per share. The regular dividend of $0.40 per share will be paid on July 16, 2025 to stockholders of record as of the close of business on June 30, 2025, payable in cash or shares of our common stock pursuant to our Dividend Reinvestment Plan, as amended.

On May 1, 2025, our Board of Directors authorized an extension of our existing share repurchase program to extend the expiration to May 24, 2026. Under the terms of the program, which are substantially the same as our then existing share repurchase program, we may repurchase up to $100 million of our outstanding common stock in the open market at a price per share that meets certain thresholds below its net asset value per share.

From April 1, 2025 to May 7, 2025, our agent repurchased 393,638 shares of common stock at an average price of $15.54 per share for a total amount of $6.1 million. As of May 7, 2025, $92.0 million remains for repurchase under our initial stock repurchase plan.

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

As of March 31, 2025, we had investments in 116 portfolio companies with an aggregate fair value of approximately $2,167 million, and unfunded commitments to these portfolio companies of $236 million, and our portfolio consisted of 98.1% first lien senior secured loans, 0.8% subordinated debt and 1.1% equity investments.

As of March 31, 2025, we held investments in broadly syndicated loans in 20 portfolio companies with an aggregate principal amount of $226 million. Our investments in broadly syndicated loans were made in anticipation of the receipt of proceeds from our final capital call and our IPO which closed during the second quarter of 2024. Prior to these investments, we had not held broadly syndicated loans since 2022. Consistent with our strategy at that time, we expect to rotate out of these investments over coming quarters to invest in private middle market loans consistent with our principal strategy. We have presented certain portfolio-related information below for our private middle market loans and broadly syndicated loans separately and on a combined basis for ease of reference.

As of March 31, 2025, 100% of our debt investments had floating interest rates. Our weighted average yields for debt investments were as follows:

●	private middle market loans at fair value and amortized cost weighted average yields were 10.8% and 10.8%, respectively

●	broadly syndicated loans at fair value and amortized cost weighted average yields were 6.9% and 6.8%, respectively; and

●	total debt investments at fair value and amortized cost weighted average yields were 10.4% and 10.4%, respectively

As of March 31, 2025, our portfolio was invested across 30 different industries (Global Industry Classification “GICS”, Level 3 – Industry). The largest industries in our portfolio as of March 31, 2025 were Trading Companies & Distributors, Commercial Services & Supplies, Food Products and Containers & Packaging, which represented, as a percentage of our portfolio of long-term investments, 15.4%, 10.8%, 9.2% and 8.7%, respectively, based on fair value. We are generalist investors and the mix of industries represented by our portfolio companies will vary over time.

As of March 31, 2025, our average position size based on commitment of private credit and equity investments (at the portfolio company level) was $23.0 million.

As of March 31, 2025, the weighted average and median last twelve months (“LTM”) EBITDA of our portfolio companies were as follows:

●	private middle market loans were $61.2 million and $32.5 million, respectively, based on fair value[1]

●	broadly syndicated loans were $2,087.4 million and $1,780.1 million, respectively, based on fair value; and

●	total investments were $281.0 million and $39.5 million, respectively, based on fair value[1]

As of March 31, 2025, the weighted average loan-to-enterprise-value (“LTEV”) of our debt investments at the time of our initial investment was as follows:

●	private middle market loans was 43.3%, based on par[1]

●	broadly syndicated loans was 36.5%, based on par

●	total investments was 42.6%, based on par[1] ; and

●	LTEV represents the total par value of our debt investment relative to our estimate of the enterprise value of the underlying borrower

As of March 31, 2025, we had four debt investments on non-accrual status, which represented 1.6% and 2.3% of total debt investments at fair value and cost, respectively.

As of March 31, 2025, our portfolio companies’ weighted average leverage ratios and weighted average interest coverage ratios (the calculations of which are based on the most recent quarter end or latest available information from the portfolio companies) were as follows:

●	private middle market loans were 4.3x and 3.1x, respectively, based on fair value[1]

●	broadly syndicated loans were 3.3x and 4.0x, respectively, based on fair value; and

●	total investments were 4.2x and 3.2x, respectively, based on fair value[1]

As of March 31, 2025, the percentage of our debt investments including at least one financial maintenance covenant was as follows:

●	private middle market loans was 100.0% based on fair value[2]

●	broadly syndicated loans was 0%, based on fair value; and

●	total investments was 89.0%, based on fair value[2]

[1]	Excludes investments on watch list, which represent 3.6% of the total fair value of debt investments as of March 31, 2025.

[2]	Excludes opportunistic deals, which represent 1.8% of the total fair value of debt investments as of March 31, 2025.

Our investment activity for the three months ended March 31, 2025 and 2024 is presented below (information presented herein is at par value unless otherwise indicated).

	For the three months ended March 31,
	2025 ($ in millions)	2024 ($ in millions)

New investments:
Gross new investments commitments	$340.2	$463.8
Less: investment commitments sold down, exited or repaid(1)	(110.0)	(25.4)
Net investment commitments	$230.2	438.4

Principal amount of investments funded(2):
Private credit investments	$293.8	$146.6
Broadly syndicated loans	-	302.0
Preferred equity investments	-	1.0
Common equity investments	0.5	-
Total principal amount of investments funded	$294.3	$449.6

Principal amount of investments sold / repaid (2):
Private credit investments	$(86.3)	$(32.4)
Broadly syndicated loans	(26.9)	-
Common equity investments	(0.3)	-
Total principal amount of investments sold or repaid	$(113.5)	$(32.4)

Number of new private credit investment commitments	16	10
Average new private credit investment commitment amount	$21.2	$16.0
Number of new broadly syndicated loan commitments	-	24
Average new broadly syndicated loan commitment amount	$-	$12.6
Weighted average maturity for new investment commitments(3)	4.7 years	4.4 years
Percentage of new debt investment commitments at floating rates	100.0%	100.0%
Percentage of new debt investment commitments at fixed rates	0.0%	0.0%
Weighted average interest rate of new private credit investment commitments(4)	9.8%	11.4%
Weighted average interest rate of new broadly syndicated loan commitments(4)	-	8.4%
Weighted average interest rate on investments sold or paid down(5)	10.0%	12.7%

(1)	Does not include repayments on revolving loans, which may be redrawn.

(2)	Does not include restructured activity. For common equity investments, amount represents cost.

(3)	For undrawn delayed draw term loans, the maturity date used is that of the associated term loan.

(4)	Based on the rate in effect at March 31, 2025 per our Consolidated Schedule of Investments for new commitments entered into during the quarter.

(5)	Based on the underlying rate if still held at March 31, 2025. For those investments sold or paid down in full during the year, based on the rate in effect at the time of sale or paid down.

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

The table below sets forth our fair value of debt investments and number of portfolio companies, including percentage of each total, that are on watch list as of March 31, 2025 and December 31, 2024. This table excludes equity investments.

As of March 31, 2025				As of December 31, 2024
Fair Value ($ in millions)%		Number of Companies	%	Fair Value ($ in millions)%		Number of Companies	%
$78.0	3.6%	7	6.0%	$69.4	3.5%	5	4.5%

We use Global Industry Classification Standards (GICS), Level 3 – Industry, for classifying the industry groupings of our portfolio companies. The table below describes long-term investments by industry composition based on fair value as of March 31, 2025 and December 31, 2024.

	March 31, 2025	December 31, 2024

Trading companies & distributors	15.4%	15.1%
Commercial services & supplies	10.8%	11.7%
Food products	9.2%	10.0%
Containers & packaging	8.7%	7.5%
Health care providers & services	7.8%	8.4%
Professional services	5.4%	4.7%
Personal care products	4.7%	3.7%
Machinery	4.6%	3.7%
Leisure products	4.5%	3.2%
Aerospace & defense	4.1%	4.4%
Household products	2.4%	0.8%
Textiles, apparel & luxury goods	2.1%	2.1%
Automobile components	2.0%	3.6%
Specialty retail	1.7%	2.1%
Health care equipment & supplies	1.6%	1.4%
IT services	1.6%	1.7%
Building products	1.5%	2.3%
Pharmaceuticals	1.4%	1.8%
Diversified telecommunication services	1.4%	1.5%
Household durables	1.4%	1.0%
Chemicals	1.3%	1.1%
Wireless telecommunication services	1.3%	1.5%
Insurance	1.3%	2.0%
Hotels, restaurants & leisure	1.2%	1.4%
Construction materials	0.7%	0.7%
Biotechnology	0.6%	0.6%
Semiconductors & semiconductor equipment	0.5%	0.6%
Electrical equipment	0.5%	0.5%
Media	0.2%	0.8%
Diversified consumer services	0.1%	0.1%
	100.0%	100.0%

Results of Operations

For the three months ended March 31, 2025 and 2024, our total investment income was derived from our portfolio of investments.

The following table represents the operating results for the three months ended March 31, 2025 and 2024.

	For the three months ended March 31,
	2025	2024
	($ in millions)	($ in millions)
Total investment income	$55.2	$46.5
Less: Net expenses	(26.5)	(22.7)
Net investment income	28.7	23.8
Net realized gains (losses) on investments	0.6	-
Net change in unrealized gains (losses) on investments	(6.5)	4.0
Income tax (expense) benefit on unrealized appreciation/depreciation on investments	(0.6)	-
Net increase (decrease) in net assets resulting from operations	$22.2	$27.8

Investment Income

Investment income for the three months ended March 31, 2025 and 2024 totaled $55.2 million and $46.5 million, respectively, and consisted primarily of interest income on our debt investments. For the three months ended March 31, 2025 and 2024, we had $0.3 million and $0.3 million, respectively, of PIK interest included in interest income. As of March 31, 2025, we had four debt investments on non-accrual status. As of March 31, 2024, we had one debt investment on non-accrual status.

Expenses

Operating expenses for the three months ended March 31, 2025 and 2024 were as follows:

	For the three months ended March 31,
	2025	2024
	($ in millions)	($ in millions)
Interest and debt financing expenses	$17.1	$15.7
Management fees	5.1	3.5
Incentive fees	4.5	2.6
Directors fees	0.2	0.1
Other operating expenses	0.9	0.8
Total expenses	27.8	22.7
Management fee waiver	(1.3)	-
Net expenses	$26.5	$22.7

Net Realized Gains (Losses) on Investments

During the three months ended March 31, 2025, we had realized gains of $0.6 million on our investments. We had no realized gains or losses during the three months ended March 31, 2024.

Net Unrealized Gains (Losses) on Investments

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the three months ended March 31, 2025 and 2024, net unrealized gains (losses) on our investment portfolio were comprised of the following:

	For the three months ended March 31,
	2025	2024
	($ in millions)	($ in millions)
Unrealized gains on investments	$9.7	$7.7
Unrealized (losses) on investments	(16.2)	(3.7)
Net change in unrealized gains (losses) on investments	$(6.5)	$4.0

For the three months ended March 31, 2025, we had a deferred income tax expense of $0.6 million related to our net unrealized gain on our investments in KABDC Corp, LLC, a wholly owned subsidiary, that has elected to be treated as a corporation for U.S. tax purposes. In addition, our net deferred tax liability of $1.3 million is included in accrued expenses and other liabilities of our Consolidated Statement of Assets and Liabilities as of March 31, 2025.

For the three-month periods ended March 31, 2025 and 2024, the top five largest contributors to the change in unrealized gains and the top five largest contributors to the change in unrealized losses on investments, and the remaining unrealized gains and losses from other portfolio companies, are presented in the following tables.

For the three months ended
March 31, 2025
($ in millions)
Portfolio Company
Arborworks Acquisition, LLC	$1.7
CREO Group Inc. (HMS Manufacturing)	0.8
Lakewood Acquisition Corporation (R&B Wholesale)	0.8
Monza Purchaser, LLC (Smyth)	0.7
Olibre Borrower LLC (Revelyst)	0.7
Other portfolio companies unrealized gains	5.0
Other portfolio companies unrealized (losses)	(6.8)
Innopak Industries, Inc.	(0.5)
Centerline Communications, LLC	(0.6)
Vehicle Accessories, Inc.	(0.9)
Siegel Egg Co., LLC	(2.0)
Sundance Holdings Group, LLC	(5.4)
Total Change in Unrealized Gain (Loss), net	$(6.5)

For the three months ended
March 31, 2024
($ in millions)
Portfolio Company
Envirotech Services, LLC	$0.9
Refocus Management Services, LLC	0.7
Pixel Intermediate, LLC	0.6
BC CS 2, L.P. (Cuisine Solutions)	0.6
CCFF Buyer, LLC (California Custom Fruits & Flavors, Inc.)	0.5
Other portfolio companies unrealized gains	4.4
Other portfolio companies unrealized (losses)	(2.5)
Siegel Egg Co., LLC	(0.1)
FCA, LLC (FCA Packaging)	(0.2)
Trademark Global LLC	(0.2)
Universal Marine Medical Supply International, LLC (Unimed)	(0.3)
American Soccer Company, Incorporated (SCORE)	(0.4)
Total Change in Unrealized Gain (Loss), net	$4.0

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are generated primarily from the net proceeds of any offering of our shares of common stock, proceeds from borrowing on our credit facilities, proceeds from the issuance of senior unsecured notes and from cash flows from interest and fees earned from our investments and principal repayments and proceeds from sales of our investments. Our primary use of cash is for investments in portfolio companies, payments of our expenses, repayments of borrowings under credit facilities and senior unsecured notes, and payment of cash distributions to our stockholders.

We finance our investments with leverage in the form of borrowings under credit facilities and issuances of senior unsecured notes. We also intend to further borrow under credit facilities and/or issue senior unsecured notes in the future in order to finance our investments. In accordance with the 1940 Act, we are required to meet a coverage ratio of total assets (less total liabilities other than indebtedness) to total borrowings and other senior securities (and any preferred stock that we may issue in the future) of at least 150%. If this ratio declines below 150%, we cannot incur additional leverage and could be required to sell a portion of our investments to repay some leverage when it is disadvantageous to do so. As of March 31, 2025 and December 31, 2024, our asset coverage ratios were 216% and 238%, respectively. We currently intend to target asset coverage of 200% to 180% (which equates to a debt-to-equity ratio of 1.0x to 1.25x) but may alter this target based on market conditions.

Over the next twelve months, we expect that cash and cash equivalents, taken together with our available capacity under our credit facilities, will be sufficient to conduct anticipated investment activities. Beyond twelve months, we expect that our cash and liquidity needs will continue to be met by cash generated from our ongoing operations as well as financing activities.

As of March 31, 2025, we had $75 million Notes outstanding, $940.5 million borrowed under our credit facilities and cash and cash equivalents of $46 million (including investments in money market funds). As of that date, we had $384.5 million of undrawn commitments available on our credit facilities (subject to borrowing base restrictions and other conditions). As of May 7, 2025, we had $75 million Notes outstanding, $944 million borrowed under our credit facilities and cash and cash equivalents of $12.5 million (including investments in money market funds).

Senior Unsecured Notes

As of March 31, 2025, we have $75 million of senior unsecured notes outstanding, with $25 million of 8.65% Series A Notes due June 2027 (the “Series A Notes”) and $50 million of 8.74% Series B Notes due June 2028 (the “Series B Notes”, and collectively with the Series A Notes, the “Notes”).

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

Revolving Funding Facility: We and our wholly owned, special purpose financing subsidiary, Kayne Anderson BDC Financing, LLC (“KABDCF”), are party to a senior secured revolving funding facility (the “Revolving Funding Facility”). We and KABDCF have a commitment of $675 million. The Revolving Funding Facility is secured by all of the assets held by KABDCF and we have agreed that it will not grant or allow a lien on the membership interest of KABDCF. The end of the reinvestment period is February 13, 2028 and the maturity date is February 13, 2030. The interest rate on the Revolving Funding Facility is daily SOFR plus 2.15% per annum. KABDCF is also required to pay a commitment fee of between 0.50% and 1.50% per annum depending on the size of the unused portion of the Revolving Funding Facility.

Revolving Funding Facility II: We and our wholly owned, special purpose financing subsidiary, Kayne Anderson BDC Financing II, LLC (“KABDCF II”), are party to a senior secured revolving credit facility (the “Revolving Funding Facility II”). The Revolving Funding Facility II has an initial commitment of $250 million which, under certain circumstances, can be increased up to $500 million. The Revolving Funding Facility II is secured by all of the assets held by KABDCF II and we have agreed that it will not grant or allow a lien on the membership interest of KABDCF II. The end of the reinvestment period and the stated maturity date for the Revolving Funding Facility II are December 22, 2027, and December 22, 2029, respectively. The interest rate on the Revolving Funding Facility II is equal to 3-month term SOFR plus 2.25% per annum. KABDCF II is also required to pay a commitment fee of 0.55%.

Contractual Obligations

A summary of our significant contractual principal payment obligations related to the repayment of our outstanding indebtedness at March 31, 2025 is as follows:

	Payments Due by Period ($ in millions)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Senior Unsecured Notes	$75.0	$-	$25.0	$50.0	$-
Corporate Credit Facility	194.0	-	-	194.0	-
Revolving Funding Facility	577.0	-	-	577.0	-
Revolving Funding Facility II	169.5	-	-	169.5	-
Total contractual obligations	$1,015.5	$-	$25.0	$990.5	$-

Off-Balance Sheet Arrangements

As of March 31, 2025 and December 31, 2024, we had an aggregate $235.5 million and $186.3 million, respectively, of unfunded commitments, including $150.6 million and $126.7 million, respectively, of unfunded commitments on revolvers, to provide debt financing to our portfolio companies. Such commitments are generally subject to the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in our financial statements. Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not have any other off-balance sheet financings or liabilities.

Critical Accounting Estimates

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies, including those relating to the valuation of our investment portfolio, are described below. The critical accounting policies should be read in conjunction with our risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and in this Quarterly Report. See Note 2 to our consolidated financial statements for the three months ended March 31, 2025, for more information on our critical accounting policies.

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

Revenue Recognition

We record interest income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt securities with contractual PIK interest, which represents contractual interest accrued and added to the principal balance, we generally will not accrue PIK interest for accounting purposes if the portfolio company valuation indicates that such PIK interest is not collectible. We do not accrue as a receivable interest on loans and debt securities for accounting purposes if we have reason to doubt our ability to collect such interest. Original Issue Discounts (OIDs), market discounts or premiums are accreted or amortized using the effective interest method as interest income. We record prepayment premiums on loans and debt securities as interest income.

Related Party Transactions

Investment Advisory Agreement. On February 5, 2021, we entered into an Investment Advisory Agreement with our Advisor. On March 6, 2024, the Board approved an amended and restated investment advisory agreement (the “Amended Investment Advisory Agreement”) and a fee waiver agreement (the “Fee Waiver Agreement”) between the Company and the Advisor, which became effective upon the completion of the initial public offering of shares of common stock on May 24, 2024 (the “IPO Date”). On February 19, 2025, the Board approved an additional one-year term of the Amended Investment Advisory Agreement through March 15, 2026.

For services rendered under the Amended Investment Advisory Agreement, we pay a base management fee quarterly in arrears to our Advisor based on the of the fair market value of our investments including, in each case, assets purchased with borrowed funds or other forms of leverage, but excluding cash, U.S. government securities and commercial paper instruments maturing within one year of purchase. We also pay an incentive fee on income and an incentive fee on capital gains to our Advisor.

Under the Amended Investment Advisory Agreement, following the IPO Date, the base management fee is calculated at an annual rate of 1.00% and the incentive fee on income is subject to a twelve-quarter lookback quarterly hurdle rate of 1.50% as opposed to a single quarter measurement and is subject to an Incentive Fee Cap based on our Cumulative Pre-Incentive Fee Net Return. This lookback feature provides that the Advisor’s income incentive fee may be reduced if our portfolio experiences aggregate write-downs or net capital losses during the applicable Trailing Twelve Quarters. Pursuant to the Fee Waiver Agreement, commencing on the IPO Date, the Advisor implemented waivers of (i) the income incentive fee for three calendar quarters commencing the quarter the initial public offering was completed and (ii) a portion of the base management fee for one year following the completion of the initial public offering. Amounts waived by the Advisor pursuant to the Fee Waiver Agreement are not subject to recoupment by the Advisor.

Administration Agreement. On February 5, 2021, we entered into the Administration Agreement with our Advisor, which serves as our Administrator and provides or oversees the performance of its required administrative services and professional services rendered by others, which include (but are not limited to), accounting, payment of our expenses, legal, compliance, operations, technology and investor relations, preparation and filing of our tax returns, and preparation of financial reports provided to its stockholders and filed with the SEC. On February 19, 2025, the Board approved an additional one-year term of the Administration Agreement through March 15, 2026.

We reimburse the Administrator for its costs and expenses incurred in performing its obligations under the Administration Agreement, which may include its allocable portion of office facilities, overhead, and compensation paid to or compensatory distributions received by its officers (including our Chief Compliance Officer and Chief Financial Officer) and its respective staff who provide services to the Company. As the Company reimburses the Administrator for its expenses, such costs (including the costs of sub-administrators) are ultimately borne by common stockholders. The Administrator does not receive compensation from us other than reimbursement of its expenses. The Administration Agreement may be terminated by either party with 60 days’ written notice.

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

Non-Controlled, Affiliated Investment. We hold TG Parent Newco LLC (Trademark Global LLC), a non-controlled, affiliated investment, as defined in the 1940 Act. See “Item 1. – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions” for further details.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including valuation risk and changes in interest rates.

Valuation Risk. The majority of our investments are in instruments that do not have readily ascertainable market prices and the Adviser, as our valuation designee, will value these securities at fair value as determined in good faith under procedures approved by our Board of Directors. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.

Interest Rate Risk. Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates. Because we fund a portion of our investments with borrowings, our net investment income will be affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

Assuming that the consolidated statement of assets and liabilities as of March 31, 2025 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact ($ in millions) of hypothetical base rate changes in interest rate (considering interest rate floors for floating rate instruments). We do not include our investments on non-accrual status and classified as non-incoming producing as of March 31, 2025 in this calculation.

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 200 basis points	$(42.3)	$(18.8)	$(23.5)
Down 100 basis points	$(21.2)	$(9.4)	$(11.8)
Up 100 basis points	$21.2	$9.4	$11.8
Up 200 basis points	$42.3	$18.8	$23.5

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2025 (the end of the period covered by this report), we, including our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Co-Chief Executive Officers and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic United States Securities and Exchange Commission (the “SEC”) filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

From time to time, we are involved in various legal proceedings, lawsuits and claims incidental to the conduct of our business. Our businesses are also subject to extensive regulation, which may result in regulatory proceedings against us.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors described below and in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Changes to U.S. tariff and import/export regulations may have a negative effect on our portfolio companies and, in turn, on our performance.

There have been recent proposed changes to United States trade policies, treaties and tariffs, and, in the future, there may be additional significant changes. These and any future developments, and continued uncertainty surrounding trade policies, treaties and tariffs, may have a material adverse effect on global economic conditions, inflation and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our portfolio companies’ access to suppliers or customers, increase their supply-chain costs and expenses.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities (dollars in thousands, except share amounts)

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

During the three months ended March 31, 2025, the Company repurchased 23,688 shares under the Company’s 10b5-1 Plan for a total of $384.

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this Report.

Exhibit Index
3.1	Certificate of Formation (3)
3.2	Initial Limited Liability Company Agreement (1)
3.3	Certificate of Conversion (2)
3.4	Certificate of Incorporation (2)
3.5	Amended and Restated Bylaws (5)
4.1	Description of Securities (3)
10.1	Amended and Restated Investment Advisory Agreement (12)
10.2	Fee Waiver Agreement (12)
10.3	Administration Agreement (1)
10.4	License Agreement (1)
10.5	Indemnification Agreement (1)
10.6	Custody Agreement (1)
10.7	Subscription Agreement (1)
10.8	Credit Agreement, dated February 5, 2021, by and between Kayne Anderson BDC, Inc., as borrower, lenders signatories thereto, and agent and the lead arranger (2)
10.9	Second Amendment to Credit Agreement, dated December 3, 2021, by and between Kayne Anderson BDC, Inc., as borrower, lender signatories thereto, and agent and lead arranger (5)
10.10	Third Amendment to the Credit Agreement, dated December 30, 2022, by and between Kayne Anderson BDC, Inc., as borrower, lenders, and City National Bank as administrative agent for the lenders (7)
10.11	Fourth Amendment to the Credit Agreement, dated December 31, 2023, by and between Kayne Anderson BDC, Inc., as borrower, lenders, and City National Bank as administrative agent for the lenders (10)
10.12	Senior Secured Revolving Credit Agreement (4)
10.13	Second Amendment to the Senior Secured Revolving Credit Agreement (13)
10.14	Loan and Security Agreement (4)
10.15	First Amendment to Loan and Security Agreement, dated November 17, 2022, by and between KA Credit Advisors, LLC, as collateral manager, Kayne Anderson BDC Financing, LLC, as borrower, certain lenders thereto, administrative agent for the lenders, and collateral agent for the lenders (6)
10.16	Second Amendment to Loan and Security Agreement, dated June 29, 2023, by and between KA Credit Advisors, LLC, as collateral manager, Kayne Anderson BDC Financing, LLC, as borrower, certain lenders thereto, administrative agent for the lenders, and collateral agent for the lenders (8)
10.17	Third Amendment to Loan and Security Agreement, dated April 3, 2024, by and between KA Credit Advisors, LLC, as collateral manager, Kayne Anderson BDC Financing, LLC, as borrower, certain lenders thereto, administrative agent for the lenders, and collateral agent for the lenders (11)
10.18	Fourth Amendment to Loan and Security Agreement, dated December 13, 2024, by and between KA Credit Advisors, LLC, as collateral manager, Kayne Anderson BDC Financing, LLC, as borrower, certain lenders thereto, administrative agent for the lenders, and collateral agent for the lenders (16)
10.19	Fifth Amendment to Loan and Security Agreement, dated February 13, 2025, by and between KA Credit Advisors, LLC, as collateral manager, Kayne Anderson BDC Financing, LLC, as borrower, certain lenders thereto, administrative agent for the lenders, and collateral agent for the lenders (15)
10.20	Loan and Security Agreement, dated December 22, 2023, by and between KA Credit Advisors, LLC, as portfolio manager, Kayne Anderson BDC Financing II, LLC, as borrower, certain lenders thereto, collateral administrator for the lenders, collateral agent for the lenders, securities intermediary party, and administrative agent for the lenders (9)
10.21	Amendment No. 2 to Loan and Security Agreement, dated December 22, 2023, by and between KA Credit Advisors, LLC, as portfolio manager, Kayne Anderson BDC Financing II, LLC, as borrower, certain lenders thereto, collateral administrator for the lenders, collateral agent for the lenders, securities intermediary party, and administrative agent for the lenders (14)
10.22	Notes Purchase Agreement, dated June 29, 2023, by and among the Company and the Purchasers party thereto (8)
21.1*	Subsidiaries of Kayne Anderson BDC, Inc.
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

(1)	Incorporated by reference from the Company’s Amendment No. 2 to Form 10, as filed with the Securities and Exchange Commission on November 9, 2020.

(2)	Incorporated by reference from the Company’s Form 8-K, as filed with the Securities and Exchange Commission on February 9, 2021.

(3)	Incorporated by reference from the Company’s Form 10-K, as filed with the Securities and Exchange Commission on March 10, 2023.

(4)	Incorporated by reference from the Company’s Form 8-K, as filed with the Securities and Exchange Commission on February 25, 2022.

(5)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, as filed with the Securities and Exchange Commission on August 15, 2022.

(6)	Incorporated by reference from the Company’s Form 8-K, as filed with the Securities and Exchange Commission on November 22, 2022.

(7)	Incorporated by reference from the Company’s Form 8-K, as filed with the Securities and Exchange Commission on January 6, 2023.

(8)	Incorporated by reference from the Company’s Form 8-K, as filed with the Securities and Exchange Commission on July 5, 2023.

(9)	Incorporated by reference from the Company’s Form 8-K, as filed with the Securities and Exchange Commission on December 29, 2023.

(10)	Incorporated by reference from the Company’s Form 8-K, as filed with the Securities and Exchange Commission on January 5, 2024.

(11)	Incorporated by reference from the Company’s Form 8-K, as filed with the Securities and Exchange Commission on April 8, 2024.

(12)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, as filed with the Securities and Exchange Commission on August 13, 2024.

(13)	Incorporated by reference from the Company’s Form 8-K, as filed with the Securities and Exchange Commission on November 26, 2024.

(14)	Incorporated by reference from the Company’s Form 8-K, as filed with the Securities and Exchange Commission on February 10, 2025.

(15)	Incorporated by reference from the Company’s Form 8-K, as filed with the Securities and Exchange Commission on February 18, 2025.

(16)	Incorporated by reference from the Company’s Form 10-K, as filed with the Securities and Exchange Commission on March 3, 2025.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kayne Anderson BDC, Inc.

Date: May 12, 2025		/s/ Douglas L. Goodwillie
	Name:	Douglas L. Goodwillie
	Title:	Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: May 12, 2025		/s/ Kenneth B. Leonard
	Name:	Kenneth B. Leonard
	Title:	Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: May 12, 2025		/s/ Terry A. Hart
	Name:	Terry A. Hart
	Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)