Form 10-Q
period 2025-06-30
Kayne Anderson BDC, Inc.
filed 2025-08-11
CIK 1747172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 6, 2025, the registrant had 70,576,976 shares of common stock, $0.001 par value per share, issued and outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Kayne Anderson BDC, Inc.

Consolidated Statements of Assets and Liabilities

(amounts in 000’s, except share and per share amounts)

	June 30, 2025 (Unaudited)	December 31, 2024
Assets:
Investments, at fair value:
Non-controlled, non-affiliated investments (amortized cost of $2,146,178 and $1,956,617)	$2,164,451	$1,982,947
Non-controlled, affiliated investments (amortized cost of $15,355 and $15,438, respectively)	10,189	12,196
Investments in money market funds (amortized cost of $30,367 and $48,683)	30,367	48,683
Cash	13,988	22,375
Receivable for sales of investments	14,813	-
Receivable for principal payments on investments	615	540
Interest receivable	21,329	14,965
Prepaid expenses and other assets	239	958
Total Assets	$2,255,991	$2,082,664

Liabilities:
Corporate Credit Facility (Note 6)	$224,000	$250,000
Unamortized Corporate Credit Facility issuance costs	(2,837)	(3,235)
Revolving Funding Facility (Note 6)	574,000	420,000
Unamortized Revolving Funding Facility issuance costs	(5,784)	(4,746)
Revolving Funding Facility II (Note 6)	181,000	113,000
Unamortized Revolving Funding Facility II issuance costs	(2,365)	(1,251)
Notes (Note 6)	75,000	75,000
Unamortized notes issuance costs	(541)	(643)
Shares repurchased payable (Note 7)	193	-
Distributions payable	28,291	28,424
Management fee payable (Note 3)	4,624	3,712
Incentive fee payable (Note 3)	4,452	-
Accrued expenses and other liabilities	18,627	15,236
Accrued excise tax expense	-	825
Total Liabilities	$1,098,660	$896,322

Commitments and contingencies (Note 8)

Net Assets:
Common Shares, $0.001 par value; 100,000,000 shares authorized; 70,714,990 and 71,059,689 as of June 30, 2025 and December 31, 2024, respectively, issued and outstanding	$71	$71
Additional paid-in capital	1,147,270	1,152,396
Total distributable earnings (deficit)	9,990	33,875
Total Net Assets	$1,157,331	$1,186,342
Total Liabilities and Net Assets	$2,255,991	$2,082,664
Net Asset Value Per Common Share	$16.37	$16.70

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Statements of Operations

(amounts in 000’s, except share and per share amounts)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Income:
Investment income from investments:
Interest income from non-controlled, non-affiliated investments	$57,120	$51,991	$112,134	$98,228
Dividend income	178	462	409	719
Total Investment Income	57,298	52,453	112,543	98,947

Expenses:
Management fees	5,412	4,251	10,543	7,773
Incentive fees	4,452	4,109	8,942	6,740
Interest expense	18,384	13,239	35,509	28,895
Professional fees	368	375	713	639
Directors fees	158	158	316	305
Excise tax expense (benefit)	-	-	(43)	-
Other general and administrative expenses	603	508	1,184	979
Total Expenses	29,377	22,640	57,164	45,331
Less: Management fee waiver (Note 3)	(788)	(471)	(2,071)	(471)
Less: Incentive fee waiver (Note 3)	-	(4,109)	-	(4,109)
Net expenses	28,589	18,060	55,093	40,751
Net Investment Income (Loss)	28,709	34,393	57,450	58,196

Realized and unrealized gains (losses) on investments
Net realized gains (losses):
Non-controlled, non-affiliated investments	(10)	(138)	556	(138)
Total net realized gains (losses)	(10)	(138)	556	(138)
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	(1,564)	(3,075)	(8,057)	877
Non-controlled, affiliated investments	(1,907)	-	(1,925)	-
Total net change in unrealized gains (losses)	(3,471)	(3,075)	(9,982)	877
Total realized and unrealized gains (losses)	(3,481)	(3,213)	(9,426)	739
Income tax (expense) benefit on unrealized appreciation/depreciation on investments	(318)	-	(899)	-
Net Increase in Net Assets Resulting from Operations	$24,910	$31,180	$47,125	$58,935

Per Common Share Data:
Basic and diluted net investment income per common share	$0.40	$0.51	$0.81	$1.03
Basic and diluted net increase in net assets resulting from operations	$0.35	$0.46	$0.66	$1.05
Weighted Average Common Shares Outstanding - Basic and Diluted	70,901,688	67,426,904	71,067,266	56,386,161

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Statements of Changes in Net Assets

(amounts in 000’s)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$28,709	$34,393	$57,450	$58,196
Net realized gains (losses) on investments	(10)	(138)	556	(138)
Net change in unrealized gains (losses) on investments, net of tax	(3,471)	(3,075)	(9,982)	877
Income tax (expense) benefit on unrealized appreciation/depreciation on investments	(318)	-	(899)	-
Net Increase in Net Assets Resulting from Operations	24,910	31,180	47,125	58,935

Decrease in Net Assets Resulting from Stockholder Dividends
Dividends to stockholders	(35,369)	(28,446)	(71,010)	(47,962)
Net Decrease in Net Assets Resulting from Stockholder Dividends	(35,369)	(28,446)	(71,010)	(47,962)

Increase (Decrease) in Net Assets Resulting from Capital Share Transactions
Issuance of common shares	-	362,308	-	480,997
Common stock purchased under the share repurchase program	(8,769)	-	(9,153)	-
Reinvestment of dividends	-	1,577	4,027	3,150
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	(8,769)	363,885	(5,126)	484,147
Total Increase (Decrease) in Net Assets	(19,228)	366,619	(29,011)	495,120
Net Assets, Beginning of Period	1,176,559	811,557	1,186,342	683,056
Net Assets, End of Period	$1,157,331	$1,178,176	$1,157,331	$1,178,176

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Statements of Cash Flows

(amounts in 000’s)

(Unaudited)

	For the six months ended June 30,
	2025	2024

Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$47,125	$58,935
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized (gains)/losses on investments	(556)	138
Net change in unrealized (gains)/losses on investments	9,982	(877)
Net accretion of discount on investments	(6,725)	(5,289)
Sales (purchases) of investments in money market funds, net	18,316	(7,542)
Purchases of portfolio investments	(412,297)	(608,157)
Proceeds from sales of investments and principal repayments	232,592	131,288
Paid-in-kind interest from portfolio investments	(2,369)	(663)
Amortization of deferred financing cost	1,855	1,824
Increase/(decrease) in operating assets and liabilities:
(Increase)/decrease in receivable for sales of investments	(14,813)	-
(Increase)/decrease in interest and dividends receivable	(6,488)	(3,906)
(Increase)/decrease in receivable for principal payments on investments	(75)	(5,176)
Increase/(decrease) in accrued excise tax expense	(825)	(101)
(Increase)/decrease in prepaid expenses and other assets	719	202
Increase/(decrease) in payable for investments purchased	-	72,322
Increase/(decrease) in management fees payable	912	784
Increase/(decrease) in incentive fee payable	4,452	(14,195)
Increase/(decrease) in accrued expenses and other liabilities	3,391	2,625
Net cash used in operating activities	(124,804)	(377,788)
Cash Flows from Financing Activities:
Borrowings/(payments) on Corporate Credit Facility, net	(26,000)	(159,000)
Borrowings on Revolving Funding Facility, net	154,000	83,000
Borrowings on Revolving Funding Facility II, net	68,000	13,000
Borrowings/(payments) on Subscription Credit Agreement, net	-	(10,750)
Payments of debt issuance costs	(3,507)	(4,841)
Deposits for issuance of common shares	-	-
Payable for shares repurchased	193	-
Dividends paid in cash	(67,116)	(38,416)
Proceeds from issuance of common shares	-	480,997
Repurchase of common shares	(9,153)	-
Net cash provided by financing activities	116,417	363,990
Net increase (decrease) in cash	(8,387)	(13,798)
Cash, beginning of period	22,375	34,069
Cash, end of period	$13,988	$20,271

Supplemental and Non-Cash Information:
Interest paid during the period	$31,180	$25,339
Non-cash financing activities not included herein consisted of reinvestment of dividends	$4,027	$3,150

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of June 30, 2025

(amounts in 000’s, except number of shares, units)

(Unaudited)

Portfolio Company	Footnotes(1)(2)	Investment(3)	Interest Rate	Spread	PIK Rate	Reference(4)	Maturity Date	Principal / Par	Amortized Cost(5)	Fair Value	Percentage of Net Assets
Debt and Equity Investments
Debt Investments
Aerospace & defense
Fastener Distribution Holdings, LLC		First lien senior secured loan	9.05%	4.75%	-	SOFR(M)	11/4/2031	19,966	19,785	20,116	1.7%
		First lien senior secured delayed draw loan	9.05%	4.75%	-	SOFR(M)	11/4/2031	-	-	-	0.0%
TransDigm Inc	(6)	First lien senior secured loan	6.80%	2.50%	-	SOFR(M)	2/28/2031	9,959	10,004	9,976	0.9%
Vitesse Systems Parent, LLC		First lien senior secured loan	11.44%	7.00%	-	SOFR(M)	12/22/2028	30,740	30,160	30,740	2.7%
		First lien senior secured revolving loan	11.43%	7.00%	-	SOFR(M)	12/22/2028	6,239	6,112	6,239	0.5%
								66,904	66,061	67,071	5.8%
Automobile components
Clarios Global LP	(6)(7)	First lien senior secured loan	6.83%	2.50%	-	SOFR(M)	5/6/2030	10,010	10,044	9,972	0.9%
Speedstar Holding LLC		First lien senior secured loan	10.29%	6.00%	-	SOFR(Q)	7/22/2027	6,069	6,020	6,009	0.5%
		First lien senior secured delayed draw loan	10.29%	6.00%	-	SOFR(Q)	7/22/2027	663	652	656	0.1%
WAM CR Acquisition, Inc. (Wolverine)		First lien senior secured loan	10.55%	6.25%	-	SOFR(Q)	7/23/2029	26,695	26,238	26,962	2.3%
								43,437	42,954	43,599	3.8%
Biotechnology
Alcami Corporation		First lien senior secured delayed draw loan	11.41%	7.00%	-	SOFR(M)	12/21/2028	842	810	842	0.1%
		First lien senior secured revolving loan	11.41%	7.00%	-	SOFR(M)	12/21/2028	-	-	-	0.0%
		First lien senior secured loan	11.48%	7.00%	-	SOFR(Q)	12/21/2028	11,442	11,187	11,442	1.0%
								12,284	11,997	12,284	1.1%
Building products
Ruff Roofers Buyer, LLC		First lien senior secured loan	9.28%	5.00%	-	SOFR(Q)	11/19/2029	7,079	6,908	7,079	0.6%
		First lien senior secured loan	9.30%	5.00%	-	SOFR(M)	11/19/2029	2,660	2,628	2,660	0.2%
		First lien senior secured revolving loan	9.30%	5.00%	-	SOFR(M)	11/19/2029	-	-	-	0.0%
		First lien senior secured delayed draw loan	9.30%	5.00%	-	SOFR(M)	11/19/2029	-	-	-	0.0%
		First lien senior secured delayed draw loan	9.28%	5.00%	-	SOFR(Q)	11/19/2029	5,291	5,131	5,291	0.5%
		First lien senior secured delayed draw loan	9.30%	5.00%	-	SOFR(M)	11/19/2029	2,655	2,655	2,655	0.2%
US Anchors Group, Inc. (Mechanical Plastics Corp.)		First lien senior secured loan	11.50%	4.00%	-	PRIME	7/15/2029	17,107	16,735	17,107	1.5%
		First lien senior secured revolving loan	11.50%	4.00%	-	PRIME	7/15/2029	-	-	-	0.0%
								34,792	34,057	34,792	3.0%
Chemicals
Fralock Buyer LLC		First lien senior secured loan	10.30%	6.00%	-	SOFR(Q)	9/30/2026	12,978	12,796	12,946	1.1%
		First lien senior secured loan	10.30%	6.00%	-	SOFR(Q)	9/30/2026	4,466	4,438	4,455	0.4%
		First lien senior secured revolving loan	10.30%	6.00%	-	SOFR(Q)	9/30/2026	2,337	2,334	2,332	0.2%
TL Atlas Merger Sub Corp. (Zep)		First lien senior secured loan	9.30%	5.00%	-	SOFR(Q)	6/30/2031	33,774	33,436	33,774	2.9%
		First lien senior secured revolving loan	9.30%	5.00%	-	SOFR(Q)	6/30/2031	766	704	766	0.1%
Nouryon USA, LLC (f/k/a AkzoNobel Specialty Chemicals)	(6)	First lien senior secured loan	7.51%	3.25%	-	SOFR(Q)	4/3/2028	9,712	9,753	9,748	0.8%
								64,033	63,461	64,021	5.5%

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of June 30, 2025

(amounts in 000’s, except number of shares, units)

(Unaudited)

Portfolio Company	Footnotes(1)(2)	Investment(3)	Interest Rate	Spread	PIK Rate	Reference(4)	Maturity Date	Principal / Par	Amortized Cost(5)	Fair Value	Percentage of Net Assets
Commercial services & supplies
Advanced Environmental Monitoring Intermediate, Inc.	(8)	First lien senior secured loan	10.23%	5.75%	-	SOFR(Q)	1/29/2027	3,651	3,602	3,651	0.3%
		First lien senior secured loan	10.20%	5.75%	-	SOFR(Q)	1/29/2027	7,372	7,314	7,372	0.6%
		First lien senior secured loan	10.20%	5.75%	-	SOFR(Q)	1/29/2027	2,787	2,787	2,787	0.2%
Allentown, LLC		First lien senior secured loan	11.48%	6.00%	1.00%	SOFR(Q)	4/22/2027	7,580	7,494	7,315	0.6%
		First lien senior secured delayed draw loan	11.48%	6.00%	1.00%	SOFR(Q)	4/22/2027	1,369	1,350	1,321	0.1%
		First lien senior secured revolving loan	13.50%	5.00%	1.00%	PRIME	4/22/2027	103	95	100	0.0%
American Equipment Holdings LLC		First lien senior secured loan	10.67%	6.00%	-	SOFR(S)	11/5/2026	15,974	15,862	15,974	1.4%
		First lien senior secured loan	10.67%	6.00%	-	SOFR(S)	11/5/2026	1,711	1,701	1,711	0.2%
		First lien senior secured loan	10.71%	6.00%	-	SOFR(S)	11/5/2026	2,054	2,039	2,054	0.2%
		First lien senior secured loan	10.69%	6.00%	-	SOFR(S)	11/5/2026	558	558	558	0.1%
		First lien senior secured loan	10.69%	6.00%	-	SOFR(S)	11/5/2026	-	-	-	0.0%
		First lien senior secured loan	10.74%	6.00%	-	SOFR(S)	11/5/2026	2,612	2,584	2,612	0.2%
		First lien senior secured delayed draw loan	10.67%	6.00%	-	SOFR(S)	11/5/2026	6,144	6,096	6,144	0.5%
		First lien senior secured delayed draw loan	10.68%	6.00%	-	SOFR(S)	11/5/2026	4,893	4,864	4,893	0.4%
		First lien senior secured revolving loan	10.68%	6.00%	-	SOFR(S)	11/5/2026	1,461	1,405	1,461	0.1%
Arborworks Acquisition, LLC	(9)(10)	First lien senior secured loan	-	-	-		11/6/2028	4,688	4,688	4,688	0.4%
		First lien senior secured revolving loan	-	-	-		11/6/2028	948	948	948	0.1%
Bloomington Holdco, LLC (BW Fusion)		First lien senior secured revolving loan	9.75%	5.50%	-	SOFR(S)	5/1/2030	21,141	20,756	21,353	1.9%
		First lien senior secured loan	9.80%	5.50%	-	SOFR(Q)	5/1/2030	3,612	3,435	3,648	0.3%
BLP Buyer, Inc. (Bishop Lifting Products)		First lien senior secured loan	10.58%	6.25%	-	SOFR(M)	12/22/2029	25,838	25,450	25,838	2.2%
		First lien senior secured loan	10.58%	6.25%	-	SOFR(M)	12/22/2029	1,214	1,193	1,214	0.1%
		First lien senior secured delayed draw loan	10.58%	6.25%	-	SOFR(M)	12/22/2029	3,162	3,113	3,162	0.3%
		First lien senior secured revolving loan	10.58%	6.25%	-	SOFR(M)	12/22/2029	1,848	1,790	1,848	0.2%
Connect America.Com, LLC	(8)	First lien senior secured loan	9.80%	5.50%	-	SOFR(Q)	10/11/2029	25,606	25,266	25,414	2.2%
Diverzify Intermediate LLC		First lien senior secured delayed draw loan	10.34%	5.75%	-	SOFR(M)	5/11/2027	-	-	-	0.0%
		First lien senior secured loan	10.34%	5.75%	-	SOFR(M)	5/11/2027	6,003	5,905	5,913	0.5%
Gusmer Enterprises, Inc.		First lien senior secured loan	10.44%	6.00%	-	SOFR(M)	5/7/2027	3,143	3,119	3,143	0.3%
		First lien senior secured delayed draw loan	10.44%	6.00%	-	SOFR(M)	5/7/2027	4,115	4,084	4,115	0.4%
		First lien senior secured delayed draw loan	10.44%	6.00%	-	SOFR(M)	5/7/2027	1,150	1,141	1,150	0.1%
		First lien senior secured revolving loan	10.44%	6.00%	-	SOFR(M)	5/7/2027	420	393	420	0.0%
Superior Intermediate LLC (Landmark Structures)		First lien senior secured loan	10.33%	6.00%	-	SOFR(M)	12/18/2029	17,365	16,932	17,713	1.5%
		First lien senior secured delayed draw loan	10.33%	6.00%	-	SOFR(M)	12/18/2029	-	-	-	0.0%
		First lien senior secured revolving loan	10.33%	6.00%	-	SOFR(M)	12/18/2029	-	-	-	0.0%
PMFC Holding, LLC		First lien senior secured loan	12.47%	8.00%	-	SOFR(Q)	7/31/2026	5,474	5,436	5,474	0.5%
		First lien senior secured delayed draw loan	12.43%	8.00%	-	SOFR(Q)	7/31/2026	2,746	2,743	2,746	0.2%
		First lien senior secured revolving loan	12.43%	8.00%	-	SOFR(Q)	7/31/2026	-	-	-	0.0%
Regiment Security Partners LLC		First lien senior secured loan	14.47%	10.00%	-	SOFR(Q)	9/15/2026	6,360	6,311	6,074	0.5%
		First lien senior secured loan	16.25%	8.75%	-	PRIME	9/15/2026	3,305	3,305	3,156	0.3%
		First lien senior secured delayed draw loan	14.47%	10.00%	-	SOFR(Q)	9/15/2026	2,602	2,586	2,485	0.2%
		First lien senior secured revolving loan	14.47%	10.00%	-	SOFR(Q)	9/15/2026	1,504	1,495	1,436	0.1%
Tempo Acquisition, LLC	(6)	First lien senior secured loan	6.08%	1.75%	-	SOFR(M)	8/31/2028	8,144	8,169	8,105	0.7%
Tapco Buyer LLC		First lien senior secured loan	8.83%	4.50%	-	SOFR(Q)	11/15/2030	10,471	10,330	10,445	0.9%
		First lien senior secured delayed draw loan	8.83%	4.50%	-	SOFR(Q)	11/15/2030	603	512	602	0.1%
		First lien senior secured revolving loan	8.83%	4.50%	-	SOFR(Q)	11/15/2030	-	-	-	0.0%
								219,731	216,851	219,043	18.9%

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of June 30, 2025

(amounts in 000’s, except number of shares, units)

(Unaudited)

Portfolio Company	Footnotes(1)(2)	Investment(3)	Interest Rate	Spread	PIK Rate	Reference(4)	Maturity Date	Principal / Par	Amortized Cost(5)	Fair Value	Percentage of Net Assets
Containers & packaging
Carton Packaging Buyer, Inc. (Century Box)		First lien senior secured loan	10.49%	6.25%	-	SOFR(S)	10/30/2028	23,897	23,418	23,897	2.1%
		First lien senior secured revolving loan	10.49%	6.25%	-	SOFR(S)	10/30/2028	-	-	-	0.0%
Drew Foam Companies Inc.		First lien senior secured loan	10.45%	6.00%	-	SOFR(Q)	12/5/2026	6,941	6,835	6,907	0.6%
		First lien senior secured loan	10.43%	6.00%	-	SOFR(Q)	12/5/2026	19,730	19,616	19,631	1.7%
FCA, LLC		First lien senior secured loan	9.26%	5.00%	-	SOFR(S)	7/18/2028	18,673	18,514	18,673	1.6%
		First lien senior secured loan	10.08%	5.75%	-	SOFR(M)	7/18/2028	1,702	1,676	1,719	0.2%
M2S Group Intermediate Holdings, Inc.		First lien senior secured loan	9.03%	4.75%	-	SOFR(M)	8/25/2031	38,161	35,722	36,825	3.2%
Monza Purchaser, LLC (Smyth)		First lien senior secured loan	9.79%	5.50%	-	SOFR(S)	2/28/2030	26,493	25,995	26,625	2.3%
		First lien senior secured revolving loan	9.72%	5.50%	-	SOFR(S)	2/28/2030	1,234	1,029	1,240	0.1%
		First lien senior secured delayed draw loan	9.72%	5.50%	-	SOFR(S)	2/28/2030	-	-	-	0.0%
The Robinette Company		First lien senior secured loan	10.08%	5.75%	-	SOFR(Q)	5/10/2029	10,175	10,008	10,277	0.9%
		First lien senior secured revolving loan	10.08%	5.75%	-	SOFR(Q)	5/10/2029	2,414	2,340	2,438	0.2%
		First lien senior secured delayed draw loan	10.08%	5.75%	-	SOFR(Q)	5/10/2029	-	-	-	0.0%
WCHG Buyer, Inc. (Handgards)		First lien senior secured loan	9.30%	5.00%	-	SOFR(Q)	4/10/2031	37,551	37,167	37,551	3.2%
								186,971	182,320	185,783	16.1%
Diversified consumer services
Fugue Finance B.V.	(6)(7)	First lien senior secured loan	7.58%	3.25%	-	SOFR(Q)	2/26/2031	2,978	2,972	2,994	0.3%

Diversified telecommunication services
Liberty Global/Vodafone Ziggo	(6)(7)	First lien senior secured loan	6.93%	2.50%	-	SOFR(M)	4/30/2028	10,060	9,981	9,820	0.8%
Network Connex (f/k/a NTI Connect, LLC)		First lien senior secured loan	9.20%	4.75%	-	SOFR(Q)	7/31/2027	3,552	3,540	3,552	0.3%
Virgin Media Bristol LLC	(6)	First lien senior secured loan	6.93%	2.50%	-	SOFR(M)	1/31/2028	17,500	17,366	17,258	1.5%
								31,112	30,887	30,630	2.6%
Food products
BC CS 2, L.P. (Cuisine Solutions, Inc.)	(7)(11)	-	10.33%	6.00%	-	SOFR(Q)	7/8/2028	18,111	17,833	18,111	1.6%
BR PJK Produce, LLC (Keany)		First lien senior secured loan	10.45%	6.00%	-	SOFR(Q)	11/14/2027	29,191	28,808	29,264	2.5%
		First lien senior secured loan	10.45%	6.00%	-	SOFR(Q)	11/14/2027	4,316	4,243	4,327	0.4%
		First lien senior secured delayed draw loan	10.45%	6.00%	-	SOFR(Q)	11/14/2027	4,343	4,258	4,353	0.4%
		First lien senior secured delayed draw loan	10.45%	6.00%	-	SOFR(Q)	11/14/2027	1,411	1,392	1,415	0.1%
CCFF Buyer, LLC (California Custom Fruits & Flavors, LLC)		First lien senior secured loan	9.28%	5.00%	-	SOFR(S)	2/26/2030	13,826	13,543	13,930	1.2%
		First lien senior secured delayed draw loan	9.26%	5.00%	-	SOFR(S)	2/26/2030	7,886	7,680	7,946	0.7%
		First lien senior secured revolving loan	9.26%	5.00%	-	SOFR(S)	2/26/2030	-	-	-	0.0%
City Line Distributors LLC		First lien senior secured loan	10.54%	6.00%	-	SOFR(Q)	8/31/2028	8,761	8,610	8,761	0.8%
		First lien senior secured delayed draw loan	10.58%	6.00%	-	SOFR(Q)	8/31/2028	3,590	3,548	3,590	0.3%
		First lien senior secured revolving loan	10.58%	6.00%	-	SOFR(Q)	8/31/2028	-	-	-	0.0%
Gulf Pacific Acquisition, LLC		First lien senior secured loan	11.43%	7.00%	-	SOFR(M)	9/29/2028	19,873	19,584	19,675	1.7%
		First lien senior secured delayed draw loan	11.41%	7.00%	-	SOFR(M)	9/29/2028	1,676	1,671	1,659	0.1%
		First lien senior secured revolving loan	11.41%	7.00%	-	SOFR(M)	9/29/2028	2,697	2,623	2,670	0.2%
IF&P Foods, LLC (FreshEdge)		First lien senior secured loan	10.02%	5.63%	-	SOFR(Q)	10/03/2028	26,832	26,427	26,698	2.3%
		First lien senior secured loan	10.40%	6.00%	-	SOFR(Q)	10/03/2028	213	209	213	0.0%
		First lien senior secured loan	9.65%	5.25%	-	SOFR(Q)	10/03/2028	708	684	697	0.1%
		First lien senior secured delayed draw loan	10.02%	5.63%	-	SOFR(Q)	10/03/2028	3,984	3,929	3,964	0.4%
		First lien senior secured revolving loan	10.02%	5.63%	-	SOFR(Q)	10/03/2028	3,597	3,551	3,580	0.3%

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of June 30, 2025

(amounts in 000’s, except number of shares, units)

(Unaudited)

Portfolio Company	Footnotes(1)(2)	Investment(3)	Interest Rate	Spread	PIK Rate	Reference(4)	Maturity Date	Principal / Par	Amortized Cost(5)	Fair Value	Percentage of Net Assets
J&K Ingredients, LLC		First lien senior secured loan	10.55%	6.25%	-	SOFR(Q)	11/16/2028	11,407	11,197	11,407	1.0%
ML Buyer, LLC (Mama Lycha Foods, LLC)		First lien senior secured loan	9.56%	5.25%	-	SOFR(Q)	9/7/2029	11,497	11,230	11,612	1.0%
		First lien senior secured revolving loan	9.56%	5.25%	-	SOFR(Q)	9/7/2029	-	-	-	0.0%
Siegel Egg Co., LLC	(9)(10)	First lien senior secured loan	-	-	-	-	12/29/2026	14,727	14,618	9,941	0.9%
		First lien senior secured loan	-	-	-	-	12/29/2026	382	375	382	0.0%
		First lien senior secured loan	-	-	-	-	12/29/2026	912	894	912	0.1%
		First lien senior secured revolving loan	-	-	-	-	12/29/2026	3,179	3,157	2,146	0.2%
Worldwide Produce Acquisition, LLC		First lien senior secured delayed draw loan	11.97%	2.50%	5.25%	SOFR(S)	1/18/2029	561	550	547	0.0%
		First lien senior secured delayed draw loan	11.97%	2.50%	5.25%	SOFR(S)	1/18/2029	466	445	454	0.0%
		First lien senior secured delayed draw loan	11.97%	2.50%	5.25%	SOFR(S)	1/18/2029	-	-	-	0.0%
		First lien senior secured revolving loan	11.97%	2.50%	5.25%	SOFR(S)	1/18/2029	-	-	-	0.0%
		First lien senior secured loan	11.97%	2.50%	5.25%	SOFR(S)	1/18/2029	2,862	2,806	2,790	0.2%
								197,008	193,865	191,044	16.5%
Health care providers & services
Aegis Toxicology Sciences Corporation		First lien senior secured loan	10.32%	6.00%	-	SOFR(Q)	6/20/2030	27,498	26,834	27,498	2.4%
		First lien senior secured revolving loan	10.32%	6.00%	-	SOFR(Q)	6/20/2030	-	-	-	0.0%
Brightview, LLC		First lien senior secured loan	10.19%	5.75%	-	SOFR(M)	12/14/2026	12,672	12,666	12,672	1.1%
		First lien senior secured delayed draw loan	10.19%	5.75%	-	SOFR(M)	12/14/2026	1,693	1,691	1,693	0.2%
		First lien senior secured revolving loan	10.19%	5.75%	-	SOFR(M)	12/14/2026	774	772	774	0.1%
Guardian Dentistry Practice Management, LLC		First lien senior secured loan	10.19%	5.75%	-	SOFR(M)	8/20/2027	5,883	5,814	5,883	0.5%
		First lien senior secured delayed draw loan	10.19%	5.75%	-	SOFR(M)	8/20/2027	11,532	11,402	11,532	1.0%
		First lien senior secured delayed draw loan	10.19%	5.75%	-	SOFR(M)	8/20/2027	4,499	4,481	4,499	0.4%
		First lien senior secured revolving loan	10.19%	5.75%	-	SOFR(M)	8/20/2027	-	-	-	0.0%
Guided Practice Solutions: Dental, LLC (GPS)		First lien senior secured delayed draw loan	10.69%	6.25%	-	SOFR(M)	11/24/2026	16,570	16,353	16,611	1.4%
		First lien senior secured delayed draw loan	10.69%	6.25%	-	SOFR(M)	11/24/2026	3,960	3,960	3,970	0.3%
		First lien senior secured delayed draw loan	10.69%	6.25%	-	SOFR(M)	11/24/2026	9,686	9,621	9,710	0.8%
Light Wave Dental Management, LLC		First lien senior secured revolving loan	9.80%	5.50%	-	SOFR(Q)	6/30/2029	1,752	1,654	1,752	0.2%
		First lien senior secured loan	9.80%	5.50%	-	SOFR(Q)	6/30/2029	22,085	21,625	22,085	1.9%
		First lien senior secured loan	9.81%	5.50%	-	SOFR(Q)	6/30/2029	2,741	2,688	2,741	0.2%
		First lien senior secured loan	9.80%	5.50%	-	SOFR(Q)	6/30/2029	491	479	491	0.0%
		First lien senior secured loan	9.80%	5.50%	-	SOFR(Q)	6/30/2029	2,277	2,242	2,277	0.2%
MVP VIP Borrower, LLC		First lien senior secured loan	10.80%	6.50%	-	SOFR(M)	1/3/2029	19,382	19,019	19,575	1.7%
		First lien senior secured delayed draw loan	10.80%	6.50%	-	SOFR(Q)	1/3/2029	1,563	1,535	1,579	0.1%
NMA Holdings, LLC (Neuromonitoring Associates)		First lien senior secured loan	9.56%	5.25%	-	SOFR(Q)	12/18/2030	16,343	15,996	16,670	1.4%
		First lien senior secured revolving loan	9.56%	5.25%	-	SOFR(Q)	12/18/2030	-	-	-	0.0%
		First lien senior secured delayed draw loan	9.56%	5.25%	-	SOFR(Q)	12/18/2030	-	-	-	0.0%
Redwood MSO, LLC (Smile Partners)		First lien senior secured loan	9.80%	5.50%	-	SOFR(Q)	12/20/2029	11,159	10,957	11,159	1.0%
		First lien senior secured delayed draw loan	9.80%	5.50%	-	SOFR(Q)	12/20/2029	414	394	414	0.0%
		First lien senior secured revolving loan	12.00%	4.50%	-	PRIME	12/20/2029	348	331	348	0.0%
Refocus Management Services, LLC		First lien senior secured loan	9.90%	5.50%	-	SOFR(Q)	2/14/2029	18,129	17,695	18,129	1.6%
		First lien senior secured delayed draw loan	9.90%	5.50%	-	SOFR(Q)	2/14/2029	7,127	6,944	7,127	0.6%
		First lien senior secured delayed draw loan	9.90%	5.50%	-	SOFR(Q)	2/14/2029	1,743	1,743	1,743	0.2%
		First lien senior secured revolving loan	9.90%	5.50%	-	SOFR(Q)	2/14/2029	991	954	991	0.1%
Salt Dental Collective LLC		First lien senior secured delayed draw loan	11.18%	6.75%	-	SOFR(M)	2/15/2028	3,960	3,960	3,960	0.4%
								205,272	201,810	205,883	17.8%

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of June 30, 2025

(amounts in 000’s, except number of shares, units)

(Unaudited)

Portfolio Company	Footnotes(1)(2)	Investment(3)	Interest Rate	Spread	PIK Rate	Reference(4)	Maturity Date	Principal / Par	Amortized Cost(5)	Fair Value	Percentage of Net Assets
Health care equipment & supplies
ECS Opco 1, LLC (Spectrum Vascular)		First lien senior secured loan	9.05%	4.75%	-	SOFR(Q)	3/26/2031	5,890	5,793	5,890	0.5%
		First lien senior secured delayed draw loan	9.05%	4.75%	-	SOFR(Q)	3/26/2031	-	-	-	0.0%
		First lien senior secured revolving loan	9.05%	4.75%	-	SOFR(Q)	3/26/2031	-	-	-	0.0%
LSL Industries, LLC		First lien senior secured loan	11.43%	7.00%	-	SOFR(M)	11/3/2027	19,035	18,561	18,844	1.6%
		First lien senior secured delayed draw loan	11.43%	7.00%	-	SOFR(M)	11/3/2027	-	-	-	0.0%
		First lien senior secured revolving loan	11.43%	7.00%	-	SOFR(M)	11/3/2027	-	-	-	0.0%
Medline Borrower LP	(6)	First lien senior secured loan	6.58%	2.25%	-	SOFR(M)	10/23/2028	9,935	9,969	9,939	0.9%
								34,860	34,323	34,673	3.0%
Hotels, restaurants & leisure
IRB Holding Corp (Inspire Brands)	(6)	First lien senior secured loan	6.83%	2.50%	-	SOFR(M)	12/15/2027	9,960	9,977	9,956	0.9%
Restaurant Brands (1011778 BC ULC)	(6)(7)	First lien senior secured loan	6.08%	1.75%	-	SOFR(M)	9/20/2030	17,282	17,298	17,188	1.5%
								27,242	27,275	27,144	2.4%
Household durables
Curio Brands, LLC		First lien senior secured loan	9.55%	5.25%	-	SOFR(Q)	4/2/2031	10,385	10,270	10,385	0.9%
		First lien senior secured revolving loan	9.55%	5.25%	-	SOFR(Q)	4/2/2031	-	-	-	0.0%
		First lien senior secured delayed draw loan	9.55%	5.25%	-	SOFR(Q)	4/2/2031	-	-	-	0.0%
Del-Air Heating, Air Conditioning & Refrigeration, LLC		First lien senior secured loan	9.78%	5.50%	-	SOFR(M)	2/4/2031	5,286	5,211	5,312	0.4%
		First lien senior secured revolving loan	9.82%	5.50%	-	SOFR(M)	2/4/2031	693	661	696	0.1%
		First lien senior secured delayed draw loan	9.83%	5.50%	-	SOFR(Q)	2/4/2031	3,379	3,318	3,396	0.3%
								19,743	19,460	19,789	1.7%
Household products
CREO Group Inc. (HMS Manufacturing)		First lien senior secured loan	10.82%	6.25%	-	SOFR(Q)	2/13/2030	33,964	33,324	33,964	2.9%
		First lien senior secured revolving loan	10.81%	6.25%	-	SOFR(Q)	2/13/2030	4,049	3,939	4,049	0.3%
Home Brands Group Holdings, Inc. (ReBath)		First lien senior secured loan	9.30%	5.00%	-	SOFR(Q)	1/8/2028	15,759	15,589	15,759	1.4%
		First lien senior secured revolving loan	9.30%	5.00%	-	SOFR(Q)	1/8/2028	-	-	-	0.0%
								53,772	52,852	53,772	4.6%
Insurance
Allcat Claims Service, LLC		First lien senior secured loan	9.18%	4.75%	-	SOFR(M)	7/7/2027	1,001	991	1,001	0.1%
		First lien senior secured delayed draw loan	9.18%	4.75%	-	SOFR(M)	7/7/2027	21,278	20,858	21,278	1.8%
		First lien senior secured delayed draw loan	9.18%	4.75%	-	SOFR(M)	7/7/2027	-	-	-	0.0%
		First lien senior secured revolving loan	9.18%	4.75%	-	SOFR(M)	7/7/2027	-	-	-	0.0%
								22,279	21,849	22,279	1.9%
IT services
Improving Acquisition LLC		First lien senior secured loan	10.95%	6.50%	-	SOFR(Q)	7/26/2027	34,712	34,359	34,712	3.0%
		First lien senior secured revolving loan	10.92%	6.50%	-	SOFR(M)	7/26/2027	167	153	167	0.0%
								34,879	34,512	34,879	3.0%

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of June 30, 2025

(amounts in 000’s, except number of shares, units)

(Unaudited)

Portfolio Company	Footnotes(1)(2)	Investment(3)	Interest Rate	Spread	PIK Rate	Reference(4)	Maturity Date	Principal / Par	Amortized Cost(5)	Fair Value	Percentage of Net Assets
Leisure products
MacNeill Pride Group Corp.		First lien senior secured loan	10.81%	6.25%	-	SOFR(Q)	4/22/2026	7,996	7,975	7,996	0.7%
		First lien senior secured delayed draw loan	10.81%	6.25%	-	SOFR(Q)	4/22/2026	1,497	1,493	1,497	0.1%
		First lien senior secured delayed draw loan	10.81%	6.25%	-	SOFR(Q)	4/22/2026	1,676	1,654	1,676	0.2%
		First lien senior secured revolving loan	10.81%	6.25%	-	SOFR(Q)	4/22/2026	-	-	-	0.0%
Olibre Borrower LLC (Revelyst)		First lien senior secured loan	10.05%	5.75%	-	SOFR(Q)	1/3/2030	33,756	33,132	34,262	3.0%
Pixel Intermediate, LLC	(7)	First lien senior secured loan	10.83%	6.50%	-	SOFR(Q)	2/1/2029	20,671	20,269	20,878	1.8%
		First lien senior secured revolving loan	10.83%	6.50%	-	SOFR(Q)	2/1/2029	8,471	8,310	8,556	0.7%
Spinrite Inc.	(7)	First lien senior secured loan	9.80%	5.50%	-	SOFR(Q)	12/31/2025	5,090	5,090	5,090	0.4%
		First lien senior secured revolving loan	9.80%	5.50%	-	SOFR(Q)	12/31/2025	-	-	-	0.0%
TG Parent Newco LLC (Trademark Global LLC)	(9)(10)(12)	First lien senior secured loan	-	-	-	-	6/30/2027	12,623	12,555	8,331	0.7%
		First lien senior secured revolving loan	-	-	-	-	6/30/2027	2,815	2,800	1,858	0.2%
VENUplus, Inc. (f/k/a CTM Group, Inc.)		First lien senior secured loan	11.43%	4.75%	2.25%	SOFR(M)	11/30/2026	4,501	4,446	4,389	0.4%
								99,096	97,724	94,533	8.2%
Machinery
MRC Keystone Acquisition LLC (Automated Handing Solutions)		First lien senior secured loan	10.80%	6.50%	-	SOFR(Q)	12/18/2029	13,946	13,621	13,807	1.2%
		First lien senior secured revolving loan	10.80%	6.50%	-	SOFR(Q)	12/18/2029	-	-	-	0.0%
CMT Intermediate Holdings, LLC (Capital Machine Technologies)		First lien senior secured loan	9.83%	5.50%	-	SOFR(M)	3/29/2030	16,279	15,883	16,442	1.4%
		First lien senior secured revolving loan	9.83%	5.50%	-	SOFR(M)	3/29/2030	-	-	-	0.0%
LEM Buyer, Inc. (CFS Technologies Intermediate, Inc.)		First lien senior secured loan	9.53%	5.25%	-	SOFR(Q)	4/24/2031	11,178	10,951	11,178	1.0%
		First lien senior secured delayed draw loan	9.53%	5.25%	-	SOFR(Q)	4/24/2031	-	-	-	0.0%
		First lien senior secured revolving loan	9.53%	5.25%	-	SOFR(Q)	4/24/2031	-	-	-	0.0%
Eppinger Technologies, LLC	(7)	First lien senior secured loan	12.95%	7.75%	0.75%	SOFR(Q)	2/4/2026	24,877	24,723	24,877	2.2%
		First lien senior secured revolving loan	11.95%	6.75%	0.75%	SOFR(Q)	2/4/2026	1,379	1,357	1,379	0.1%
Luxium Solutions, LLC		First lien senior secured loan	10.55%	6.25%	-	SOFR(Q)	12/1/2027	3,795	3,754	3,795	0.3%
		First lien senior secured loan	10.55%	6.25%	-	SOFR(Q)	12/1/2027	4,673	4,622	4,673	0.4%
		First lien senior secured delayed draw loan	10.55%	6.25%	-	SOFR(Q)	12/1/2027	1,227	1,218	1,227	0.1%
PVI Holdings, Inc		First lien senior secured loan	9.32%	4.94%	-	SOFR(Q)	1/18/2028	23,532	23,336	23,532	2.0%
RMH Systems, LLC		First lien senior secured loan	9.26%	5.00%	-	SOFR(Q)	2/4/2030	10,236	9,913	10,236	0.9%
		First lien senior secured loan	9.26%	5.00%	-	SOFR(Q)	2/4/2030	-	-	-	0.0%
		First lien senior secured delayed draw loan	9.26%	5.00%	-	SOFR(Q)	2/4/2030	-	-	-	0.0%
								111,122	109,378	111,146	9.6%
Media
Directv Financing LLC	(6)	First lien senior secured loan	9.54%	5.00%	-	SOFR(Q)	8/2/2027	5,042	5,065	5,056	0.4%

Personal care products
DRS Holdings III, Inc. (Dr. Scholl’s)		First lien senior secured loan	9.58%	5.25%	-	SOFR(Q)	11/1/2028	10,536	10,469	10,536	0.9%
		First lien senior secured revolving loan	9.58%	5.25%	-	SOFR(Q)	11/1/2028	-	-	-	0.0%
PH Beauty Holdings III, Inc.		First lien senior secured loan	9.27%	5.00%	-	SOFR(S)	9/28/2027	39,900	39,638	39,900	3.4%
Phoenix YW Buyer, Inc. (Elida Beauty)		First lien senior secured loan	9.33%	5.00%	-	SOFR(M)	5/31/2030	10,090	9,861	10,090	0.9%
		First lien senior secured revolving loan	9.33%	5.00%	-	SOFR(M)	5/31/2030	-	-	-	0.0%
Silk Holdings III Corp. (Suave)		First lien senior secured loan	9.83%	5.50%	-	SOFR(Q)	5/1/2029	19,600	18,873	19,600	1.7%
		First lien senior secured loan	9.83%	5.50%	-	SOFR(Q)	5/1/2029	11,016	10,834	11,016	1.0%
		First lien senior secured revolving loan	8.32%	4.00%	-	SOFR(Q)	5/1/2029	3,283	3,283	3,283	0.3%
		First lien senior secured revolving loan	8.33%	4.00%	-	SOFR(Q)	5/1/2029	8,333	8,087	8,333	0.7%
								102,758	101,045	102,758	8.9%

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of June 30, 2025

(amounts in 000’s, except number of shares, units)

(Unaudited)

Portfolio Company	Footnotes(1)(2)	Investment(3)	Interest Rate	Spread	PIK Rate	Reference(4)	Maturity Date	Principal / Par	Amortized Cost(5)	Fair Value	Percentage of Net Assets
Pharmaceuticals
Foundation Consumer Brands, LLC		First lien senior secured loan	9.36%	5.00%	-	SOFR(Q)	2/12/2029	6,195	6,138	6,226	0.5%
		First lien senior secured revolving loan	9.36%	5.00%	-	SOFR(Q)	2/12/2029	-	-	-	0.0%
Jazz Pharmaceuticals Inc.	(6)(7)	First lien senior secured loan	6.58%	2.25%	-	SOFR(M)	5/5/2028	12,380	12,445	12,428	1.1%
Organon & Co	(6)(7)	First lien senior secured loan	6.57%	2.25%	-	SOFR(M)	5/19/2031	12,440	12,413	12,201	1.1%
								31,015	30,996	30,855	2.7%
Professional services
4 Over International, LLC		First lien senior secured loan	11.43%	7.00%	-	SOFR(M)	12/7/2026	18,574	18,187	18,481	1.6%
DISA Holdings Corp.		First lien senior secured delayed draw loan	9.33%	5.00%	-	SOFR(Q)	9/9/2028	8,278	8,150	8,278	0.7%
		First lien senior secured delayed draw loan	9.32%	5.00%	-	SOFR(Q)	9/9/2028	1,056	1,055	1,056	0.1%
		First lien senior secured revolving loan	9.33%	5.00%	-	SOFR(Q)	9/9/2028	473	437	473	0.0%
		First lien senior secured loan	9.33%	5.00%	-	SOFR(Q)	9/9/2028	1,304	1,289	1,304	0.1%
		First lien senior secured loan	9.33%	5.00%	-	SOFR(Q)	9/9/2028	21,841	21,447	21,841	1.9%
Envirotech Services, LLC		First lien senior secured loan	9.99%	5.75%	-	SOFR(S)	1/18/2029	32,880	32,205	33,126	2.9%
		First lien senior secured loan	9.97%	5.75%	-	SOFR(S)	1/18/2029	124	121	124	0.0%
		First lien senior secured revolving loan	9.97%	5.75%	-	SOFR(S)	1/18/2029	-	-	-	0.0%
CI (MG) Group, LLC (Mariani Premier Group)		First lien senior secured loan	9.80%	5.50%	-	SOFR(S)	3/27/2030	21,294	20,923	21,294	1.8%
		First lien senior secured delayed draw loan	9.80%	5.50%	-	SOFR(Q)	3/27/2030	-	-	-	0.0%
		First lien senior secured delayed draw loan	9.80%	5.50%	-	SOFR(Q)	3/27/2030	927	913	927	0.1%
		First lien senior secured revolving loan	9.80%	5.50%	-	SOFR(Q)	3/27/2030	1,272	1,234	1,272	0.1%
								108,023	105,961	108,176	9.3%

Specialty retail
Great Outdoors Group, LLC	(6)	First lien senior secured loan	7.58%	3.25%	-	SOFR(M)	3/6/2028	17,234	17,210	17,186	1.5%
Harbor Freight Tools USA Inc	(6)	First lien senior secured loan	6.58%	2.25%	-	SOFR(M)	10/19/2027	17,369	17,348	16,978	1.5%
Sundance Holdings Group, LLC	(9)(10)(13)	First lien senior secured loan	-	-	-	-	6/30/2025	9,414	9,413	-	0.0%
		First lien senior secured delayed draw loan	-	-	-	-	6/30/2025	628	628	-	0.0%
		First lien senior secured delayed draw loan	-	-	-	-	6/30/2025	444	444	645	0.0%
								45,089	45,043	34,809	3.0%
Textiles, apparel & luxury goods
American Soccer Company, Incorporated (SCORE)		First lien senior secured loan	14.70%	7.25%	3.00%	SOFR(Q)	7/20/2027	27,858	27,108	27,858	2.4%
		First lien senior secured revolving loan	14.70%	7.25%	3.00%	SOFR(Q)	7/20/2027	4,771	4,650	4,771	0.4%
BEL USA, LLC	(9)(10)	First lien senior secured loan	-	-	-	-	6/2/2026	5,486	5,423	4,608	0.4%
		First lien senior secured loan	-	-	-	-	6/2/2026	90	89	76	0.0%
YS Garments, LLC		First lien senior secured loan	11.88%	7.50%	-	SOFR(Q)	8/9/2026	7,132	6,949	7,061	0.6%
								45,337	44,219	44,374	3.8%

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of June 30, 2025

(amounts in 000’s, except number of shares, units)

(Unaudited)

Portfolio Company	Footnotes(1)(2)	Investment(3)	Interest Rate	Spread	PIK Rate	Reference(4)	Maturity Date	Principal / Par	Amortized Cost(5)	Fair Value	Percentage of Net Assets
Trading companies & distributors
AIDC IntermediateCo 2, LLC (Peak Technologies)		First lien senior secured loan	9.83%	5.50%	-	SOFR(M)	7/22/2027	34,125	33,551	34,125	2.9%
BCDI Meteor Acquisition, LLC		First lien senior secured loan	11.40%	7.00%	-	SOFR(Q)	6/29/2028	15,927	15,691	15,927	1.4%
		First lien senior secured loan	11.40%	7.00%	-	SOFR(Q)	6/29/2028	2,195	2,158	2,195	0.2%
CGI Automated Manufacturing, LLC		First lien senior secured loan	11.64%	7.00%	-	SOFR(S)	12/17/2026	16,889	16,580	16,720	1.4%
		First lien senior secured loan	11.64%	7.00%	-	SOFR(S)	12/17/2026	3,087	3,040	3,056	0.3%
		First lien senior secured loan	11.64%	7.00%	-	SOFR(S)	12/17/2026	6,508	6,436	6,443	0.6%
		First lien senior secured delayed draw loan	11.64%	7.00%	-	SOFR(S)	12/17/2026	3,522	3,466	3,487	0.3%
		First lien senior secured revolving loan	11.44%	7.00%	-	SOFR(M)	12/17/2026	2,109	2,066	2,088	0.2%
Dusk Acquisition II Corporation (Motors & Armatures, Inc. – MARS)		First lien senior secured loan	10.30%	6.00%	-	SOFR(Q)	7/12/2029	26,002	25,575	26,002	2.2%
		First lien senior secured loan	10.30%	6.00%	-	SOFR(Q)	7/12/2029	13,732	13,458	13,732	1.2%
Energy Acquisition LP (Electrical Components International, Inc. - ECI)		First lien senior secured loan	10.80%	6.50%	-	SOFR(Q)	5/10/2029	26,018	25,592	26,278	2.3%
		First lien senior secured delayed draw loan	10.80%	6.50%	-	SOFR(Q)	5/10/2029	-	-	-	0.0%
Engineered Fastener Company, LLC (EFC International)		First lien senior secured loan	10.95%	6.50%	-	SOFR(Q)	11/1/2027	23,247	22,927	23,247	2.0%
Genuine Cable Group, LLC		First lien senior secured loan	10.18%	5.75%	-	SOFR(M)	11/1/2026	28,615	28,264	28,472	2.5%
		First lien senior secured loan	10.18%	5.75%	-	SOFR(M)	11/1/2026	5,422	5,348	5,395	0.5%
I.D. Images Acquisition, LLC		First lien senior secured loan	10.08%	5.75%	-	SOFR(M)	7/30/2027	5,622	5,557	5,622	0.5%
		First lien senior secured loan	10.08%	5.75%	-	SOFR(M)	7/30/2027	7,812	7,761	7,812	0.7%
		First lien senior secured loan	10.08%	5.75%	-	SOFR(M)	7/30/2027	4,450	4,408	4,450	0.4%
		First lien senior secured loan	10.08%	5.75%	-	SOFR(M)	7/30/2027	1,027	1,020	1,027	0.1%
		First lien senior secured delayed draw loan	10.08%	5.75%	-	SOFR(M)	7/30/2027	2,446	2,404	2,446	0.2%
		First lien senior secured revolving loan	10.08%	5.75%	-	SOFR(M)	7/30/2027	-	-	-	0.0%
Krayden Holdings, Inc.		First lien senior secured delayed draw loan	9.06%	4.75%	-	SOFR(M)	3/1/2029	1,781	1,781	1,781	0.1%
		First lien senior secured delayed draw loan	9.06%	4.75%	-	SOFR(M)	3/1/2029	1,781	1,769	1,781	0.1%
		First lien senior secured revolving loan	9.08%	4.75%	-	SOFR(M)	3/1/2029	26	-	26	0.0%
		First lien senior secured loan	9.08%	4.75%	-	SOFR(M)	3/1/2029	9,347	9,143	9,347	0.8%
Lakewood Acquisition Corporation (R&B Wholesale)		First lien senior secured loan	9.78%	5.50%	-	SOFR(Q)	1/24/2030	29,621	29,068	29,917	2.6%
		First lien senior secured revolving loan	9.78%	5.50%	-	SOFR(Q)	1/24/2030	1,202	1,014	1,214	0.1%
OAO Acquisitions, Inc. (BearCom)		First lien senior secured loan	9.81%	5.50%	-	SOFR(M)	12/27/2029	21,103	20,847	21,262	1.8%
		First lien senior secured loan	9.81%	5.50%	-	SOFR(Q)	12/27/2029	855	848	862	0.1%
		First lien senior secured delayed draw loan	9.81%	5.50%	-	SOFR(M)	12/27/2029	4,485	4,434	4,519	0.4%
		First lien senior secured revolving loan	9.81%	5.50%	-	SOFR(M)	12/27/2029	-	-	-	0.0%
TL Alpine Holding Corp. (Air Distribution Technologies Inc.)		First lien senior secured loan	10.30%	6.00%	-	SOFR(Q)	8/1/2030	18,161	17,838	18,434	1.6%
Univar (Windsor Holdings LLC)	(6)	First lien senior secured loan	7.07%	2.75%	-	SOFR(M)	8/1/2030	9,910	9,963	9,907	0.9%
Workholding US Holdings, LLC (Forkardt Hardinge)		First lien senior secured loan	9.78%	5.50%	-	SOFR(Q)	10/23/2029	7,340	7,186	7,340	0.6%
		First lien senior secured revolving loan	9.82%	5.50%	-	SOFR(Q)	10/23/2029	2,405	2,341	2,405	0.2%
								336,772	331,534	337,319	29.2%
Wireless telecommunication services
Centerline Communications, LLC		First lien senior secured loan	-	-	11.93%	SOFR(M)	8/10/2027	6,224	6,128	5,617	0.5%
		First lien senior secured loan	-	-	12.43%	SOFR(M)	8/10/2027	882	866	882	0.1%
		First lien senior secured loan	-	-	11.93%	SOFR(M)	8/10/2027	9,636	9,535	8,696	0.7%
		First lien senior secured delayed draw loan	-	-	11.93%	SOFR(M)	8/10/2027	7,475	7,405	6,746	0.6%
		First lien senior secured delayed draw loan	-	-	11.93%	SOFR(M)	8/10/2027	6,511	6,444	5,876	0.5%
		First lien senior secured revolving loan	-	-	11.93%	SOFR(M)	8/10/2027	1,899	1,875	1,714	0.1%
		First lien senior secured loan	-	-	11.93%	SOFR(M)	8/10/2027	1,068	1,048	964	0.1%
								33,695	33,301	30,495	2.6%
Total Debt Investments								2,175,246	2,141,772	2,149,201	185.7%

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of June 30, 2025

(amounts in 000’s, except number of shares, units)

(Unaudited)

			Acquisition	Number of		Fair	Percentage
		Investment	Date	Shares/Units	Cost	Value	of Net Assets
Equity Investments(10)(14)
Building products
US Anchors Investor, LP (Mechanical Plastics Corp.)	(15)	Class A common	7/15/2024	566,666	-	25	0.0%
US Anchors Investor, LP (Mechanical Plastics Corp.)	(15)	Preferred	7/15/2024	566,666	566	608	0.1%
					566	633	0.1%
Commercial services & supplies
American Equipment Holdings LLC	(16)	Class A units	4/8/2022	426	284	649	0.1%
ArborWorks Intermediate Holdco, LLC	(15)	Class A preferred units	11/6/2023	21,716	9,179	13,746	1.2%
ArborWorks Intermediate Holdco, LLC	(15)	Class B preferred units	11/6/2023	21,716	-	-	0.0%
ArborWorks Intermediate Holdco, LLC	(15)	Class A common units	11/6/2023	2,604	-	-	0.0%
Bloomington Holdings, LP (BW Fusion)	(15)	Class A1 common units	11/5/2024	500	500	579	0.1%
BLP Buyer, Inc. (Bishop Lifting Products)	(17)	Class A common	2/1/2022	582,469	652	885	0.1%
					10,615	15,859	1.5%
Containers & packaging
Robinette Company Acquisition, LLC	(15)	Class A common units	5/10/2024	9	-	175	0.0%
Robinette Company Acquisition, LLC	(15)	Class A preferred units	5/10/2024	500	500	515	0.0%
					500	690	0.0%
Food products
BC CS 2, L.P. (Cuisine Solutions, Inc.)	(7)(11)	Series A preferred stock	7/8/2022	2,000,000	2,000	3,364	0.3%
CCFF Parent, LLC (California Custom Fruits & Flavors, LLC)	(15)	Class A-1 units	2/26/2024	750	511	900	0.1%
City Line Distributors, LLC	(15)	Class A units	8/31/2023	669,866	670	518	0.1%
Gulf Pacific Holdings, LLC	(16)	Class A common	9/30/2022	250	250	-	0.0%
Gulf Pacific Holdings, LLC	(16)	Class C common	9/30/2022		-	-	0.0%
ML Buyer, LLC (Mama Lycha Foods, LLC)	(15)	Class A units	9/9/2024	250	250	250	0.0%
Siegel Parent, LLC	(18)	Common	12/29/2021	250	250	-	0.0%
Siegel Parent, LLC	(18)	Convertible note	1/19/2024	28	28	-	0.0%
WPP Fairway Aggregator A, L.P. (IF&P Foods, LLC - FreshEdge)	(16)	Class A preferred	10/3/2022	773	773	476	0.0%
WPP Fairway Aggregator A, L.P. (IF&P Foods, LLC - FreshEdge)	(16)	Class B common	10/3/2022		-	-	0.0%
					4,732	5,508	0.5%
Health care equipment & supplies
LSL Industries, LLC (LSL Healthcare)	(16)	Common	11/1/2022	7,500	750	313	0.0%

Health care providers & services
NMA Super Holdings, LLC (Neuromonitoring Associates)	(15)	Class A membership interests	12/18/2024	1,000,000	1,000	1,375	0.1%

Leisure products
TG Parent Newco LLC (Trademark Global LLC)	(10)(12)(15)	Common	9/16/2024	8	-	-	0.0%

Machinery
RMH Parent LLC (RMH Systems)	(15)	Class A-1 Units	2/4/2025	500	500	500	0.0%

Specialty retail
Sundance Direct Holdings, Inc.	(13)	Common	10/27/2023	21,479	-	-	0.0%

Textiles, apparel & luxury goods
BVG SCORE Buyer, Inc. (American Soccer Company, Incorporated)	(18)	Common	7/20/2022	1,000,000	1,000	316	0.0%
BVG SCORE Buyer, Inc. (American Soccer Company, Incorporated)	(18)	Preferred	7/20/2022	97,964	98	245	0.0%
					1,098	561	0.0%
Total Equity Investments					19,761	25,439	2.2%
Total Debt and Equity Investments					2,161,533	2,174,640	187.9%

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of June 30, 2025

(amounts in 000’s, except number of shares, units)

(Unaudited)

		Number of		Fair	Percentage
		Shares	Cost	Value	of Net Assets
Investments in Money Market Funds
Morgan Stanley Institutional Liquidity Fund, Institutional Class, 4.13%	(19)	30,367,423	30,367	30,367	2.6%
Total Investments in Money Market Funds		30,367,423	30,367	30,367	2.6%

Total Investments			$2,191,900	$2,205,007	190.5%
			-	-
Liabilities in Excess of Other Assets				(1,047,676)	(90.5)%
Net Assets				$1,157,331	100.0%

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of June 30, 2025

(amounts in 000’s, except number of shares, units)

(Unaudited)

(1)	As of June 30, 2025, unless otherwise noted, investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company. As of June 30, 2025, the total value of the Company’s non-controlled, non-affiliated investments was $2,164,451.

(2)	Unless otherwise noted, security is a Level 3 holding. As of June 30, 2025, the aggregate value of Level 3 securities held by the Company was $1,995,928. See Note 5 – Fair Value.

(3)	Debt investments are pledged to the Company’s credit facilities, and a single debt investment may be divided into parts that are individually pledged to separate credit facilities.

(4)	Unless otherwise noted, all loans contain a variable rate structure, that may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the Secured Overnight Financing Rate (“SOFR”) (which can include one-(M), three-(Q) or six-month (S) SOFR), or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate).

(5)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.

(6)	Security is a Level 2 holding. As of June 30, 2025, the aggregate value of Level 2 securities held by the Company was $178,712. See Note 5 – Fair Value.

(7)	Non-qualifying investment as defined by Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2025, 6.5% of the Company’s total assets were in non-qualifying investments.

(8)	The Company may be entitled to receive additional interest as a result of an arrangement with other lenders in the syndication. In exchange for the higher interest rate, the “last-out” portion is at a greater risk of loss. Certain lenders represent a “first out” portion of the investment and have priority to the “last-out” portion with respect to payments of principal and interest.

(9)	Debt investment on non-accrual status as of June 30, 2025.

(10)	Non-income producing investment.

(11)	The Company has a senior secured loan in an investment vehicle (BC CS 2, L.P.) that is collateralized by a preferred stock investment in Cuisine Solutions, Inc. This investment is characterized as subordinated debt.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of June 30, 2025

(amounts in 000’s, except number of shares, units)

(Unaudited)

(12)	In September 2024, the Company completed a restructure of the investment in Trademark Global LLC whereby the existing term loan and revolver became a restructured term loan and revolver and no debt was converted to equity. The Company received new common units in TG Parent Newco LLC for which it owns 6.23% of the overall business (Kayne Anderson entities in aggregate own 20.77%). As of June 30, 2025, the amortized cost basis of Trademark Global LLC was $15,355 and was 0.7% of the total amortized cost basis of our debt investments of $2,141,772. The restructure extended the maturity from July 30, 2024 to July 30, 2030; the rate changed from S + 5.75% to S + 8.50%.

As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of this portfolio company as the Company owns more than 5% but less than 25% of the portfolio company’s voting securities or has the power to exercise control over management or policies of such portfolio company, including through a management agreement (“non-controlled affiliate”). As of June 30, 2025, the total value of the Company’s non-controlled affiliated investments was $10,189. Transactions related to the Company’s investment in a non-controlled affiliate for the period June 30, 2025 were as follows:

Investment(1)	Value at 12/31/2024	Gross Additions(a)	Gross Reductions (b)	Net Change in Unrealized Gains(Losses)	Value at 6/30/2025	Interest and PIK Income	Dividend Income	Other Income

TG Parent Newco LLC (Trademark Global LLC) - debt investment	$12,196	$-	$(82)	$(1,925)	$10,189	$-	$-	$-
TG Parent Newco LLC (Trademark Global LLC) - equity investment	-	-	-	-	-	-	-	-
Total	$12,196	$-	$(82)	$(1,925)	$10,189	$-	$-	$-

(a)	Gross additions may include increases in the cost basis of investments resulting from new investments, amounts related to payment-in-kind (“PIK”) interest capitalized and added to the principal balance of the respective loans, the accretion of discounts, the exchange of one or more existing investments for one or more new investments and the movement at fair value of an existing portfolio company into this controlled affiliated category from a different category.

(b)	Gross reductions may include decreases in the cost basis of investments resulting from principal collections related to investment repayments and sales, return of capital, the amortization of premiums and the exchange of one or more existing securities for one or more new securities.

(13)	Portfolio company is in a liquidation process and, as such, the maturity date of our debt investment in this portfolio company will not be finally determined until such process is complete. Our debt investment in this portfolio company is on non-accrual status.

(14)	Security is exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act.

(15)	KABDC Corp, LLC, a wholly owned subsidiary of the Company, owns common and/or preferred equity of ArborWorks Intermediate Holdco, LLC, Bloomington Holdings, LP (BW Fusion), City Line Distributors LLC, CCFF Parent, LLC (California Custom Fruits & Flavors, LLC), ML Buyer, LLC (Mama Lycha Foods, LLC), NMA Super Holdings, LLC (Neuromonitoring Associates), Robinette Company Acquisition, LLC, RMH Parent LLC (RMH Systems), TG Parent Newco LLC (Trademark Global LLC) and US Anchors Investor, LP (Mechanical Plastics Corp.).

(16)	The Company owns 32.84% of a pass-through, taxable limited liability company, KSCF IV Equity Aggregator Blocker, LLC (the “Aggregator Blocker”), which holds the Company’s equity investments in American Equipment Holdings LLC, Gulf Pacific Holdings, LLC, WPP Fairway Aggregator A, L.P. (IF&P Foods, LLC - FreshEdge) and LSL Industries, LLC (LSL Healthcare). Through the Company’s ownership of the Aggregator Blocker, the Company owns the respective units of each company listed above in the Schedule of Investments.

(17)	The Company owns 0.53% of the common equity of BLP Buyer, Inc. (Bishop Lifting Products).

(18)	The Company owns 17.02% of a pass-through limited liability company, KSCF IV Equity Aggregator, LLC (the “Aggregator”), which holds the Company’s equity investments in Siegel Parent, LLC and BVG SCORE Buyer, Inc. (American Soccer Company, Incorporated). Through the Company’s ownership of the Aggregator, the Company owns the respective units of each company listed above in the Schedule of Investments.

(19)	The indicated rate is the yield as of June 30, 2025.

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

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of December 31, 2024

(amounts in 000’s, except number of shares, units)

Portfolio Company	Footnotes (1)(2)	Investment (3)	Interest Rate	Spread	PIK Rate	Reference(4)	Maturity Date	Principal / Par	Amortized Cost(5)	Fair Value	Percentage of Net Assets
PVI Holdings, Inc		First lien senior secured loan	9.68%	4.94%	-	SOFR(Q)	1/18/2028	23,653	23,423	23,653	2.0%
								73,671	72,644	73,671	6.2%
Media
Directv Financing LLC	(8)	First lien senior secured loan	9.85%	5.00%	-	SOFR(Q)	8/2/2027	16,154	16,244	16,182	1.4%

Personal care products
DRS Holdings III, Inc. (Dr. Scholl’s)		First lien senior secured loan	10.71%	6.25%	-	SOFR(M)	11/1/2025	10,618	10,596	10,618	0.9%
		First lien senior secured revolving loan	10.71%	6.25%	-	SOFR(M)	11/1/2025	-	-	-	0.0%
PH Beauty Holdings III, Inc.		First lien senior secured loan	10.17%	5.00%	-	SOFR(S)	9/28/2025	10,496	10,422	10,496	0.9%
Phoenix YW Buyer, Inc. (Elida Beauty)		First lien senior secured loan	9.33%	5.00%	-	SOFR(Q)	5/31/2030	11,013	10,747	11,013	0.9%
		First lien senior secured revolving loan	9.33%	5.00%	-	SOFR(Q)	5/31/2030	-	-	-	0.0%
Silk Holdings III Corp. (Suave)		First lien senior secured loan	9.83%	5.50%	-	SOFR(Q)	5/1/2029	19,700	18,899	19,700	1.7%
		First lien senior secured loan	9.83%	5.50%	-	SOFR(Q)	5/1/2029	12,908	12,674	12,908	1.1%
		First lien senior secured revolving loan	8.33%	4.00%	-	SOFR(Q)	5/1/2029	8,333	8,062	8,333	0.7%
								73,068	71,400	73,068	6.2%
Pharmaceuticals
Foundation Consumer Brands LLC		First lien senior secured loan	10.89%	6.25%	-	SOFR(Q)	2/12/2027	6,358	6,334	6,358	0.5%
		First lien senior secured revolving loan	10.89%	6.25%	-	SOFR(Q)	2/12/2027	-	-	-	0.0%
Jazz Pharmaceuticals Inc.	(6)(8)	First lien senior secured loan	6.61%	2.25%	-	SOFR(M)	5/5/2028	17,301	17,407	17,334	1.5%
Organon & Co	(6)(8)	First lien senior secured loan	6.60%	2.25%	-	SOFR(Q)	5/19/2031	12,440	12,411	12,455	1.0%
								36,099	36,152	36,147	3.0%
Professional services
4 Over International, LLC		First lien senior secured loan	11.46%	7.00%	-	SOFR(M)	12/7/2026	18,851	18,376	18,662	1.6%
DISA Holdings Corp. (DISA)		First lien senior secured delayed draw loan	9.50%	5.00%	-	SOFR(Q)	9/9/2028	8,320	8,174	8,320	0.7%
		First lien senior secured delayed draw loan	9.40%	5.00%	-	SOFR(Q)	9/9/2028	125	83	125	0.0%
		First lien senior secured revolving loan	9.40%	5.00%	-	SOFR(Q)	9/9/2028	-	-	-	0.0%
		First lien senior secured loan	9.50%	5.00%	-	SOFR(Q)	9/9/2028	1,311	1,294	1,311	0.1%
		First lien senior secured loan	9.50%	5.00%	-	SOFR(Q)	9/9/2028	21,953	21,505	21,953	1.9%
Dun & Bradstreet Corp	(8)	First lien senior secured loan	6.59%	2.25%	-	SOFR(M)	1/18/2029	9,985	9,995	9,986	0.8%
Envirotech Services, LLC		First lien senior secured loan	10.34%	6.00%	-	SOFR(Q)	1/18/2029	33,046	32,290	33,046	2.8%
		First lien senior secured loan	10.35%	6.00%	-	SOFR(Q)	1/18/2029	124	122	124	0.0%
		First lien senior secured revolving loan	10.34%	6.00%	-	SOFR(Q)	1/18/2029	-	-	-	0.0%
								93,715	91,839	93,527	7.9%
Semiconductors & semiconductor equipment
MKS Instruments Inc.	(6)(8)	First lien senior secured loan	6.59%	2.25%	-	SOFR(M)	8/17/2029	11,823	11,871	11,846	1.0%

Specialty retail
Great Outdoors Group, LLC	(8)	First lien senior secured loan	8.22%	3.75%	-	SOFR(M)	3/6/2028	17,321	17,361	17,382	1.5%

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

Investment(1)	Value at 12/30/2023	Gross Additions(a)	Gross Reductions(b)	Net Change in Unrealized Gains(Losses)	Value at 12/31/2024	Interest and PIK Income	Dividend Income	Other Income

Trademark Global, LLC	$13,129	$1,035	$-	$(1,968)	$12,196	$754	$-	$-
TG Parent Newco LLC (Trademark Global LLC)	-	-	-	-	-	-	-	-
Total	$13,129	$1,035	$-	$(1,968)	$12,196	$754	$-	$-

(a)	Gross additions may include increases in the cost basis of investments resulting from new investments, amounts related to payment-in-kind (“PIK”) interest capitalized and added to the principal balance of the respective loans, the accretion of discounts, the exchange of one or more existing investments for one or more new investments and the movement at fair value of an existing portfolio company into this controlled affiliated category from a different category.

(b)	Gross reductions may include decreases in the cost basis of investments resulting from principal collections related to investment repayments and sales, return of capital, the amortization of premiums and the exchange of one or more existing securities for one or more new securities.

(13)	Security is exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act.

(14)	The Company owns 0.19% of the common equity and 0.43% of the preferred equity of Vehicle Accessories, Inc.

(15)	KABDC Corp, LLC, a wholly owned subsidiary of the Company, owns common and/or preferred equity of Arborworks Acquisition LLC, Bloomington Holdings, LP (BW Fusion), City Line Distributors, LLC, CCFF Parent, LLC (California Custom Fruits & Flavors, LLC), ML Buyer, LLC (Mama Lycha Foods, LLC), NMA Super Holdings, LLC (Neuromonitoring Associates), Robinette Company Acquisition, LLC, TG Parent Newco LLC (Trademark Global LLC) and US Anchors, LP (Mechanical Plastics Corp.).

(16)	The Company owns 33.46% of a pass-through, taxable limited liability company, KSCF IV Equity Aggregator Blocker, LLC (the “Aggregator Blocker”), which holds the Company’s equity investments in American Equipment Holdings LLC, Gulf Pacific Holdings, LLC, IF&P Foods, LLC (FreshEdge) and LSL Industries, LLC (LSL Healthcare). Through the Company’s ownership of the Aggregator Blocker, the Company owns the respective units of each company listed above in the Schedule of Investments.

(17)	The Company owns 0.53% of the common equity BLP Buyer, Inc. (Bishop Lifting Products).

(18)	The Company owns 17.15% of a pass-through limited liability company, KSCF IV Equity Aggregator, LLC (the “Aggregator”), which holds the Company’s equity investments in Siegel Parent, LLC and American Soccer Company, Incorporated (SCORE). Through the Company’s ownership of the Aggregator, the Company owns the respective units of each company listed above in the Schedule of Investments.

(19)	The indicated rate is the yield as of December 31, 2024.

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

F. Interest Income Recognition — Interest income is recorded on an accrual basis and includes the accretion of discounts, amortization of premiums and payment-in-kind (“PIK”) interest. Discounts from and premiums to par value on investments purchased are accreted/amortized into interest income over the life of the respective security using the effective yield method. To the extent loans contain PIK provisions, PIK interest, computed at the contractual rate specified in each applicable agreement, is accrued and recorded as interest income and added to the principal balance of the loan. PIK interest income added to the principal balance is generally collected upon repayment of the outstanding principal. The Company does not accrue PIK interest if, in the opinion of the Advisor, the portfolio company valuation indicates that the PIK interest is not likely to be collectible. If the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through PIK interest income. Previously capitalized PIK interest is not reversed when an investment is placed on non-accrual status. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends for the year the income was earned, even though the Company has not yet collected the cash. The amortized cost of investments represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest. For the six months ended June 30, 2025 and 2024, the Company had $2,369 and $663, respectively, of PIK interest included in interest income, which represents 2.1% and 0.7%, respectively, of aggregate interest income.

Loans are generally placed on non-accrual status when it has been determined that a significant impairment in the financial condition and ability of the borrower to repay principal and interest has occurred and is expected to continue such that it is probable the collectability of full amount of the loan (principal and interest) is doubtful. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. If cash payments are received subsequent to a loan being placed on non-accrual status, these payments will first be applied to previously accrued but uncollected interest, then to recover the principal. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Non-accrual loans are restored to accrual status when past due principal and interest are paid or there is no longer a reasonable doubt that such principal or interest will be collected in full and, in the Company’s judgment, principal and interest are likely to remain current. The Company may make exceptions to this policy if the loan has sufficient collateral value (i.e., typically measured as enterprise value of the portfolio company) or is in the process of collection. As of June 30, 2025, the Company had five debt investments on non-accrual status, which comprised 2.6% and 1.6%, respectively, of total debt investments at cost and fair value. As of June 30, 2024, the Company had two debt investment on non-accrual status, which comprised 1.2% and 1.0%, respectively, of total debt investments at cost and fair value.

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

For the three months ended June 30, 2025, the Company incurred base management fees of $4,624, net of waiver of $788. For the three months ended June 30, 2024, the Company incurred base management fees of $3,780, net of waiver of $471.

For the six months ended June 30, 2025, the Company incurred base management fees of $8,472, net of waiver of $2,071. For the six months ended June 30, 2024, the Company incurred base management fees of $7,302, net of waiver of $471.

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

For the three months ended June 30, 2025, the Company incurred incentive fees on income of $4,452 and no incentive fees on capital gains. For the three months ended June 30, 2024, the Company incurred incentive fees on income of zero, net of waivers of $4,109 and no incentive fees on capital gains.

For the six months ended June 30, 2025, the Company incurred incentive fees on income of $8,942 and no incentive fees on capital gains. For the six months ended June 30, 2024, the Company incurred incentive fees on income of $2,631, net of waivers of $4,109, and no incentive fees on capital gains.

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

Note 4. Investments

The following table presents the composition of the Company’s investment portfolio at amortized cost and fair value as of June 30, 2025 and December 31, 2024.

	June 30, 2025		December 31, 2024
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
First-lien senior secured debt investments	$2,141,772	$2,149,201	$1,952,708	$1,972,406
Equity investments	19,761	25,439	19,347	22,737
Investments in money market funds	30,367	30,367	48,683	48,683
Total Investments	$2,191,900	$2,205,007	$2,020,738	$2,043,826

As of June 30, 2025 and December 31, 2024, $146,858 and $188,253, respectively, of the Company’s total assets were non-qualifying assets, as defined by Section 55(a) of the 1940 Act.

The Company uses Global Industry Classification Standards (GICS), Level 3 – Industry, for classifying the industry groupings of its portfolio companies.

The industry composition of long-term investments based on fair value as of June 30, 2025 and December 31, 2024 was as follows:

	June 30, 2025	December 31, 2024

Trading companies & distributors	15.5%	15.1%
Commercial services & supplies	10.8%	11.7%
Health care providers & services	9.5%	8.4%
Food products	9.0%	10.0%
Containers & packaging	8.6%	7.5%
Machinery	5.1%	3.7%
Professional services	5.0%	4.7%
Personal care products	4.7%	3.7%
Leisure products	4.3%	3.2%
Aerospace & defense	3.1%	4.4%
Chemicals	3.0%	1.1%
Household products	2.5%	0.8%
Textiles, apparel & luxury goods	2.1%	2.1%
Automobile components	2.0%	3.6%
Building products	1.6%	2.3%
Health care equipment & supplies	1.6%	1.4%
IT services	1.6%	1.7%
Specialty retail	1.6%	2.1%
Pharmaceuticals	1.5%	1.8%
Diversified telecommunication services	1.4%	1.5%
Wireless telecommunication services	1.4%	1.5%
Hotels, restaurants & leisure	1.3%	1.4%
Insurance	1.0%	2.0%
Household durables	0.9%	1.0%
Biotechnology	0.6%	0.6%
Media	0.2%	0.8%
Diversified consumer services	0.1%	0.1%
Construction materials	-	0.7%
Semiconductors & semiconductor equipment	-	0.6%
Electrical equipment	-	0.5%
	100.0%	100.0%

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

The following tables present the fair value hierarchy of investments as of June 30, 2025 and December 31, 2024. Note that the valuation levels below are not necessarily an indication of the risk associated with the underlying investment.

	Fair Value Hierarchy as of June 30, 2025
Investments:	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$-	$178,712	$1,970,489	$2,149,201
Equity investments	-	-	25,439	25,439
Investments in money market funds	30,367	-	-	30,367
Total Investments	$30,367	$178,712	$1,995,928	$2,205,007

	Fair Value Hierarchy as of December 31, 2024
Investments:	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$-	$253,224	$1,719,182	$1,972,406
Equity investments	-	-	22,737	22,737
Investments in money market funds	48,683	-	-	48,683
Total Investments	$48,683	$253,224	$1,741,919	$2,043,826

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and six months ended June 30, 2025 and 2024.

	First-lien	Private
	senior secured	equity
For the three months ended June 30, 2025	debt investments(1)	investments(2)	Total

Fair value, beginning of period	$1,918,740	$24,123	$1,942,863
Purchases of investments	124,395	165	124,560
Proceeds from sales of investments and principal repayments	(72,046)	(30)	(72,076)
Net change in unrealized gain (loss)	(5,996)	1,151	(4,845)
Net realized gain (loss)	-	30	30
Net accretion of discount on investments	3,261	-	3,261
PIK interest and dividends	2,135	-	2,135
Transfers into (out of) Level 3	-	-	-
Fair value, end of period	$1,970,489	$25,439	$1,995,928

	First-lien	Private
	senior secured	equity
For the three months ended June 30, 2024	debt investments	investments	Total

Fair value, beginning of period	$1,463,891	$18,451	$1,482,342
Purchases of investments	131,435	511	131,946
Proceeds from sales of investments and principal repayments	(40,471)	-	(40,471)
Net change in unrealized gain (loss)	(2,511)	(335)	(2,846)
Net realized gain (loss)	-	-	-
Net accretion of discount on investments	2,850	-	2,850
PIK interest	576	-	576
Transfers into (out of) Level 3	-	-	-
Fair value, end of period	$1,555,770	$18,627	$1,574,397

	First-lien	Private
	senior secured	equity
For the six months ended June 30, 2025	debt investments	investments	Total

Fair value, beginning of period	$1,719,182	$22,737	$1,741,919
Purchases of investments	411,719	665	412,384
Proceeds from sales of investments and principal repayments	(158,303)	(846)	(159,149)
Net change in unrealized gain (loss)	(11,419)	2,287	(9,132)
Net realized gain (loss)	-	596	596
Net accretion of discount on investments	6,817	-	6,817
PIK interest and dividends	2,493	-	2,493
Transfers into (out of) Level 3	-	-	-
Fair value, end of period	$1,970,489	$25,439	$1,995,928

	First-lien	Private
	senior secured	equity
For the six months ended June 30, 2024	debt investments	investments	Total

Fair value, beginning of period	$1,346,174	$17,324	$1,363,498
Purchases of investments	273,730	1,530	275,260
Proceeds from sales of investments and principal repayments	(72,861)	-	(72,861)
Net change in unrealized gain (loss)	2,319	(227)	2,092
Net realized gain (loss)	-	-	-
Net accretion of discount on investments	5,466	-	5,466
PIK interest	942	-	942
Transfers into (out of) Level 3	-	-	-
Fair value, end of period	$1,555,770	$18,627	$1,574,397

For the three and six months ended June 30, 2025 and 2024, the Company did not recognize any transfers to or from Level 3. The increase in unrealized gain (loss) relates to investments that were held during the period. The Company includes these unrealized gains and losses on the Statement of Operations – Net Change in Unrealized Gains (Losses).

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

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

Quantitative Table for Valuation Techniques

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of June 30, 2025 and December 31, 2024. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Advisor’s determination of fair value. The Company calculates weighted average, based on the value of the unobservable input of each investment relative to the fair value of the investment compared to the total fair value of all investments. First-lien senior secured debt investments include the Company’s senior secured loan in an investment vehicle (BC CS 2, L.P.), which is considered subordinated debt since it is collateralized by a preferred stock investment in Cuisine Solutions, Inc.

	As of June 30, 2025
		Valuation	Unobservable		Weighted
	Fair Value	Technique	Input	Range	Average
First-lien senior secured debt investments	$1,970,489	Discounted cash flow analysis	Discount rate	6.9% - 15.0%	9.3%
Preferred equity investment	13,746	Discounted cash flow analysis	Discount rate	15.0%	15.0%
Common equity investments	750	Precedent Transaction Analysis	Original cost	1.0	1.0
Other equity investments	10,943	Comparable Multiples	EV / EBITDA	7.8 - 17.2	11.1
	$1,995,928

	As of December 31, 2024
		Valuation	Unobservable		Weighted
	Fair Value	Technique	Input	Range	Average
First-lien senior secured debt investments	$1,719,182	Discounted cash flow analysis	Discount rate	8.2% - 15.0%	10.1%
Preferred equity investment	11,114	Discounted cash flow analysis	Discount rate	15.0%	15.0%
Preferred equity investment	500	Precedent Transaction Analysis	Original cost	1.0	1.0
Common equity investment	1,750	Precedent Transaction Analysis	Original cost	1.0	1.0
Other equity investments	9,373	Comparable Multiples	EV / EBITDA	7.6 - 17.2	11.3
	$1,741,919

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

Note 6. Debt

Corporate Credit Facility

As of June 30, 2025, the Company had a senior secured revolving credit facility (the “Corporate Credit Facility”), that has a total commitment of $400,000 which has a maturity date of November 22, 2029. The Corporate Credit Facility also provides for a feature that allows the Company, under certain circumstances, to increase the overall size of the Corporate Credit Facility to a maximum of $600,000. The interest rate on the Corporate Credit Facility is equal to Term SOFR (a forward-looking rate based on SOFR futures) plus an applicable spread of 2.10% per annum or an “alternate base rate” (as defined in the agreements governing the Corporate Credit Facility) plus an applicable spread of 1.00%. The Company is also required to pay a commitment fee of 0.375% per annum on any unused portion of the Corporate Credit Facility.

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

For the six months ended June 30, 2025 and 2024, the average amount of borrowings outstanding under the Corporate Credit Facility was $243,956 and $146,692, respectively, with a weighted average interest rate of 6.43% and 7.73%, respectively. As of June 30, 2025, the Company had $224,000 outstanding under the Corporate Credit Facility at a weighted average interest rate of 6.42%.

Revolving Funding Facility

As of June 30, 2025, the Company and KABDCF, a wholly-owned, special purpose financing subsidiary, had a senior secured revolving funding facility (the “Revolving Funding Facility”), that has a total commitment of $675,000. The end of the reinvestment period is February 13, 2028, and the maturity date is February 13, 2030. The interest rate on the Revolving Funding Facility is SOFR plus 2.15% per annum. The Revolving Funding Facility is secured by all of the assets held by KABDCF and the Company has agreed that it will not grant or allow a lien on the membership interest of KABDCF.

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

For the six months ended June 30, 2025 and 2024, the average amount of borrowings outstanding under the Revolving Funding Facility was $507,345 and $338,906, respectively, with a weighted average interest rate of 6.54% and 7.92%, respectively. As of June 30, 2025, the Company had $574,000 outstanding under the Revolving Funding Facility at a weighted average interest rate of 6.44%.

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

Revolving Funding Facility II

As of June 30, 2025, the Company and KABDCF II, a wholly-owned, special purpose financing subsidiary, had a senior secured revolving credit facility (the “Revolving Funding Facility II”). The Revolving Funding Facility II has an initial commitment of $250,000 which, under certain circumstances, can be increased up to $500,000. The Revolving Funding Facility II is secured by all of the assets held by KABDCF II and the Company has agreed that it will not grant or allow a lien on the membership interest of KABDCF II. The end of the reinvestment period is December 22, 2027, and the maturity date is December 22, 2029. The interest rate on the Revolving Funding Facility II is 3-month term SOFR plus 2.25%. KABDCF II is also required to pay a commitment fee of 0.55% on the unused portion of the Revolving Funding Facility II.

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

For the six months ended June 30, 2025 and 2024, the average amount of borrowings outstanding under the Revolving Funding Facility II was $144,577 and $69,098, respectively, with a weighted average interest rate of 6.64% and 8.02%, respectively. As of June 30, 2025, the Company had $181,000 outstanding under the Revolving Funding Facility II at a weighted average interest rate of 6.55%.

Senior Unsecured Notes

As of June 30, 2025, the Company had $75,000 aggregate principal amount of senior unsecured notes (the “Notes”).

The table below sets forth a summary of the key terms of each series of Notes outstanding at June 30, 2025.

	Principal		Estimated
	Outstanding	Unamortized	Fair Value	Fixed
	June 30,	Issuance	June 30,	Interest
Series	2025	Costs	2025	Rate	Maturity
A	$25,000	$157	$26,778	8.65%	6/30/2027
B	50,000	384	54,684	8.74%	6/30/2028
	$75,000	$541	$81,462

Holders of the Notes are entitled to receive cash interest payments semi-annually (on January 30 and July 30) at the fixed rate. As of June 30, 2025, the weighted average interest rate on the outstanding Notes was 8.71%.

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

As of June 30, 2025, the Notes were rated “BBB” by Kroll Bond Rating Agency (“KBRA”). The Company is required to maintain a current rating from one rating agency with respect to the Notes. In the event the Company does not maintain a current rating from a rating agency for a specified period of time or the credit rating on the Notes falls below “BBB-” (a “Below Investment Grade Event”), the interest rate per annum on the Notes will increase by 1.0% during the period the Notes are rated below “BBB-”. In the event the Company’s Secured Debt Ratio exceeds 55% (a “Secured Debt Ratio Event”), the interest rate per annum on the Notes will increase by 1.5% during the period the ratio is above stated percentage. If a Below Investment Grade Event and a Secured Debt Ratio Event is continuing at the same time the aggregate increase in interest rate per annum will not exceed 2.0%.

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

At June 30, 2025, the Company was in compliance with all covenants under the Notes agreements.

Debt obligations consisted of the following as of June 30, 2025 and December 31, 2024. As of each of these dates, the amounts outstanding under the Corporate Credit Facility, Revolving Funding Facility and Revolving Funding Facility II equal their respective fair value.

	June 30, 2025
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Notes	$75,000	$75,000	$-	$74,459
Corporate Credit Facility	400,000	224,000	176,000	221,163
Revolving Funding Facility	675,000	574,000	101,000	568,216
Revolving Funding Facility II	250,000	181,000	69,000	178,635
Total debt	$1,400,000	$1,054,000	$346,000	$1,042,473

(1)	The amounts available under the Company’s credit facilities do not reflect any limitations related to each borrowing base as of June 30, 2025.
(2)	The carrying value of the Notes, Corporate Credit Facility, Revolving Funding Facility and Revolving Funding Facility II are presented net of deferred financing costs totaling $11,527.

	December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Notes	$75,000	$75,000	$-	$74,357
Corporate Credit Facility	475,000	250,000	225,000	246,765
Revolving Funding Facility	600,000	420,000	180,000	415,254
Revolving Funding Facility II	150,000	113,000	37,000	111,749
Total debt	$1,300,000	$858,000	$442,000	$848,125

(1)	The amounts available under the Company’s credit facilities do not reflect any limitations related to each borrowing base as of December 31, 2024.

(2)	The carrying value of the Notes, Corporate Credit Facility, Revolving Funding Facility and Revolving Funding Facility II are presented net of deferred financing costs totaling $9,875.

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

For the three and six months ended June 30, 2025 and 2024, the components of interest expense were as follows:

	For the three months ended
	June 30, 2025	June 30, 2024
Interest expense	$17,450	$12,312
Amortization of debt issuance costs	934	927
Total interest expense	$18,384	$13,239
Average interest rate	7.2%	9.3%
Average borrowings	$1,013,511	$569,341

	For the six months ended
	June 30, 2025	June 30, 2024
Interest expense	$33,654	$27,071
Amortization of debt issuance costs	1,855	1,824
Total interest expense	$35,509	$28,895
Average interest rate	7.3%	9.1%
Average borrowings	$970,878	$636,346

Note 7. Common Stock and Share Transactions

As of June 30, 2025, the Company had 100,000,000 shares of common stock authorized and 70,714,990 shares outstanding. As of June 30, 2025, KAPC Investment Holdings, L.P., a controlled affiliate of Kayne Anderson, owned 957,217 shares of the Company. These shares were purchased on May 22, 2024 in conjunction with the Company’s IPO.

Common Stock Issuances

The following table summarizes the number of common stock shares issued and aggregate proceeds received from such issuances related to the Company’s capital call notices pursuant to subscription agreements with investors for the three months ended June 30, 2024. On May 24, 2024, the Company completed its IPO and began trading on the NYSE under the ticker symbol “KBDC.”

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

For the six months ended June 30, 2025, the agent has repurchased shares of common stock pursuant to the Plan as follows:

	Total number	Average	Approximate dollar value of shares that have been purchased	Approximate dollar value of shares that may yet be purchased
Period	of shares repurchased	price paid per share	under the plan	under the plan
March 1 - 31, 2025	23,688	$16.23	$384	$98,090
April 1 - 30, 2025	304,967	$15.46	4,714	$93,377
May 1 - 24, 2025	178,981	$15.85	2,837	$90,539
May 25 - 31, 2025	804	$15.67	13	$99,987
June 1 - 30, 2025	77,231	$15.61	1,205	$98,782
Total stock repurchased	585,671		$9,153

Dividends and Dividend Reinvestment

The following tables summarize the dividends declared and payable by the Company for the six months ended June 30, 2025 and 2024. For the six months ended June 30, 2025, both of the $0.10 per share dividend with payment dates of March 18, 2025 and June 24, 2025 were the final two of three special dividends declared by the Board of Directors in conjunction with the Company’s IPO in May 2024.

For the six months ended June 30, 2025
	Dividend	Dividend	Dividend
	record	payment	per
Dividend declaration date	date	date	share
May 8, 2024	March 3, 2025	March 18, 2025	$0.10
March 3, 2025	March 31, 2025	April 15, 2025	0.40
May 8, 2024	June 9, 2025	June 24, 2025	0.10
May 1, 2025	June 30, 2025	July 16, 2025	0.40
Total dividends declared			$1.00

For the six months ended June 30, 2024
	Dividend	Dividend	Dividend
	record	payment	per
Dividend declaration date	date	date	share
March 6, 2024	March 29, 2024	April 17, 2024	$0.40
May 8, 2024	June 28, 2024	July 15, 2024	0.40
Total dividends declared			$0.80

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

The following tables summarize the amounts received and shares of common stock issued to shareholders pursuant to the Company’s dividend reinvestment plan (“DRIP”) for the six months ended June 30, 2025 and 2024. See Note 12 – Subsequent Events.

For the six months ended June 30, 2025
	Dividend	DRIP
	payment	shares	DRIP
Dividend record date	date	issued	value
December 31, 2024	January 15, 2025	205,626	$3,434
March 3, 2025	March 18, 2025	35,346	593
March 31, 2025	April 15, 2025	-	-
June 9, 2025	June 24, 2025	-	-
		240,972	$4,027

For the regular dividend paid on January 15, 2025, the DRIP value was $3,923. Of this amount, $3,434 was reinvested into the Company through the issuance of 205,626 shares of common stock and $489 was fulfilled through open market purchases of common stock pursuant to the DRIP.

For the regular dividend paid on April 15, 2025, the DRIP value was $2,401 and was fulfilled through open market purchases of common stock.

For the special dividend paid on June 24, 2025, the DRIP value was $257 and was fulfilled through open market purchases of common stock.

For the dividend paid on July 16, 2025, the DRIP value was $380 and was fulfilled through open market purchases of common stock. This DRIP is excluded from the table above, as the DRIP share activity was after June 30, 2025.

For the six months ended June 30, 2024
	Dividend	DRIP
	payment	shares	DRIP
Dividend record date	date	issued	value
December 29, 2023	January 16, 2024	95,791	$1,573
March 29, 2024	April 17, 2024	94,816	1,577
		190,607	$3,150

For the dividend declared on May 8, 2024 and paid on July 15, 2024, the DRIP value was $4,431 and was fulfilled through open market purchases of common stock. These shares are excluded from the table above, as the DRIP share activity was after June 30, 2024.

On May 8, 2024, in conjunction with the Company’s IPO, the Board of Directors declared the following special dividends:

Record date	Pay date	Special Dividend
December 5, 2024	December 20, 2024	$0.10
March 3, 2025	March 18, 2025	$0.10
June 9, 2025	June 24, 2025	$0.10

Note 8. Commitments and Contingencies

The Company had an aggregate of $250,809 and $186,282, respectively, of unfunded commitments, including $162,199 and $126,738, respectively, of unfunded commitments on revolvers, to provide debt financing to its portfolio companies as of June 30, 2025 and December 31, 2024. These commitments are not reflected in the Company’s consolidated statement of assets and liabilities but are generally incorporated into the Company’s determination of its liquidity. Consequently, such commitments result in an element of credit risk in excess of the amount recognized in the Company’s consolidated statement of assets and liabilities.

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

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

A summary of the composition of the unfunded commitments as of June 30, 2025 and December 31, 2024 is shown in the table below.

	As of	As of
	June 30, 2025	December 31, 2024
Aegis Toxicology Sciences Corporation	$5,769	$-
Alcami Corporation	1,565	1,447
Allcat Claims Service, LLC	17,407	10,803
Allentown, LLC	928	663
American Equipment Holdings LLC	4,018	2,922
American Soccer Company, Incorporated (SCORE)	-	2,601
Arborworks Acquisition, LLC	1,792	1,792
Basel U.S. Acquisition Co., Inc. (IAC)	-	2,930
Bloomington Holdco, LLC (BW Fusion)	6,421	6,421
BLP Buyer, Inc. (Bishop Lifting Products)	1,787	2,878
Carton Packaging Buyer, Inc. (Century Box)	2,848	2,848
CCFF Buyer, LLC (California Custom Fruits & Flavors, LLC)	9,812	9,812
CGI Automated Manufacturing, LLC	611	2,242
CI (MG) Group, LLC (Mariani Premier Group)	10,622	-
City Line Distributors LLC	2,530	2,530
CMT Intermediate Holdings, LLC (Capital Machine Technologies)	3,803	-
CREO Group Inc. (HMS Manufacturing)	1,902	-
Curio Brands, LLC	2,605	1,719
Del-Air Heating, Air Conditioning & Refrigeration, LLC	3,522	-
DISA Holdings Corp.	1,924	3,331
Diverzify Intermediate, LLC	3,155	3,155
DRS Holdings III, Inc. (Dr. Scholl’s)	310	310
Eastern Wholesale Fence	-	198
ECS Opco 1, LLC (Spectrum Vascular)	2,540	-
Energy Acquisition LP (Electrical Components International, Inc. - ECI)	1,442	1,442
Envirotech Services, LLC	6,746	6,746
Eppinger Technologies, LLC	1,137	1,145
Fastener Distribution Holdings, LLC	7,502	7,502
Foundation Consumer Brands, LLC	577	577
Fralock Buyer LLC	1,501	-
Guardian Dentistry Practice Management, LLC	773	773
Gulf Pacific Acquisition, LLC	899	1,798
Gusmer Enterprises, Inc.	3,256	3,676
Home Brands Group Holdings, Inc. (ReBath)	2,099	2,099
I.D. Images Acquisition, LLC	2,020	2,020
IF&P Foods, LLC (FreshEdge)	1,518	2,813
Improving Acquisition LLC	1,504	1,672
Krayden Holdings, Inc.	1,849	5,438
Lakewood Acquisition Corporation (R&B Wholesale)	9,102	-
LEM Buyer, Inc. (CFS Technologies Intermediate, Inc.)	6,784	-
Light Wave Dental Management, LLC	2,419	4,171
LSL Industries, LLC	5,224	5,224
MacNeill Pride Group	2,397	1,798
ML Buyer, LLC (Mama Lycha Foods, LLC)	3,991	3,991
Monza Purchaser, LLC (Smyth)	12,207	-
MRC Keystone Acquisition LLC (Automated Handing Solutions)	3,864	3,864
NMA Holdings, LLC (Neuromonitoring Associates)	7,459	7,459
OAO Acquisitions, Inc. (BearCom)	2,482	2,482
Phoenix YW Buyer, Inc. (Elida Beauty)	1,960	1,960
Pixel Intermediate, LLC	-	1,482
PMFC Holding, LLC	445	-
Redwood MSO, LLC (Smile Partners)	2,022	2,784
Refocus Management Services, LLC	7,297	6,269
Regiment Security Partners LLC	52	104
RMH Systems, LLC	10,668	-
The Robinette Company	5,047	5,047
Ruff Roofers Buyer, LLC	10,065	7,138
Siegel Egg Co., LLC	-	501
Silk Holdings III Corp. (Suave)	3,383	6,667
Speedstar Holding LLC	666	666
Spinrite Inc.	3,399	-
Sundance Holdings Group, LLC	377	-
Superior Intermediate LLC (Landmark Structures)	10,006	10,006
Tapco Buyer LLC	9,435	9,435
TL Atlas Merger Sub Corp. (Zep)	5,460	-
Trademark Global LLC	480	480
US Anchors Group, Inc. (Mechanical Plastics Corp.)	3,705	2,819
Vehicle Accessories, Inc.	-	2,064
Workholding US Holdings, LLC (Forkardt Hardinge)	1,295	3,144
Worldwide Produce Acquisition, LLC	424	424
Total unfunded commitments	$250,809	$186,282

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2025 and December 31, 2024, management was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

Note 9. Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of June 30, 2025 and 2024, there were no dilutive shares.

The following table sets forth the computation of basic and diluted earnings per share of common stock for the three and six months ended June 30, 2025 and 2024.

	For the three months ended		For the six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

Net increase (decrease) in net assets resulting from operations	$24,910	$31,180	$47,125	$58,935
Weighted average shares of common stock
outstanding - basic and diluted	70,901,688	67,426,904	71,067,266	56,386,161
Earnings (loss) per share of common stock - basic and diluted	$0.35	$0.46	$0.66	$1.05

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

Note 10. Financial Highlights

The following per share of common stock data has been derived from information provided in the unaudited financial statements. The following is a schedule of financial highlights for the six months ended June 30, 2025 and 2024.

	For the six months ended June 30,
	(amounts in thousands, except share and per share amounts)
Per Common Share Operating Performance (1)	2025	2024
Net Asset Value, Beginning of Period	$16.70	$16.42

Results of Operations:
Net Investment Income	0.81	1.03
Net Realized and Unrealized Gain (Loss) on Investments(2)	(0.15)	0.03
Net Increase (Decrease) in Net Assets Resulting from Operations	0.66	1.06

Dividends to Common Stockholders
Dividends	(1.00)	(0.80)
Net Decrease in Net Assets Resulting from Dividends	(1.00)	(0.80)

Capital Share Transactions
Issuance of Common Stock, net of Underwriting and Offering Costs	-	(0.11)
Repurchase of Common Stock	0.01	-
Net Increase (Decrease) Resulting from Capital Share Transactions	0.01	(0.11)
Net Asset Value, End of Period	$16.37	$16.57
Per Share Market Value, End of Period	$15.26	$15.95

Shares Outstanding, End of Period	70,714,990	71,116,459

Ratio/Supplemental Data
Net assets, end of period	$1,157,331	$1,178,176
Weighted-average shares outstanding	71,067,266	56,386,161
Total Return based on net asset value(3)	4.2%	5.9%
Total Return based on market value(4)	(1.9%)	(1.7)%
Portfolio turnover	11.0%	7.9%
Ratio of operating expenses to average net assets before waivers(5)	9.8%	10.2%
Ratio of operating expenses to average net assets with waiver(5)	9.5%	9.2%
Ratio of net investment income (loss) to average net assets(5)	9.9%	13.1%

(1)	The per common share data was derived by using weighted average shares outstanding.

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

(2)	Realized and unrealized gains and losses per share in this caption are balancing amounts necessary to reconcile the change in net asset value per share for the period and may not be consistent or reconcile with the aggregate gains and losses in the Consolidated Statement of Operations due to the timing of share transactions during the period. For the six months ended June 30, 2025, includes $0.01 per share of deferred income tax expense on unrealized appreciation on investments.
(3)	Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share (if any), divided by the beginning NAV per share. The calculation also assumes reinvestment of dividends at actual prices pursuant to the Company’s dividend reinvestment plan. Total return is not annualized.
(4)	Total return based on market value is calculated as the change in market value per share during the respective periods, plus distributions per share, if any, divided by the beginning market value per share. The calculation also assumes reinvestment of dividends at actual prices pursuant to the Company’s dividend reinvestment plan.
(5)	Ratio is annualized.

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

On July 15, 2025, the Company made an investment in SG Credit Partners, Inc. (along with its affiliates and subsidiaries, “SG Credit”), a national credit platform focused on the lower middle market. The investment is structured as an $80,000 term loan facility, a $34,000 delayed draw term loan facility and a $12,000 common equity investment. The interest rate on the debt investments is 11.00%, and the Company will own 22.5% of the equity of SG Credit following the investment. In addition, the Company has an option to purchase additional equity interests of SG Credit at a fixed price.

On July 16, 2025, the Company paid a regular dividend of $0.40 per share to each common stockholder of record as of June 30, 2025. The total dividend was $28,291 and, of this amount, $380 was DRIP which was fulfilled through open market purchases of common stock.

On August 5, 2025, the Board of Directors of the Company declared a regular dividend to common stockholders in the amount of $0.40 per share. The regular dividend of $0.40 per share will be paid on October 16, 2025 to stockholders of record as of the close of business on September 30, 2025, payable in cash or shares of common stock of the Company pursuant to the Company’s Dividend Reinvestment Plan, as amended.

From July 1, 2025 to August 6, 2025, the Company’s agent repurchased 138,014 shares of common stock at an average price of $15.51 per share for a total amount of $2,141. As of August 6, 2025, $96,641 remains for repurchase under the Company’s amended 10b5-1 Plan.

On August 8, 2025, the Company amended its Corporate Credit Facility and increased the total commitment from $400,000 to $475,000. There was no change to the interest rates or the maturity date. Amounts available for the Company to borrow under the Corporate Credit Facility are subject to compliance with a borrowing base that applies different advance rates to different types of assets that are pledged as collateral. These advance rates and customary concentration limits may vary depending on the asset coverage ratio.

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

The Advisor executes on our investment objective by (1) accessing the established loan sourcing channels developed by KAPC, which includes an extensive network of private equity firms, other middle market lenders, financial advisors, intermediaries and management teams, (2) selecting investments within our middle market company focus, (3) implementing KAPC’s underwriting process and (4) drawing upon its experience and resources and the broader Kayne Anderson network. KAPC was established in 2011 and manages (directly and through affiliates) assets under management (“AUM”) of approximately $7.2 billion related to middle market private credit as of June 30, 2025.

Recent Developments

On July 15, 2025, we made an investment in SG Credit Partners, Inc. (along with its affiliates and subsidiaries, “SG Credit”), a national credit platform focused on the lower middle market. The investment is structured as an $80 million term loan facility, a $34 million delayed draw term loan facility and a $12 million common equity investment. The interest rate on the debt investments is 11.00%, and we will own 22.5% of the equity of SG Credit following the investment. In addition, we have an option to purchase additional equity interests of SG Credit at a fixed price.

On July 16, 2025, we paid a regular dividend of $0.40 per share to each common stockholder of record as of June 30, 2025. The total dividend was $28.3 million and, of this amount, $0.4 million was DRIP which was fulfilled through open market purchases of common stock.

On August 5, 2025, our Board of Directors declared a regular dividend to common stockholders in the amount of $0.40 per share. The regular dividend of $0.40 per share will be paid on October 16, 2025 to stockholders of record as of the close of business on September 30, 2025, payable in cash or shares of our common stock pursuant to our Dividend Reinvestment Plan, as amended.

From July 1, 2025 to August 6, 2025, our agent repurchased 138,014 shares of common stock at an average price of $15.51 per share for a total amount of $2.1 million. As of August 6, 2025, $96.6 million remains for repurchase under our initial stock repurchase plan.

On August 8, 2025, we amended our Corporate Credit Facility and increased the total commitment from $400 million to $475 million. There was no change to the interest rates or the maturity date. Amounts available for us to borrow under the Corporate Credit Facility are subject to compliance with a borrowing base that applies different advance rates to different types of assets that are pledged as collateral. These advance rates and customary concentration limits may vary depending on the asset coverage ratio.

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

As of June 30, 2025, we had investments in 114 portfolio companies with an aggregate fair value of approximately $2,175 million, and unfunded commitments to these portfolio companies of $251 million, and our portfolio consisted of 98.0% first lien senior secured loans, 0.8% subordinated debt and 1.2% equity investments.

As of June 30, 2025, we held investments in broadly syndicated loans in 16 portfolio companies with an aggregate principal amount of $180 million. Our investments in broadly syndicated loans were made in anticipation of the receipt of proceeds from our final capital call and our IPO which closed during the second quarter of 2024. We expect to rotate out of these investments over coming quarters to invest in private middle market loans consistent with our principal strategy. We have presented certain portfolio-related information below for our private middle market loans and broadly syndicated loans separately and on a combined basis for ease of reference.

As of June 30, 2025, 100% of our debt investments had floating interest rates. Our weighted average yields for debt investments were as follows:

●	private middle market loans at fair value and amortized cost weighted average yields were 10.7% and 10.8%, respectively

●	broadly syndicated loans at fair value and amortized cost weighted average yields were 6.9% and 6.9%, respectively; and

●	total debt investments at fair value and amortized cost weighted average yields were 10.4% and 10.4%, respectively

As of June 30, 2025, our portfolio was invested across 30 different industries (Global Industry Classification “GICS”, Level 3 – Industry). The largest industries in our portfolio as of June 30, 2025 were Trading Companies & Distributors, Commercial Services & Supplies, Health Care Providers & Services and Food Products, which represented, as a percentage of our portfolio of long-term investments, 15.5%, 10.8%, 9.5% and 9.0%, respectively, based on fair value. We are generalist investors and the mix of industries represented by our portfolio companies will vary over time.

As of June 30, 2025, our average position size based on commitment of private credit and equity investments (at the portfolio company level) was $23.3 million.

As of June 30, 2025, the weighted average and median last twelve months (“LTM”) EBITDA of our portfolio companies were as follows:

●	private middle market loans were $60.4 million and $33.7 million, respectively, based on fair value[1]

●	broadly syndicated loans were $2,357.4 million and $1,886.4 million, respectively, based on fair value; and

●	total investments were $258.6 million and $41.1 million, respectively, based on fair value[1]

As of June 30, 2025, the weighted average loan-to-enterprise-value (“LTEV”) of our debt investments at the time of our initial investment was as follows:

●	private middle market loans was 43.3%, based on par[1]

●	broadly syndicated loans was 36.3%, based on par

●	total investments was 42.7%, based on par[1] ; and

●	LTEV represents the total par value of our debt investment relative to our estimate of the enterprise value of the underlying borrower

As of June 30, 2025, we had five debt investments on non-accrual status, which represented 1.6% and 2.6% of total debt investments at fair value and cost, respectively.

As of June 30, 2025, our portfolio companies’ weighted average leverage ratios and weighted average interest coverage ratios (the calculations of which are based on the most recent quarter end or latest available information from the portfolio companies) were as follows:

●	private middle market loans were 4.4x and 2.3x, respectively, based on fair value[1,2]

●	broadly syndicated loans were 3.3x and 4.1x, respectively, based on fair value; and

●	total investments were 4.3x and 2.5x, respectively, based on fair value[1,2]

As of June 30, 2025, the percentage of our debt investments including at least one financial maintenance covenant was as follows:

●	private middle market loans was 100.0% based on fair value[3]

●	broadly syndicated loans was 0%, based on fair value; and

●	total investments was 91.2%, based on fair value[3]

[1]	Excludes investments on watch list, which represent 3.6% of the total fair value of debt investments as of June 30, 2025.

[2]	Excludes subordinated debt of BC CS 2, L.P. (Cuisine Solutions, Inc.) from the weighted average calculation.
[3]	Excludes opportunistic deals, which represent 1.7% of the total fair value of debt investments as of June 30, 2025.

Our investment activity for the three months ended June 30, 2025 and 2024 is presented below (information presented herein is at par value unless otherwise indicated).

	For the three months ended June 30,
	2025 ($ in millions)	2024 ($ in millions)

New investments:
Gross new investments commitments	$128.7	$171.8
Less: investment commitments sold down, exited or repaid(1)	(103.3)	(95.2)
Net investment commitments	$25.4	$76.6

Principal amount of investments funded(2):
Private credit investments	$128.5	$135.7
Broadly syndicated loans	-	30.0
Preferred equity investments	-	-
Common equity investments	0.2	0.5
Total principal amount of investments funded	$128.7	$166.2

Principal amount of investments sold / repaid (2):
Private credit investments	$(72.1)	$(40.5)
Broadly syndicated loans	(46.5)	(58.5)
Common equity investments	-	-
Total principal amount of investments sold or repaid	$(118.6)	$(99.0)

Number of new private credit investment commitments	12	18
Average new private credit investment commitment amount	$10.7	$7.8
Number of new broadly syndicated loan commitments	-	2
Average new broadly syndicated loan commitment amount	$-	$15.0
Weighted average maturity for new investment commitments(3)	5.1 years	4.6 years
Percentage of new debt investment commitments at floating rates	100.0%	100.0%
Percentage of new debt investment commitments at fixed rates	0.0%	0.0%
Weighted average interest rate of new private credit investment commitments(4)	9.7%	11.1%
Weighted average interest rate of new broadly syndicated loan commitments(4)	0.0%	7.8%
Weighted average interest rate on investments sold or paid down(5)	8.2%	9.7%

(1)	Does not include repayments on revolving loans, which may be redrawn.
(2)	Does not include restructured activity. For common equity investments, amount represents cost.
(3)	For undrawn delayed draw term loans, the maturity date used is that of the associated term loan.
(4)	Based on the rate in effect at June 30, 2025 per our Consolidated Schedule of Investments for new commitments entered into during the quarter.
(5)	Based on the underlying rate if still held at June 30, 2025. For those investments sold or paid down in full during the year, based on the rate in effect at the time of sale or paid down.

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

The table below sets forth our fair value of debt investments and number of portfolio companies, including percentage of each total, that are on watch list as of June 30, 2025 and December 31, 2024. This table excludes equity investments.

As of June 30, 2025				As of December 31, 2024
Fair Value ($ in millions)%		Number of Companies	%	Fair Value ($ in millions)%		Number of Companies	%
$78.2	3.6%	7	6.1%	$69.4	3.5%	5	4.5%

We use Global Industry Classification Standards (GICS), Level 3 – Industry, for classifying the industry groupings of our portfolio companies. The table below describes long-term investments by industry composition based on fair value as of June 30, 2025 and December 31, 2024.

	June 30, 2025	December 31, 2024

Trading companies & distributors	15.5%	15.1%
Commercial services & supplies	10.8%	11.7%
Health care providers & services	9.5%	8.4%
Food products	9.0%	10.0%
Containers & packaging	8.6%	7.5%
Machinery	5.1%	3.7%
Professional services	5.0%	4.7%
Personal care products	4.7%	3.7%
Leisure products	4.3%	3.2%
Aerospace & defense	3.1%	4.4%
Chemicals	3.0%	1.1%
Household products	2.5%	0.8%
Textiles, apparel & luxury goods	2.1%	2.1%
Automobile components	2.0%	3.6%
Building products	1.6%	2.3%
Health care equipment & supplies	1.6%	1.4%
IT services	1.6%	1.7%
Specialty retail	1.6%	2.1%
Pharmaceuticals	1.5%	1.8%
Diversified telecommunication services	1.4%	1.5%
Wireless telecommunication services	1.4%	1.5%
Hotels, restaurants & leisure	1.3%	1.4%
Insurance	1.0%	2.0%
Household durables	0.9%	1.0%
Biotechnology	0.6%	0.6%
Media	0.2%	0.8%
Diversified consumer services	0.1%	0.1%
Construction materials	-	0.7%
Semiconductors & semiconductor equipment	-	0.6%
Electrical equipment	-	0.5%
	100.0%	100.0%

Results of Operations

For the three and six months ended June 30, 2025 and 2024, our total investment income was derived from our portfolio of investments.

The following table represents the operating results for the three and six months ended June 30, 2025 and 2024.

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
	($ in millions)	($ in millions)	($ in millions)	($ in millions)
Total investment income	$57.3	$52.4	$112.5	$98.9
Less: Net expenses	(28.6)	(18.0)	(55.1)	(40.8)
Net investment income	28.7	34.4	57.4	58.1
Net realized gains (losses) on investments	(0.0)	(0.1)	0.6	(0.1)
Net change in unrealized gains (losses) on investments	(3.5)	(3.1)	(10.0)	0.9
Income tax (expense) benefit on unrealized appreciation/depreciation on investments	(0.3)	-	(0.9)	-
Net increase (decrease) in net assets resulting from operations	$24.9	$31.2	$47.1	$58.9

Investment Income

Investment income for the three and six months ended June 30, 2025 totaled $57.3 million and $112.5 million, respectively, and consisted primarily of interest income on our debt investments. Investment income for the three and six months ended June 30, 2024 totaled $52.4 million and $98.9 million, respectively, and consisted primarily of interest income on our debt investments. For the three and six months ended June 30, 2025, we had $2.1 million and $2.4 million, respectively, of PIK interest included in interest income. For the three and six months ended June 30, 2024 we had $0.4 million and $0.7 million, respectively, of PIK interest included in interest income. As of June 30, 2025, we had five debt investments on non-accrual status. As of June 30, 2024, we had two debt investment on non-accrual status.

Expenses

Operating expenses for the three and six months ended June 30, 2025 and 2024 were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
	($ in millions)	($ in millions)	($ in millions)	($ in millions)
Interest and debt financing expenses	$18.4	$13.2	$35.5	$28.9
Management fees	5.4	4.3	10.6	7.8
Incentive fees	4.4	4.1	8.9	6.8
Directors fees	0.2	0.1	0.3	0.3
Other operating expenses	1.0	0.9	1.9	1.6
Total expenses	29.4	22.6	57.2	45.4
Management fee waiver	(0.8)	(0.5)	(2.1)	(0.5)
Incentive fee waiver (Note 3)	-	(4.1)	-	(4.1)
Net expenses	$28.6	$18.0	$55.1	$40.8

Net Realized Gains (Losses) on Investments

During the three and six months ended June 30, 2025, we had realized losses of less than $0.1 million and realized gains of $0.6 million, respectively, on our investments. During the three and six months ended June 30, 2024, we had realized losses of $0.1 million, respectively, on our investments.

Net Unrealized Gains (Losses) on Investments

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the three and six months ended June 30, 2025 and 2024, net unrealized gains (losses) on our investment portfolio were comprised of the following:

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
	($ in millions)	($ in millions)	($ in millions)	($ in millions)
Unrealized gains on investments	$7.2	$5.3	$14.0	$9.9
Unrealized (losses) on investments	$(10.7)	$(8.4)	(24.0)	(9.0)
Net change in unrealized gains (losses) on investments	$(3.5)	$(3.1)	$(10.0)	$0.9

For the three and six months ended June 30, 2025, we had a deferred income tax expense of $0.3 million and $0.9 million, respectively, related to our net unrealized gain on our investments in KABDC Corp, LLC, a wholly owned subsidiary, that has elected to be treated as a corporation for U.S. tax purposes. In addition, our net deferred tax liability of $1.6 million is included in accrued expenses and other liabilities of our Consolidated Statement of Assets and Liabilities as of June 30, 2025.

For the three-month periods ended June 30, 2025 and 2024, the top five largest contributors to the change in unrealized gains and the top five largest contributors to the change in unrealized losses on investments, and the remaining unrealized gains and losses from other portfolio companies, are presented in the following tables.

For the three months ended
June 30, 2025
($ in millions)
Portfolio Company
Arborworks Acquisition, LLC	$0.9
Aegis Toxicology Sciences Corporation	0.6
Olibre Borrower LLC (Revelyst)	0.5
TL Atlas Merger Sub Corp. (Zep)	0.4
NMA Holdings, LLC (Neuromonitoring Associates)	0.3
Other portfolio companies unrealized gains	4.5
Other portfolio companies unrealized (losses)	(4.3)
Regiment Security Partners LLC	(0.6)
Basel U.S. Acquisition Co., Inc. (IAC)	(0.7)
Siegel Egg Co., LLC	(1.4)
Sundance Holdings Group, LLC	(1.8)
TG Parent Newco LLC (Trademark Global LLC)	(1.9)
Total Change in Unrealized Gain (Loss), net	$(3.5)

For the three months ended
June 30, 2024
($ in millions)
Portfolio Company
Energy Acquisition LP (Electrical Components International – ECI)	$0.5
Silk Holdings III Corp. (Suave)	0.5
Phoenix YW Buyer, Inc. (Elida Beauty)	0.3
The Robinette Company	0.3
CCFF Buyer, LLC (California Custom Fruits & Flavors, LLC)	0.2
Other portfolio companies unrealized gains	3.5
Other portfolio companies unrealized (losses)	(4.9)
United Safety & Survivability Corporation (USSC)	(0.4)
Engineered Fastener Company, LLC (EFC International)	(0.5)
Gulf Pacific Holdings, LLC	(0.6)
Siegel Egg Co., LLC	(0.8)
Trademark Global LLC	(1.2)
Total Change in Unrealized Gain (Loss), net	$(3.1)

For the six-month periods ended June 30, 2025 and 2024, the top five largest contributors to the change in unrealized gains and the top five largest contributors to the change in unrealized losses on investments, and the remaining unrealized gains and losses from other portfolio companies, are presented in the following tables.

For the six months ended
June 30, 2025
($ in millions)
Portfolio Company
Arborworks Acquisition, LLC	$2.6
Olibre Borrower LLC (Revelyst)	1.1
Lakewood Acquisition Corporation (R&B Wholesale)	1.1
Monza Purchaser, LLC (Smyth)	0.8
CREO Group Inc. (HMS Manufacturing)	0.8
Other portfolio companies unrealized gains	7.6
Other portfolio companies unrealized (losses)	(9.8)
Centerline Communications, LLC	(0.8)
Vehicle Accessories, Inc.	(0.9)
TG Parent Newco LLC (Trademark Global LLC)	(1.9)
Siegel Egg Co., LLC	(3.4)
Sundance Holdings Group, LLC	(7.2)
Total Change in Unrealized Gain (Loss), net	$(10.0)

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

We finance our investments with leverage in the form of borrowings under credit facilities and issuances of senior unsecured notes. We also intend to further borrow under credit facilities and/or issue senior unsecured notes in the future in order to finance our investments. In accordance with the 1940 Act, we are required to meet a coverage ratio of total assets (less total liabilities other than indebtedness) to total borrowings and other senior securities (and any preferred stock that we may issue in the future) of at least 150%. If this ratio declines below 150%, we cannot incur additional leverage and could be required to sell a portion of our investments to repay some leverage when it is disadvantageous to do so. As of June 30, 2025 and December 31, 2024, our asset coverage ratios were 210% and 238%, respectively. We currently intend to target asset coverage of 200% to 180% (which equates to a debt-to-equity ratio of 1.0x to 1.25x) but may alter this target based on market conditions.

Over the next twelve months, we expect that cash and cash equivalents, taken together with our available capacity under our credit facilities, will be sufficient to conduct anticipated investment activities. Beyond twelve months, we expect that our cash and liquidity needs will continue to be met by cash generated from our ongoing operations as well as financing activities.

As of June 30, 2025, we had $75 million Notes outstanding, $979 million borrowed under our credit facilities and cash and cash equivalents of $44.4 million (including investments in money market funds). As of that date, we had $346 million of undrawn commitments available on our credit facilities (subject to borrowing base restrictions and other conditions). As of August 6, 2025, we had $75 million Notes outstanding, $1,029 million borrowed under our credit facilities and cash and cash equivalents of $21.6 million (including investments in money market funds).

Senior Unsecured Notes

As of June 30, 2025, we have $75 million of senior unsecured notes outstanding, with $25 million of 8.65% Series A Notes due June 2027 (the “Series A Notes”) and $50 million of 8.74% Series B Notes due June 2028 (the “Series B Notes”, and collectively with the Series A Notes, the “Notes”).

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

Contractual Obligations

A summary of our significant contractual principal payment obligations related to the repayment of our outstanding indebtedness at June 30, 2025 is as follows:

	Payments Due by Period ($ in millions)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Senior Unsecured Notes	$75.0	$-	$75.0	$-	$-
Corporate Credit Facility	224.0	-	-	224.0	-
Revolving Funding Facility	574.0	-	-	574.0	-
Revolving Funding Facility II	181.0	-	-	181.0	-
Total contractual obligations	$1,054.0	$-	$75.0	$979.0	$-

Off-Balance Sheet Arrangements

As of June 30, 2025 and December 31, 2024, we had an aggregate $250.8 million and $186.3 million, respectively, of unfunded commitments, including $162.2 million and $126.7 million, respectively, of unfunded commitments on revolvers, to provide debt financing to our portfolio companies. Such commitments are generally subject to the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in our financial statements. Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not have any other off-balance sheet financings or liabilities.

Critical Accounting Estimates

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies, including those relating to the valuation of our investment portfolio, are described below. The critical accounting policies should be read in conjunction with our risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and in this Quarterly Report. See Note 2 to our consolidated financial statements for the six months ended June 30, 2025, for more information on our critical accounting policies.

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

Assuming that the consolidated statement of assets and liabilities as of June 30, 2025 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact ($ in millions) of hypothetical base rate changes in interest rate (considering interest rate floors for floating rate instruments). We do not include investments on non-accrual status and classified as non-income producing as of June 30, 2025 in this calculation.

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 200 basis points	$(42.4)	$(19.6)	$(22.8)
Down 100 basis points	$(21.2)	$(9.8)	$(11.4)
Up 100 basis points	$21.2	$9.8	$11.4
Up 200 basis points	$42.4	$19.6	$22.8

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2025 (the end of the period covered by this report), we, including our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Co-Chief Executive Officers and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic United States Securities and Exchange Commission (the “SEC”) filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

During the six months ended June 30, 2025, the Company repurchased 585,671 shares under the Company’s 10b5-1 Plan for a total of $9,153.

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this Report.

Exhibit Index
3.1	Certificate of Formation (3)
3.2	Initial Limited Liability Company Agreement (1)
3.3	Certificate of Conversion (2)
3.4	Certificate of Incorporation (2)
3.5	Amended and Restated Bylaws (5)
4.1	Description of Securities (3)
10.1	Amended and Restated Investment Advisory Agreement (12)
10.2	Fee Waiver Agreement (12)
10.3	Administration Agreement (1)
10.4	License Agreement (1)
10.5	Indemnification Agreement (1)
10.6	Custody Agreement (1)
10.7	Subscription Agreement (1)
10.8	Credit Agreement, dated February 5, 2021, by and between Kayne Anderson BDC, Inc., as borrower, lenders signatories thereto, and agent and the lead arranger (2)
10.9	Second Amendment to Credit Agreement, dated December 3, 2021, by and between Kayne Anderson BDC, Inc., as borrower, lender signatories thereto, and agent and lead arranger (5)
10.10	Third Amendment to the Credit Agreement, dated December 30, 2022, by and between Kayne Anderson BDC, Inc., as borrower, lenders, and City National Bank as administrative agent for the lenders (7)
10.11	Fourth Amendment to the Credit Agreement, dated December 31, 2023, by and between Kayne Anderson BDC, Inc., as borrower, lenders, and City National Bank as administrative agent for the lenders (10)
10.12	Senior Secured Revolving Credit Agreement (4)
10.13	Second Amendment to the Senior Secured Revolving Credit Agreement (13)
10.14	Third Amendment to the Senior Secured Revolving Credit Agreement (*)
10.15	Loan and Security Agreement (4)
10.16	First Amendment to Loan and Security Agreement, dated November 17, 2022, by and between KA Credit Advisors, LLC, as collateral manager, Kayne Anderson BDC Financing, LLC, as borrower, certain lenders thereto, administrative agent for the lenders, and collateral agent for the lenders (6)
10.17	Second Amendment to Loan and Security Agreement, dated June 29, 2023, by and between KA Credit Advisors, LLC, as collateral manager, Kayne Anderson BDC Financing, LLC, as borrower, certain lenders thereto, administrative agent for the lenders, and collateral agent for the lenders (8)
10.18	Third Amendment to Loan and Security Agreement, dated April 3, 2024, by and between KA Credit Advisors, LLC, as collateral manager, Kayne Anderson BDC Financing, LLC, as borrower, certain lenders thereto, administrative agent for the lenders, and collateral agent for the lenders (11)
10.19	Fourth Amendment to Loan and Security Agreement, dated December 13, 2024, by and between KA Credit Advisors, LLC, as collateral manager, Kayne Anderson BDC Financing, LLC, as borrower, certain lenders thereto, administrative agent for the lenders, and collateral agent for the lenders (16)
10.20	Fifth Amendment to Loan and Security Agreement, dated February 13, 2025, by and between KA Credit Advisors, LLC, as collateral manager, Kayne Anderson BDC Financing, LLC, as borrower, certain lenders thereto, administrative agent for the lenders, and collateral agent for the lenders (15)
10.21	Loan and Security Agreement, dated December 22, 2023, by and between KA Credit Advisors, LLC, as portfolio manager, Kayne Anderson BDC Financing II, LLC, as borrower, certain lenders thereto, collateral administrator for the lenders, collateral agent for the lenders, securities intermediary party, and administrative agent for the lenders (9)
10.22	Amendment No. 2 to Loan and Security Agreement, dated December 22, 2023, by and between KA Credit Advisors, LLC, as portfolio manager, Kayne Anderson BDC Financing II, LLC, as borrower, certain lenders thereto, collateral administrator for the lenders, collateral agent for the lenders, securities intermediary party, and administrative agent for the lenders (14)
10.23	Notes Purchase Agreement, dated June 29, 2023, by and among the Company and the Purchasers party thereto (8)
21.1*	Subsidiaries of Kayne Anderson BDC, Inc.
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

(1)	Incorporated by reference from the Company’s Amendment No. 2 to Form 10, as filed with the Securities and Exchange Commission on November 9, 2020.

(2)	Incorporated by reference from the Company’s Form 8-K, as filed with the Securities and Exchange Commission on February 9, 2021.

(3)	Incorporated by reference from the Company’s Form 10-K, as filed with the Securities and Exchange Commission on March 10, 2023.

(4)	Incorporated by reference from the Company’s Form 8-K, as filed with the Securities and Exchange Commission on February 25, 2022.

(5)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, as filed with the Securities and Exchange Commission on August 15, 2022.

(6)	Incorporated by reference from the Company’s Form 8-K, as filed with the Securities and Exchange Commission on November 22, 2022.

(7)	Incorporated by reference from the Company’s Form 8-K, as filed with the Securities and Exchange Commission on January 6, 2023.

(8)	Incorporated by reference from the Company’s Form 8-K, as filed with the Securities and Exchange Commission on July 5, 2023.

(9)	Incorporated by reference from the Company’s Form 8-K, as filed with the Securities and Exchange Commission on December 29, 2023.

(10)	Incorporated by reference from the Company’s Form 8-K, as filed with the Securities and Exchange Commission on January 5, 2024.

(11)	Incorporated by reference from the Company’s Form 8-K, as filed with the Securities and Exchange Commission on April 8, 2024.

(12)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, as filed with the Securities and Exchange Commission on August 13, 2024.

(13)	Incorporated by reference from the Company’s Form 8-K, as filed with the Securities and Exchange Commission on November 26, 2024.

(14)	Incorporated by reference from the Company’s Form 8-K, as filed with the Securities and Exchange Commission on February 10, 2025.

(15)	Incorporated by reference from the Company’s Form 8-K, as filed with the Securities and Exchange Commission on February 18, 2025.

(16)	Incorporated by reference from the Company’s Form 10-K, as filed with the Securities and Exchange Commission on March 3, 2025.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kayne Anderson BDC, Inc.

Date: August 11, 2025		/s/ Douglas L. Goodwillie
	Name:	Douglas L. Goodwillie
	Title:	Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: August 11, 2025		/s/ Kenneth B. Leonard
	Name:	Kenneth B. Leonard
	Title:	Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: August 11, 2025		/s/ Terry A. Hart
	Name:	Terry A. Hart
	Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)