Form 10-Q
period 2025-09-30
Kayne Anderson BDC, Inc.
filed 2025-11-10
CIK 1747172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 5, 2025, the registrant had 68,395,751 shares of common stock, $0.001 par value per share, issued and outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Kayne Anderson BDC, Inc.

Consolidated Statements of Assets and Liabilities

(amounts in 000’s, except share and per share amounts)

	September 30, 2025 (Unaudited)	December 31, 2024
Assets:
Investments, at fair value:
Non-controlled, non-affiliated investments (amortized cost of $2,134,139 and $1,956,617)	$2,146,829	$1,982,947
Non-controlled, affiliated investments (amortized cost of $113,426 and $15,438, respectively)	108,684	12,196
Investments in money market funds (amortized cost of $29,765 and $48,683)	29,765	48,683
Cash	16,360	22,375
Receivable for sales of investments	14,150	-
Receivable for principal payments on investments	334	540
Interest receivable	21,500	14,965
Prepaid expenses and other assets	346	958
Total Assets	$2,337,968	$2,082,664

Liabilities:
Corporate Credit Facility (Note 6)	$301,000	$250,000
Unamortized Corporate Credit Facility issuance costs	(3,636)	(3,235)
Revolving Funding Facility (Note 6)	570,000	420,000
Unamortized Revolving Funding Facility issuance costs	(5,228)	(4,746)
Revolving Funding Facility II (Note 6)	207,000	113,000
Unamortized Revolving Funding Facility II issuance costs	(2,233)	(1,251)
Notes (Note 6)	75,000	75,000
Unamortized notes issuance costs	(639)	(643)
Shares repurchased payable (Note 7)	706	-
Distributions payable	27,927	28,424
Management fee payable (Note 3)	5,583	3,712
Incentive fee payable (Note 3)	4,419	-
Accrued expenses and other liabilities	17,973	15,236
Accrued excise tax expense	-	825
Total Liabilities	$1,197,872	$896,322

Commitments and contingencies (Note 8)

Net Assets:
Common Shares, $0.001 par value; 100,000,000 shares authorized; 69,764,799 and 71,059,689 as of September 30, 2025 and December 31, 2024, respectively, issued and outstanding	$70	$71
Additional paid-in capital	1,133,350	1,152,396
Total distributable earnings (deficit)	6,676	33,875
Total Net Assets	$1,140,096	$1,186,342
Total Liabilities and Net Assets	$2,337,968	$2,082,664
Net Asset Value Per Common Share	$16.34	$16.70

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Statements of Operations

(amounts in 000’s, except share and per share amounts)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Income:
Investment income from investments:
Interest income from non-controlled, non-affiliated investments	$58,898	$57,541	$171,032	$155,015
Interest income from non-controlled, affiliated investments	2,063	-	2,063	754
Dividend income	412	278	821	997
Total Investment Income	61,373	57,819	173,916	156,766

Expenses:
Management fees	5,583	4,764	16,126	12,537
Incentive fees	4,419	5,605	13,361	12,345
Interest expense	20,207	16,069	55,716	44,964
Professional fees	369	403	1,082	1,042
Directors fees	158	158	474	463
Excise tax expense (benefit)	-	-	(43)	-
Other general and administrative expenses	591	563	1,775	1,542
Total Expenses	31,327	27,562	88,491	72,893
Less: Management fee waiver (Note 3)	-	(1,191)	(2,071)	(1,662)
Less: Incentive fee waiver (Note 3)	-	(5,605)	-	(9,714)
Net expenses	31,327	20,766	86,420	61,517
Net Investment Income (Loss)	30,046	37,053	87,496	95,249

Realized and unrealized gains (losses) on investments
Net realized gains (losses):
Non-controlled, non-affiliated investments	(22)	-	534	(138)
Total net realized gains (losses)	(22)	-	534	(138)
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	(5,407)	1,031	(13,464)	3,323
Non-controlled, affiliated investments	424	(528)	(1,501)	(1,943)
Total net change in unrealized gains (losses)	(4,983)	503	(14,965)	1,380
Total realized and unrealized gains (losses)	(5,005)	503	(14,431)	1,242
Income tax (expense) benefit on unrealized appreciation/depreciation on investments	(428)	-	(1,327)	-
Net Increase in Net Assets Resulting from Operations	$24,613	$37,556	$71,738	$96,491

Per Common Share Data:
Basic and diluted net investment income per common share	$0.43	$0.52	$1.23	$1.55
Basic and diluted net increase in net assets resulting from operations	$0.35	$0.53	$1.01	$1.57
Weighted Average Common Shares Outstanding - Basic and Diluted	70,430,331	71,083,885	70,852,621	61,321,163

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Statements of Changes in Net Assets

(amounts in 000’s)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$30,046	$37,053	$87,496	$95,249
Net realized gains (losses) on investments	(22)	-	534	(138)
Net change in unrealized gains (losses) on investments, net of tax	(4,983)	503	(14,965)	1,380
Income tax (expense) benefit on unrealized appreciation/depreciation on investments	(428)	-	(1,327)	-
Net Increase in Net Assets Resulting from Operations	24,613	37,556	71,738	96,491

Decrease in Net Assets Resulting from Stockholder Dividends
Dividends to stockholders	(27,927)	(28,420)	(98,937)	(76,382)
Net Decrease in Net Assets Resulting from Stockholder Dividends	(27,927)	(28,420)	(98,937)	(76,382)

Increase (Decrease) in Net Assets Resulting from Capital Share Transactions
Issuance of common shares	-	-	-	480,997
Common stock purchased under the share repurchase program	(13,921)	(1,107)	(23,074)	(1,107)
Reinvestment of dividends	-	-	4,027	3,150
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	(13,921)	(1,107)	(19,047)	483,040
Total Increase (Decrease) in Net Assets	(17,235)	8,029	(46,246)	503,149
Net Assets, Beginning of Period	1,157,331	1,178,176	1,186,342	683,056
Net Assets, End of Period	$1,140,096	$1,186,205	$1,140,096	$1,186,205

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Statements of Cash Flows

(amounts in 000’s)

(Unaudited)

	For the nine months ended September 30,
	2025	2024

Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$71,738	$96,491
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized (gains)/losses on investments	(534)	138
Net change in unrealized (gains)/losses on investments	14,965	(1,380)
Net accretion of discount on investments	(10,687)	(8,571)
Sales (purchases) of investments in money market funds, net	18,918	(9,868)
Purchases of portfolio investments	(678,741)	(784,316)
Proceeds from sales of investments and principal repayments	419,093	216,307
Paid-in-kind interest from portfolio investments	(4,515)	(2,119)
Amortization of deferred financing cost	2,835	2,771
Increase/(decrease) in operating assets and liabilities:
(Increase)/decrease in receivable for sales of investments	(14,150)	-
(Increase)/decrease in interest and dividends receivable	(6,662)	(9,517)
(Increase)/decrease in receivable for principal payments on investments	206	(397)
Increase/(decrease) in accrued excise tax expense	(825)	(101)
(Increase)/decrease in prepaid expenses and other assets	788	158
Increase/(decrease) in payable for investments purchased	-	17,397
Increase/(decrease) in management fees payable	1,871	577
Increase/(decrease) in incentive fee payable	4,419	(14,195)
Increase/(decrease) in accrued expenses and other liabilities	2,737	1,202
Net cash used in operating activities	(178,544)	(495,423)
Cash Flows from Financing Activities:
Borrowings/(payments) on Corporate Credit Facility, net	51,000	(13,000)
Borrowings on Revolving Funding Facility, net	150,000	103,000
Borrowings on Revolving Funding Facility II, net	94,000	13,000
Borrowings/(payments) on Subscription Credit Agreement, net	-	(10,750)
Payments of debt issuance costs	(4,696)	(4,851)
Payable for shares repurchased	706	10
Dividends paid in cash	(95,407)	(66,862)
Proceeds from issuance of common shares	-	480,997
Repurchase of common shares	(23,074)	(1,107)
Net cash provided by financing activities	172,529	500,437
Net increase (decrease) in cash	(6,015)	5,014
Cash, beginning of period	22,375	34,069
Cash, end of period	$16,360	$39,083

Supplemental and Non-Cash Information:
Interest paid during the period	$51,497	$40,891
Non-cash financing activities not included herein consisted of reinvestment of dividends	$4,027	$3,150

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of September 30, 2025

(amounts in 000’s, except number of shares, units)

(Unaudited)

Portfolio Company	Footnotes(1)(2)	Investment(3)	Interest Rate	Spread(4)	PIK Rate	Reference(5)	Maturity Date	Principal/ Par	Amortized Cost(6)	Fair Value	Percentage of Net Assets
Debt and Equity Investments
Aerospace & defense
Fastener Distribution Holdings, LLC		First lien senior secured loan	8.75%	4.75%	-	SOFR(M)	11/4/2031	19,916	19,769	20,115	1.8%
		First lien senior secured delayed draw loan	8.75%	4.75%	-	SOFR(Q)	11/4/2031	2,892	2,862	2,921	0.3%
TransDigm Inc	(7)	First lien senior secured loan	6.50%	2.50%	-	SOFR(Q)	2/28/2031	6,942	6,972	6,937	0.6%
Vitesse Systems Parent, LLC		First lien senior secured loan	11.26%	7.26%	-	SOFR(M)	12/22/2028	30,662	30,117	30,508	2.7%
		First lien senior secured revolving loan	11.29%	7.26%	-	SOFR(Q)	12/22/2028	6,239	6,120	6,208	0.5%
								66,651	65,840	66,689	5.9%
Automobile components
Clarios Global LP	(7)(8)	First lien senior secured loan	6.66%	2.50%	-	SOFR(M)	5/6/2030	4,997	5,015	4,992	0.4%
Speedstar Holding LLC		First lien senior secured loan	10.29%	6.00%	-	SOFR(Q)	7/22/2027	6,054	6,010	6,024	0.5%
		First lien senior secured delayed draw loan	10.29%	6.00%	-	SOFR(Q)	7/22/2027	661	653	658	0.1%
WAM CR Acquisition, Inc. (Wolverine)		First lien senior secured loan	10.41%	6.25%	-	SOFR(M)	7/23/2029	26,628	26,194	26,894	2.4%
								38,340	37,872	38,568	3.4%
Biotechnology
Alcami Corporation		First lien senior secured delayed draw loan	11.24%	7.10%	-	SOFR(M)	12/21/2028	840	811	840	0.1%
		First lien senior secured revolving loan	11.24%	7.10%	-	SOFR(M)	12/21/2028	-	-	-	0.0%
		First lien senior secured loan	11.35%	7.15%	-	SOFR(Q)	12/21/2028	11,413	11,174	11,412	1.0%
								12,253	11,985	12,252	1.1%
Building products
Ruff Roofers Buyer, LLC		First lien senior secured loan	9.31%	5.00%	-	SOFR(Q)	11/19/2029	7,061	6,780	7,061	0.6%
		First lien senior secured loan	9.00%	5.00%	-	SOFR(M)	11/19/2029	2,646	2,617	2,646	0.3%
		First lien senior secured revolving loan	9.00%	5.00%	-	SOFR(M)	11/19/2029	-	-	-	0.0%
		First lien senior secured delayed draw loan	9.00%	5.00%	-	SOFR(M)	11/19/2029	-	-	-	0.0%
		First lien senior secured delayed draw loan	9.31%	5.00%	-	SOFR(Q)	11/19/2029	5,277	5,246	5,277	0.5%
		First lien senior secured delayed draw loan	9.00%	5.00%	-	SOFR(Q)	11/19/2029	2,648	2,648	2,648	0.2%
US Anchors Group, Inc. (Mechanical Plastics Corp.)		First lien senior secured loan	9.00%	5.00%	-	SOFR(Q)	7/15/2029	17,064	16,767	17,064	1.5%
		First lien senior secured revolving loan	9.16%	5.00%	-	SOFR(M)	7/15/2029	370	317	370	0.0%
								35,066	34,375	35,066	3.1%
Chemicals
Fralock Buyer LLC		First lien senior secured loan	10.00%	6.00%	-	SOFR(Q)	9/30/2026	12,946	12,797	12,945	1.1%
		First lien senior secured loan	10.00%	6.00%	-	SOFR(Q)	9/30/2026	4,455	4,432	4,454	0.4%
		First lien senior secured revolving loan	10.00%	6.00%	-	SOFR(Q)	9/30/2026	3,338	3,336	3,338	0.3%
TL Atlas Merger Sub Corp. (Zep)		First lien senior secured loan	9.00%	5.00%	-	SOFR(Q)	6/30/2031	33,689	33,369	33,689	3.0%
		First lien senior secured revolving loan	9.00%	5.00%	-	SOFR(Q)	6/30/2031	766	720	766	0.1%
								55,194	54,654	55,192	4.9%

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of September 30, 2025

(amounts in 000’s, except number of shares, units)

(Unaudited)

Portfolio Company	Footnotes(1)(2)	Investment(3)	Interest Rate	Spread(4)	PIK Rate	Reference(5)	Maturity Date	Principal/ Par	Amortized Cost(6)	Fair Value	Percentage of Net Assets
Commercial services & supplies
Advanced Environmental Monitoring Intermediate, Inc.	(9)	First lien senior secured loan	10.35%	6.15%	-	SOFR(Q)	12/31/2028	3,651	3,607	3,651	0.3%
		First lien senior secured loan	10.37%	6.15%	-	SOFR(Q)	12/31/2028	12,559	12,374	12,559	1.1%
		First lien senior secured loan	10.15%	6.15%	-	SOFR(Q)	12/31/2028	7,372	7,338	7,372	0.6%
		First lien senior secured loan	10.15%	6.15%	-	SOFR(Q)	12/31/2028	2,787	2,723	2,787	0.2%
AeriTek Global Holdings LLC		First lien senior secured loan	10.70%	6.50%	-	SOFR(Q)	8/27/2030	10,052	9,905	10,052	0.9%
		First lien senior secured revolving loan	10.70%	6.50%	-	SOFR(Q)	8/27/2030	360	344	360	0.0%
Allentown, LLC		First lien senior secured loan	11.35%	6.15%	1.00%	SOFR(Q)	4/22/2027	7,580	7,506	7,371	0.7%
		First lien senior secured delayed draw loan	11.35%	6.15%	1.00%	SOFR(Q)	4/22/2027	1,369	1,353	1,332	0.1%
		First lien senior secured revolving loan	13.25%	5.00%	1.00%	PRIME	4/22/2027	103	97	101	0.0%
American Equipment Holdings LLC		First lien senior secured loan	10.62%	6.43%	-	SOFR(S)	11/5/2026	15,933	15,844	15,933	1.4%
		First lien senior secured loan	10.62%	6.43%	-	SOFR(S)	11/5/2026	1,706	1,699	1,706	0.2%
		First lien senior secured loan	10.49%	6.43%	-	SOFR(S)	11/5/2026	2,048	2,035	2,048	0.2%
		First lien senior secured loan	10.63%	6.43%	-	SOFR(S)	11/5/2026	556	556	556	0.1%
		First lien senior secured loan	10.47%	6.43%	-	SOFR(S)	11/5/2026	633	624	633	0.1%
		First lien senior secured loan	10.44%	6.43%	-	SOFR(S)	11/5/2026	2,606	2,582	2,606	0.2%
		First lien senior secured delayed draw loan	10.62%	6.43%	-	SOFR(S)	11/5/2026	6,128	6,089	6,128	0.5%
		First lien senior secured delayed draw loan	10.49%	6.43%	-	SOFR(S)	11/5/2026	4,881	4,856	4,881	0.4%
		First lien senior secured revolving loan	10.62%	6.43%	-	SOFR(S)	11/5/2026	2,831	2,785	2,831	0.2%
Arborworks Acquisition, LLC	(10)(11)	First lien senior secured loan	-	-	-	-	11/6/2028	4,688	4,688	4,688	0.4%
		First lien senior secured revolving loan	-	-	-	-	11/6/2028	1,358	1,358	1,358	0.1%
Bloomington Holdco, LLC (BW Fusion)		First lien senior secured loan	9.57%	5.25%	-	SOFR(Q)	5/1/2030	21,088	20,719	21,088	1.8%
		First lien senior secured revolving loan	9.25%	5.25%	-	SOFR(Q)	5/1/2030	3,612	3,444	3,612	0.3%
BLP Buyer, Inc. (Bishop Lifting Products)		First lien senior secured loan	10.41%	6.25%	-	SOFR(M)	12/22/2029	25,773	25,405	25,773	2.3%
		First lien senior secured loan	10.41%	6.25%	-	SOFR(M)	12/22/2029	1,211	1,191	1,211	0.1%
		First lien senior secured loan	10.29%	6.25%	-	SOFR(S)	12/22/2029	506	499	506	0.0%
		First lien senior secured loan	10.41%	6.25%	-	SOFR(M)	12/22/2029	563	554	563	0.1%
		First lien senior secured delayed draw loan	10.41%	6.25%	-	SOFR(M)	12/22/2029	3,154	3,107	3,154	0.3%
		First lien senior secured revolving loan	10.41%	6.25%	-	SOFR(M)	12/22/2029	1,864	1,809	1,864	0.2%
Connect America.Com, LLC	(9)	First lien senior secured loan	9.75%	5.75%	-	SOFR(Q)	10/11/2029	25,574	25,250	25,062	2.2%
Diverzify Intermediate LLC		First lien senior secured delayed draw loan	10.07%	6.01%	-	SOFR(Q)	5/11/2027	-	-	-	0.0%
		First lien senior secured loan	10.07%	6.01%	-	SOFR(Q)	5/11/2027	5,987	5,907	5,853	0.5%
Gusmer Enterprises, Inc.		First lien senior secured loan	10.28%	6.11%	-	SOFR(M)	5/7/2027	3,030	3,010	3,030	0.3%
		First lien senior secured delayed draw loan	10.28%	6.11%	-	SOFR(M)	5/7/2027	3,967	3,940	3,967	0.4%
		First lien senior secured delayed draw loan	10.28%	6.11%	-	SOFR(M)	5/7/2027	1,109	1,101	1,109	0.1%
		First lien senior secured revolving loan	10.27%	6.11%	-	SOFR(M)	5/7/2027	420	397	420	0.0%
Superior Intermediate LLC (Landmark Structures)		First lien senior secured loan	9.66%	5.50%	-	SOFR(M)	12/18/2029	17,365	16,953	17,539	1.5%
		First lien senior secured delayed draw loan	9.66%	5.50%	-	SOFR(M)	12/18/2029	-	-	-	0.0%
		First lien senior secured revolving loan	9.66%	5.50%	-	SOFR(M)	12/18/2029	-	-	-	0.0%
PMFC Holding, LLC		First lien senior secured loan	12.15%	8.15%	-	SOFR(Q)	7/31/2026	5,460	5,428	5,460	0.5%
		First lien senior secured delayed draw loan	12.46%	8.15%	-	SOFR(Q)	7/31/2026	2,738	2,737	2,738	0.3%
		First lien senior secured revolving loan	12.46%	8.15%	-	SOFR(Q)	7/31/2026	-	-	-	0.0%
Regiment Security Partners LLC		First lien senior secured loan	14.15%	10.15%	-	SOFR(Q)	9/15/2026	6,360	6,318	6,074	0.5%
		First lien senior secured loan	16.00%	8.75%	-	PRIME	9/15/2026	3,305	3,305	3,156	0.3%
		First lien senior secured delayed draw loan	14.15%	10.15%	-	SOFR(Q)	9/15/2026	2,602	2,588	2,485	0.2%
		First lien senior secured revolving loan	14.15%	10.15%	-	SOFR(Q)	9/15/2026	780	773	745	0.1%
Tempo Acquisition, LLC	(7)	First lien senior secured loan	5.91%	1.75%	-	SOFR(M)	8/31/2028	8,124	8,146	7,932	0.7%
Tapco Buyer LLC		First lien senior secured loan	8.91%	4.75%	-	SOFR(M)	11/15/2030	10,471	10,335	10,471	0.9%
		First lien senior secured loan	8.95%	4.75%	-	SOFR(Q)	11/15/2030	2,928	2,892	2,928	0.3%
		First lien senior secured delayed draw loan	8.95%	4.75%	-	SOFR(Q)	11/15/2030	7,239	7,059	7,239	0.6%
		First lien senior secured revolving loan	8.95%	4.75%	-	SOFR(Q)	11/15/2030	-	-	-	0.0%
								254,431	251,230	252,932	22.2%

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of September 30, 2025

(amounts in 000’s, except number of shares, units)

(Unaudited)

Portfolio Company	Footnotes(1)(2)	Investment(3)	Interest Rate	Spread(4)	PIK Rate	Reference(5)	Maturity Date	Principal/ Par	Amortized Cost(6)	Fair Value	Percentage of Net Assets
Containers & packaging
Carton Packaging Buyer, Inc. (Century Box)		First lien senior secured loan	10.56%	6.25%	-	SOFR(Q)	10/30/2028	23,836	23,432	23,836	2.1%
		First lien senior secured loan	10.45%	6.25%	-	SOFR(Q)	10/30/2028	11,935	11,657	11,935	1.1%
		First lien senior secured revolving loan	10.45%	6.25%	-	SOFR(Q)	10/30/2028	-	-	-	0.0%
Drew Foam Companies Inc.		First lien senior secured loan	10.15%	6.15%	-	SOFR(Q)	12/5/2026	6,923	6,836	6,923	0.6%
		First lien senior secured loan	10.47%	6.15%	-	SOFR(Q)	12/5/2026	19,677	19,583	19,677	1.7%
FCA, LLC		First lien senior secured loan	9.21%	5.00%	-	SOFR(S)	7/18/2028	18,673	18,525	18,673	1.6%
		First lien senior secured loan	9.91%	5.75%	-	SOFR(M)	7/18/2028	1,698	1,674	1,715	0.2%
		First lien senior secured revolving loan	9.91%	5.75%	-	SOFR(M)	7/18/2028	-	-	-	0.0%
M2S Group Intermediate Holdings, Inc.		First lien senior secured loan	9.06%	4.75%	-	SOFR(M)	8/25/2031	37,471	35,143	36,347	3.2%
Monza Purchaser, LLC (Smyth)		First lien senior secured loan	9.79%	5.50%	-	SOFR(S)	2/28/2030	26,426	25,956	26,426	2.3%
		First lien senior secured revolving loan	9.66%	5.50%	-	SOFR(M)	2/28/2030	1,234	1,087	1,234	0.1%
		First lien senior secured delayed draw loan	9.73%	5.50%	-	SOFR(Q)	2/28/2030	5,284	5,186	5,284	0.5%
The Robinette Company		First lien senior secured loan	10.20%	6.00%	-	SOFR(Q)	5/10/2029	10,149	9,992	10,251	0.9%
		First lien senior secured revolving loan	10.20%	6.00%	-	SOFR(Q)	5/10/2029	2,414	2,348	2,438	0.2%
		First lien senior secured delayed draw loan	10.20%	6.00%	-	SOFR(Q)	5/10/2029	-	-	-	0.0%
WCHG Buyer, Inc. (Handgards)		First lien senior secured loan	9.00%	5.00%	-	SOFR(Q)	4/10/2031	37,457	37,087	37,738	3.3%
								203,177	198,506	202,477	17.8%

Diversified telecommunication services
Network Connex (f/k/a NTI Connect, LLC)		First lien senior secured loan	8.90%	4.90%	-	SOFR(Q)	7/31/2027	3,552	3,541	3,552	0.3%
Virgin Media Bristor LLC	(7)	First lien senior secured loan	7.59%	3.28%	-	SOFR(Q)	3/31/2031	7,250	7,179	7,142	0.6%
								10,802	10,720	10,694	0.9%
Financial services
SGCP Intermediate, Inc. (SG Credit)	(12)(13)	First lien senior secured loan	11.00%	11.00%	-	FIXED	7/15/2030	80,000	78,496	80,000	7.0%
		First lien senior secured delayed draw loan	11.00%	11.00%	-	FIXED	7/15/2030	8,000	7,575	8,000	0.7%
								88,000	86,071	88,000	7.7%
Food products
BC CS 2, L.P. (Cuisine Solutions, Inc.)	(8)(13)	-	10.31%	6.10%	-	SOFR(S)	7/8/2028	14,793	14,585	14,793	1.3%
BR PJK Produce, LLC (Keany)		First lien senior secured loan	10.69%	6.40%	-	SOFR(Q)	11/14/2027	29,116	28,771	29,158	2.6%
		First lien senior secured loan	10.69%	6.40%	-	SOFR(Q)	11/14/2027	4,305	4,240	4,311	0.4%
		First lien senior secured delayed draw loan	10.69%	6.40%	-	SOFR(Q)	11/14/2027	4,332	4,255	4,338	0.4%
		First lien senior secured delayed draw loan	10.69%	6.40%	-	SOFR(Q)	11/14/2027	1,408	1,390	1,410	0.1%
CCFF Buyer, LLC (California Custom Fruits & Flavors, LLC)		First lien senior secured loan	9.08%	5.00%	-	SOFR(S)	2/26/2030	13,791	13,521	13,929	1.2%
		First lien senior secured delayed draw loan	9.06%	5.00%	-	SOFR(S)	2/26/2030	7,867	7,710	7,945	0.7%
		First lien senior secured revolving loan	9.06%	5.00%	-	SOFR(S)	2/26/2030	-	-	-	0.0%
City Line Distributors LLC		First lien senior secured loan	10.57%	6.26%	-	SOFR(Q)	8/31/2028	8,739	8,598	8,739	0.8%
		First lien senior secured delayed draw loan	10.48%	6.26%	-	SOFR(Q)	8/31/2028	3,581	3,543	3,581	0.3%
		First lien senior secured revolving loan	10.48%	6.26%	-	SOFR(Q)	8/31/2028	-	-	-	0.0%
Gulf Pacific Acquisition, LLC		First lien senior secured loan	11.26%	7.10%	-	SOFR(M)	9/29/2028	19,822	19,553	19,822	1.7%
		First lien senior secured delayed draw loan	11.24%	7.10%	-	SOFR(M)	9/29/2028	1,671	1,668	1,671	0.1%
		First lien senior secured revolving loan	11.26%	7.10%	-	SOFR(M)	9/29/2028	2,697	2,629	2,697	0.2%
IF&P Foods, LLC (FreshEdge)		First lien senior secured loan	9.73%	5.73%	-	SOFR(Q)	10/3/2028	26,763	26,386	26,496	2.3%
		First lien senior secured loan	10.10%	6.10%	-	SOFR(Q)	10/3/2028	212	209	212	0.0%
		First lien senior secured loan	9.35%	5.35%	-	SOFR(Q)	10/3/2028	706	683	692	0.1%
		First lien senior secured delayed draw loan	9.73%	5.73%	-	SOFR(Q)	10/3/2028	3,974	3,923	3,934	0.3%
		First lien senior secured revolving loan	9.73%	5.73%	-	SOFR(Q)	10/3/2028	2,950	2,907	2,921	0.3%

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of September 30, 2025

(amounts in 000’s, except number of shares, units)

(Unaudited)

Portfolio Company	Footnotes(1)(2)	Investment(3)	Interest Rate	Spread(4)	PIK Rate	Reference(5)	Maturity Date	Principal/ Par	Amortized Cost(6)	Fair Value	Percentage of Net Assets
J&K Ingredients, LLC		First lien senior secured loan	9.00%	5.00%	-	SOFR(Q)	11/16/2028	24,375	23,945	24,375	2.1%
		First lien senior secured loan	9.00%	5.00%	-	SOFR(Q)	11/16/2028	7,908	7,825	7,908	0.7%
		First lien senior secured loan	9.00%	5.00%	-	SOFR(Q)	11/16/2028	-	-	-	0.0%
ML Buyer, LLC (Mama Lycha Foods, LLC)		First lien senior secured loan	9.82%	5.75%	-	SOFR(Q)	9/7/2029	11,468	11,279	11,583	1.0%
		First lien senior secured revolving loan	9.98%	5.75%	-	SOFR(Q)	9/7/2029	439	376	443	0.0%
Siegel Egg Co., LLC	(10)(11)	First lien senior secured loan	-	-	-	-	12/29/2026	14,727	14,620	8,615	0.8%
		First lien senior secured loan	-	-	-	-	12/29/2026	382	375	382	0.0%
		First lien senior secured loan	-	-	-	-	12/29/2026	912	894	912	0.1%
		First lien senior secured revolving loan	-	-	-		12/29/2026	3,179	3,157	1,860	0.2%
Worldwide Produce Acquisition, LLC		First lien senior secured delayed draw loan	11.91%	2.50%	5.25%	SOFR(M)	1/18/2029	569	558	550	0.0%
		First lien senior secured delayed draw loan	11.91%	2.50%	5.25%	SOFR(M)	1/18/2029	472	452	457	0.1%
		First lien senior secured delayed draw loan	11.91%	2.50%	5.25%	SOFR(M)	1/18/2029	-	-	-	0.0%
		First lien senior secured revolving loan	11.03%	6.75%	-	SOFR(Q)	1/18/2029	64	64	62	0.0%
		First lien senior secured loan	11.91%	2.50%	5.25%	SOFR(M)	1/18/2029	2,900	2,847	2,806	0.3%
								214,122	210,963	206,602	18.1%
Health care equipment & supplies
ECS Opco 1, LLC (Spectrum Vascular)		First lien senior secured loan	8.75%	4.75%	-	SOFR(Q)	3/26/2031	5,875	5,785	5,699	0.5%
		First lien senior secured delayed draw loan	8.75%	4.75%	-	SOFR(Q)	3/26/2031	-	-	-	0.0%
		First lien senior secured revolving loan	8.75%	4.75%	-	SOFR(Q)	3/26/2031	-	-	-	0.0%
LSL Industries, LLC		First lien senior secured loan	11.58%	7.26%	-	SOFR(Q)	11/3/2027	18,194	17,778	18,103	1.6%
		First lien senior secured delayed draw loan	11.58%	7.26%	-	SOFR(Q)	11/3/2027	-	-	-	0.0%
		First lien senior secured revolving loan	11.58%	7.26%	-	SOFR(Q)	11/3/2027	-	-	-	0.0%
								24,069	23,563	23,802	2.1%

Health care providers & services
Aegis Toxicology Sciences Corporation		First lien senior secured loan	10.00%	6.00%	-	SOFR(Q)	6/20/2030	27,429	26,795	27,429	2.4%
		First lien senior secured revolving loan	10.00%	6.00%	-	SOFR(Q)	6/20/2030	-	-	-	0.0%
Brightview, LLC		First lien senior secured loan	10.03%	5.86%	-	SOFR(M)	12/14/2026	12,639	12,634	12,639	1.1%
		First lien senior secured delayed draw loan	10.03%	5.86%	-	SOFR(M)	12/14/2026	1,688	1,687	1,688	0.1%
		First lien senior secured revolving loan	10.03%	5.86%	-	SOFR(M)	12/14/2026	620	618	620	0.1%
Guardian Dentistry Practice Management, LLC		First lien senior secured loan	9.78%	5.61%	-	SOFR(M)	8/20/2027	5,868	5,806	5,868	0.5%
		First lien senior secured delayed draw loan	9.78%	5.61%	-	SOFR(M)	8/20/2027	11,502	11,386	11,502	1.0%
		First lien senior secured delayed draw loan	9.78%	5.61%	-	SOFR(M)	8/20/2027	4,487	4,471	4,487	0.4%
		First lien senior secured revolving loan	9.78%	5.61%	-	SOFR(M)	8/20/2027	-	-	-	0.0%
Guided Practice Solutions: Dental, LLC (GPS)		First lien senior secured delayed draw loan	10.53%	6.36%	-	SOFR(M)	11/24/2026	16,528	16,349	16,601	1.5%
		First lien senior secured delayed draw loan	10.53%	6.36%	-	SOFR(M)	11/24/2026	3,950	3,950	3,967	0.4%
		First lien senior secured delayed draw loan	10.53%	6.36%	-	SOFR(M)	11/24/2026	9,661	9,615	9,704	0.9%
Integrated Dermatology LLC		First lien senior secured delayed draw loan	10.80%	6.50%	-	SOFR(Q)	8/1/2030	25,489	24,847	25,489	2.2%
		First lien senior secured revolving loan	10.80%	6.50%	-	SOFR(Q)	8/1/2030	-	-	-	0.0%
		First lien senior secured delayed draw loan	10.80%	6.50%	-	SOFR(Q)	8/1/2030	-	-	-	0.0%
Light Wave Dental Management, LLC		First lien senior secured revolving loan	9.50%	5.50%	-	SOFR(Q)	6/30/2029	2,669	2,577	2,669	0.2%
		First lien senior secured loan	9.50%	5.50%	-	SOFR(Q)	6/30/2029	22,029	21,592	22,029	1.9%
		First lien senior secured loan	9.50%	5.50%	-	SOFR(Q)	6/30/2029	2,734	2,684	2,734	0.3%
		First lien senior secured loan	9.50%	5.50%	-	SOFR(Q)	6/30/2029	490	478	490	0.0%
		First lien senior secured loan	9.50%	5.50%	-	SOFR(Q)	6/30/2029	2,271	2,238	2,271	0.2%
MVP VIP Borrower, LLC		First lien senior secured loan	10.50%	6.50%	-	SOFR(M)	1/3/2029	19,332	18,992	19,526	1.7%
		First lien senior secured delayed draw loan	10.50%	6.50%	-	SOFR(Q)	1/3/2029	1,559	1,532	1,575	0.1%

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of September 30, 2025

(amounts in 000’s, except number of shares, units)

(Unaudited)

Portfolio Company	Footnotes(1)(2)	Investment(3)	Interest Rate	Spread(4)	PIK Rate	Reference(5)	Maturity Date	Principal/ Par	Amortized Cost(6)	Fair Value	Percentage of Net Assets
NMA Holdings, LLC (Neuromonitoring Associates)		First lien senior secured loan	9.03%	5.00%	-	SOFR(Q)	12/18/2030	16,302	16,053	16,465	1.5%
		First lien senior secured revolving loan	9.03%	5.00%	-	SOFR(Q)	12/18/2030	-	-	-	0.0%
		First lien senior secured delayed draw loan	9.03%	5.00%	-	SOFR(Q)	12/18/2030	771	683	778	0.1%
Redwood MSO, LLC (Smile Partners)		First lien senior secured loan	9.50%	5.50%	-	SOFR(Q)	12/20/2029	11,131	10,938	11,131	1.0%
		First lien senior secured delayed draw loan	9.70%	5.50%	-	SOFR(Q)	12/20/2029	413	394	413	0.0%
		First lien senior secured revolving loan	11.75%	4.50%	-	PRIME	12/20/2029	475	458	475	0.0%
Refocus Management Services, LLC		First lien senior secured loan	9.60%	5.60%	-	SOFR(Q)	2/14/2029	18,083	17,675	18,083	1.6%
		First lien senior secured delayed draw loan	9.83%	5.60%	-	SOFR(Q)	2/14/2029	7,109	6,938	7,109	0.6%
		First lien senior secured delayed draw loan	9.60%	5.60%	-	SOFR(Q)	2/14/2029	1,738	1,738	1,738	0.2%
		First lien senior secured revolving loan	9.83%	5.60%	-	SOFR(Q)	2/14/2029	496	461	496	0.0%
Salt Dental Collective LLC		First lien senior secured delayed draw loan	11.01%	6.85%	-	SOFR(M)	2/15/2028	3,950	3,950	3,950	0.3%
								231,413	227,539	231,926	20.3%
Household durables
Curio Brands, LLC		First lien senior secured loan	9.25%	5.25%	-	SOFR(Q)	4/2/2031	10,359	10,249	10,359	0.9%
		First lien senior secured revolving loan	9.25%	5.25%	-	SOFR(Q)	4/2/2031	-	-	-	0.0%
		First lien senior secured delayed draw loan	9.25%	5.25%	-	SOFR(Q)	4/2/2031	-	-	-	0.0%
Del-Air Heating, Air Conditioning & Refrigeration, LLC		First lien senior secured loan	9.79%	5.50%	-	SOFR(Q)	2/4/2031	5,273	5,200	5,273	0.5%
		First lien senior secured revolving loan	9.79%	5.50%	-	SOFR(Q)	2/4/2031	-	-	-	0.0%
		First lien senior secured delayed draw loan	9.70%	5.50%	-	SOFR(Q)	2/4/2031	3,371	3,281	3,371	0.3%
								19,003	18,730	19,003	1.7%
Household products
CREO Group Inc. (HMS Manufacturing)		First lien senior secured loan	10.74%	6.51%	-	SOFR(Q)	2/13/2030	33,879	33,267	33,625	2.9%
		First lien senior secured revolving loan	10.51%	6.51%	-	SOFR(Q)	2/13/2030	4,049	3,945	4,018	0.4%
Home Brands Group Holdings, Inc. (ReBath)		First lien senior secured loan	9.16%	5.00%	-	SOFR(Q)	1/8/2028	15,189	15,045	15,189	1.3%
		First lien senior secured revolving loan	9.16%	5.00%	-	SOFR(Q)	1/8/2028	-	-	-	0.0%
								53,117	52,257	52,832	4.6%
Insurance
Allcat Claims Service, LLC		First lien senior secured loan	9.01%	4.85%	-	SOFR(M)	7/7/2027	986	978	986	0.1%
		First lien senior secured delayed draw loan	9.01%	4.85%	-	SOFR(M)	7/7/2027	21,224	20,854	21,224	1.9%
		First lien senior secured delayed draw loan	9.01%	4.85%	-	SOFR(M)	7/7/2027	-	-	-	0.0%
		First lien senior secured revolving loan	9.01%	4.85%	-	SOFR(M)	7/7/2027	-	-	-	0.0%
								22,210	21,832	22,210	2.0%
IT services
Improving Acquisition LLC		First lien senior secured loan	10.65%	6.65%	-	SOFR(Q)	7/26/2027	34,625	34,311	34,625	3.1%
		First lien senior secured revolving loan	10.94%	6.65%	-	SOFR(Q)	7/26/2027	167	155	167	0.0%
								34,792	34,466	34,792	3.1%

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of September 30, 2025

(amounts in 000’s, except number of shares, units)

(Unaudited)

Portfolio Company	Footnotes(1)(2)	Investment(3)	Interest Rate	Spread(4)	PIK Rate	Reference(5)	Maturity Date	Principal/ Par	Amortized Cost(6)	Fair Value	Percentage of Net Assets
Leisure products
MacNeill Pride Group Corp.		First lien senior secured loan	10.51%	6.51%	-	SOFR(Q)	4/22/2026	7,844	7,830	7,844	0.7%
		First lien senior secured delayed draw loan	10.51%	6.51%	-	SOFR(Q)	4/22/2026	1,468	1,466	1,468	0.1%
		First lien senior secured delayed draw loan	10.51%	6.51%	-	SOFR(Q)	4/22/2026	1,644	1,629	1,644	0.2%
		First lien senior secured revolving loan	10.51%	6.51%	-	SOFR(Q)	4/22/2026	-	-	-	0.0%
Olibre Borrower LLC (Revelyst)		First lien senior secured loan	9.50%	5.50%	-	SOFR(Q)	1/3/2030	33,671	33,076	34,176	3.0%
Spinrite Inc.	(8)	First lien senior secured loan	9.50%	5.50%	-	SOFR(Q)	12/31/2025	5,076	5,076	5,076	0.4%
		First lien senior secured revolving loan	9.50%	5.50%	-	SOFR(Q)	12/31/2025	-	-	-	0.0%
TG Parent Newco LLC (Trademark Global LLC)	(10)(11)(12)	First lien senior secured loan	-	-	-	-	6/30/2027	12,623	12,555	7,100	0.6%
		First lien senior secured revolving loan	-	-	-	-	6/30/2027	2,815	2,800	1,583	0.1%
VENUplus, Inc. (f/k/a CTM Group, Inc.)		First lien senior secured loan	11.76%	6.85%	0.75%	SOFR(M)	11/30/2026	4,437	4,392	4,326	0.4%
								69,578	68,824	63,217	5.5%
Machinery
MRC Keystone Acquisition LLC (Automated Handing Solutions)		First lien senior secured loan	10.50%	6.50%	-	SOFR(Q)	12/18/2029	13,911	13,602	13,598	1.2%
		First lien senior secured revolving loan	10.50%	6.50%	-	SOFR(Q)	12/18/2029	-	-	-	0.0%
CMT Intermediate Holdings, LLC (Capital Machine Technologies)		First lien senior secured loan	9.81%	5.50%	-	SOFR(Q)	3/29/2030	16,238	15,860	16,319	1.5%
		First lien senior secured revolving loan	9.81%	5.50%	-	SOFR(Q)	3/29/2030	-	-	-	0.0%
LEM Buyer, Inc. (CFS Technologies Intermediate, Inc.)		First lien senior secured loan	10.07%	5.75%	-	SOFR(Q)	4/24/2031	11,178	11,019	11,178	1.0%
		First lien senior secured loan	9.95%	5.75%	-	SOFR(Q)	4/24/2031	15,502	15,271	15,502	1.4%
		First lien senior secured delayed draw loan	9.95%	5.75%	-	SOFR(Q)	4/24/2031	4,899	4,802	4,899	0.4%
		First lien senior secured revolving loan	9.95%	5.75%	-	SOFR(Q)	4/24/2031	-	-	-	0.0%
Eppinger Technologies, LLC	(8)	First lien senior secured loan	12.65%	7.90%	0.75%	SOFR(Q)	2/4/2026	24,862	24,727	24,862	2.2%
		First lien senior secured revolving loan	11.98%	6.90%	0.75%	SOFR(Q)	2/4/2026	1,381	1,369	1,381	0.1%
Luxium Solutions, LLC		First lien senior secured loan	9.25%	5.25%	-	SOFR(Q)	12/1/2027	3,786	3,748	3,786	0.3%
		First lien senior secured loan	9.25%	5.25%	-	SOFR(Q)	12/1/2027	4,662	4,615	4,662	0.4%
		First lien senior secured delayed draw loan	9.25%	5.25%	-	SOFR(Q)	12/1/2027	1,224	1,217	1,224	0.1%
PVI Holdings, Inc (Vytl Controls Group Inc)		First lien senior secured loan	9.37%	4.94%	-	SOFR(Q)	1/18/2028	23,472	23,293	23,472	2.1%
RMH Systems, LLC		First lien senior secured loan	9.32%	5.00%	-	SOFR(Q)	2/4/2030	10,211	10,030	10,211	0.9%
		First lien senior secured delayed draw loan	9.31%	5.00%	-	SOFR(Q)	2/4/2030	2,704	2,551	2,704	0.2%
		First lien senior secured revolving loan	9.32%	5.00%	-	SOFR(Q)	2/4/2030	-	-	-	0.0%
United Titanium, LLC		First lien senior secured loan	8.95%	4.75%	-	SOFR(Q)	8/29/2031	18,458	18,176	18,458	1.6%
		First lien senior secured revolving loan	8.95%	4.75%	-	SOFR(Q)	8/29/2031	-	-	-	0.0%
								152,488	150,280	152,256	13.4%

Personal care products
DRS Holdings III, Inc. (Dr. Scholl’s)		First lien senior secured loan	9.41%	5.25%	-	SOFR(M)	11/1/2028	10,192	10,132	10,192	0.9%
		First lien senior secured revolving loan	9.41%	5.25%	-	SOFR(M)	11/1/2028	-	-	-	0.0%
PH Beauty Holdings III, Inc.		First lien senior secured loan	9.27%	5.00%	-	SOFR(S)	9/28/2027	39,800	39,565	39,800	3.5%
Phoenix YW Buyer, Inc. (Elida Beauty)		First lien senior secured loan	8.91%	4.75%	-	SOFR(M)	5/31/2030	10,090	9,870	10,090	0.9%
		First lien senior secured revolving loan	8.91%	4.75%	-	SOFR(M)	5/31/2030	-	-	-	0.0%
Silk Holdings III Corp. (Suave)		First lien senior secured loan	8.66%	4.50%	-	SOFR(M)	5/1/2029	30,540	29,681	30,540	2.7%
		First lien senior secured revolving loan	7.41%	3.25%	-	SOFR(M)	5/1/2029	2,367	2,367	2,367	0.2%
		First lien senior secured revolving loan	7.41%	3.25%	-	SOFR(M)	5/1/2029	8,333	8,101	8,333	0.7%
								101,322	99,716	101,322	8.9%

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of September 30, 2025

(amounts in 000’s, except number of shares, units)

(Unaudited)

Portfolio Company	Footnotes(1)(2)	Investment(3)	Interest Rate	Spread(4)	PIK Rate	Reference(5)	Maturity Date	Principal/ Par	Amortized Cost(6)	Fair Value	Percentage of Net Assets
Pharmaceuticals
Foundation Consumer Brands, LLC		First lien senior secured loan	9.47%	5.15%	-	SOFR(Q)	2/12/2029	6,130	6,078	6,130	0.5%
		First lien senior secured revolving loan	9.47%	5.15%	-	SOFR(Q)	2/12/2029	-	-	-	0.0%
Organon & Co	(7)(8)	First lien senior secured loan	6.41%	2.25%	-	SOFR(M)	5/19/2031	12,440	12,414	12,113	1.1%
								18,570	18,492	18,243	1.6%
Professional services
4 Over International, LLC		First lien senior secured loan	11.26%	7.10%	-	SOFR(M)	12/7/2026	18,427	18,103	18,059	1.6%
DISA Holdings Corp.		First lien senior secured delayed draw loan	9.28%	5.00%	-	SOFR(M)	9/9/2028	8,257	8,137	8,257	0.7%
		First lien senior secured delayed draw loan	9.29%	5.00%	-	SOFR(Q)	9/9/2028	1,053	1,053	1,053	0.1%
		First lien senior secured revolving loan	9.28%	5.00%	-	SOFR(M)	9/9/2028	473	440	473	0.0%
		First lien senior secured loan	9.28%	5.00%	-	SOFR(M)	9/9/2028	1,301	1,287	1,301	0.1%
		First lien senior secured loan	9.28%	5.00%	-	SOFR(M)	9/9/2028	21,785	21,419	21,785	1.9%
Envirotech Services, LLC		First lien senior secured loan	9.59%	5.75%	-	SOFR(S)	1/18/2029	32,399	31,772	32,722	2.9%
		First lien senior secured loan	9.58%	5.75%	-	SOFR(S)	1/18/2029	122	120	123	0.0%
		First lien senior secured revolving loan	9.59%	5.75%	-	SOFR(S)	1/18/2029	-	-	-	0.0%
KAMC Holdings, Inc. (Franklin Energy)		First lien senior secured loan	9.55%	5.25%	-	SOFR(Q)	8/1/2031	18,792	18,518	18,792	1.6%
		First lien senior secured revolving loan	9.45%	5.25%	-	SOFR(Q)	8/1/2031	472	446	472	0.0%
CI (MG) Group, LLC (Mariani Premier Group)		First lien senior secured loan	9.50%	5.50%	-	SOFR(Q)	3/27/2030	21,241	20,949	21,454	1.9%
		First lien senior secured delayed draw loan	9.50%	5.50%	-	SOFR(Q)	3/27/2030	392	327	396	0.0%
		First lien senior secured delayed draw loan	9.50%	5.50%	-	SOFR(Q)	3/27/2030	924	911	934	0.1%
		First lien senior secured revolving loan	9.50%	5.50%	-	SOFR(Q)	3/27/2030	1,272	1,236	1,284	0.1%
								126,910	124,718	127,105	11.0%

Specialty retail
Harbor Freight Tools USA Inc	(7)	First lien senior secured loan	6.41%	2.25%	-	SOFR(M)	10/19/2027	17,325	17,323	17,000	1.5%
Sundance Holdings Group, LLC	(10)(11)(14)	First lien senior secured loan	-	-	-	-	6/30/2025	9,414	9,408	-	0.0%
		First lien senior secured delayed draw loan	-	-	-	-	6/30/2025	628	628	-	0.0%
		First lien senior secured delayed draw loan	-	-	-	-	6/30/2025	444	444	544	0.0%
								27,811	27,803	17,544	1.5%
Textiles, apparel & luxury goods
American Soccer Company, Incorporated (SCORE)		First lien senior secured loan	14.40%	7.40%	3.00%	SOFR(Q)	7/20/2027	28,071	27,409	26,106	2.3%
		First lien senior secured revolving loan	14.40%	7.40%	3.00%	SOFR(Q)	7/20/2027	4,804	4,697	4,467	0.4%
BEL USA, LLC	(10)(11)	First lien senior secured loan	-	-	-	-	6/2/2026	5,486	5,423	3,868	0.3%
		First lien senior secured loan	-	-	-	-	6/2/2026	90	89	64	0.0%
YS Garments, LLC		First lien senior secured loan	11.92%	7.60%	-	SOFR(Q)	8/9/2026	7,065	6,920	6,677	0.6%
								45,516	44,538	41,182	3.6%

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of September 30, 2025

(amounts in 000’s, except number of shares, units)

(Unaudited)

Portfolio Company	Footnotes(1)(2)	Investment(3)	Interest Rate	Spread(4)	PIK Rate	Reference(5)	Maturity Date	Principal/ Par	Amortized Cost(6)	Fair Value	Percentage of Net Assets
Trading companies & distributors
AIDC IntermediateCo 2, LLC (Peak Technologies)		First lien senior secured loan	9.66%	5.50%	-	SOFR(M)	7/22/2027	34,038	33,532	34,038	3.0%
BCDI Meteor Acquisition, LLC		First lien senior secured loan	11.10%	7.10%	-	SOFR(Q)	6/29/2028	15,825	15,607	15,825	1.4%
		First lien senior secured loan	11.10%	7.10%	-	SOFR(Q)	6/29/2028	2,181	2,147	2,181	0.2%
CGI Automated Manufacturing, LLC		First lien senior secured loan	11.28%	2.61%	4.50%	SOFR(M)	12/15/2028	17,231	16,975	17,059	1.5%
		First lien senior secured loan	11.28%	2.61%	4.50%	SOFR(M)	12/15/2028	3,150	3,110	3,118	0.3%
		First lien senior secured loan	11.28%	2.61%	4.50%	SOFR(M)	12/15/2028	6,640	6,580	6,573	0.6%
		First lien senior secured delayed draw loan	11.28%	2.61%	4.50%	SOFR(M)	12/15/2028	3,593	3,546	3,557	0.3%
		First lien senior secured revolving loan	11.28%	7.11%	-	SOFR(M)	12/15/2028	2,449	2,413	2,425	0.2%
Dusk Acquisition II Corporation (Motors & Armatures, Inc. – MARS)		First lien senior secured loan	10.00%	6.00%	-	SOFR(Q)	7/12/2029	25,937	25,531	26,196	2.3%
		First lien senior secured loan	10.00%	6.00%	-	SOFR(Q)	7/12/2029	13,698	13,438	13,835	1.2%
Engineered Fastener Company, LLC (EFC International)		First lien senior secured loan	10.65%	6.65%	-	SOFR(Q)	11/1/2027	23,188	22,898	23,188	2.0%
Genuine Cable Group, LLC		First lien senior secured loan	10.01%	5.85%	-	SOFR(M)	11/1/2026	28,542	28,254	28,471	2.5%
		First lien senior secured loan	10.01%	5.85%	-	SOFR(M)	11/1/2026	5,408	5,348	5,395	0.5%
I.D. Images Acquisition, LLC		First lien senior secured loan	9.91%	5.75%	-	SOFR(M)	7/30/2027	5,607	5,549	5,607	0.5%
		First lien senior secured loan	9.91%	5.75%	-	SOFR(M)	7/30/2027	7,791	7,746	7,791	0.7%
		First lien senior secured loan	9.91%	5.75%	-	SOFR(M)	7/30/2027	4,439	4,401	4,439	0.4%
		First lien senior secured loan	9.91%	5.75%	-	SOFR(M)	7/30/2027	1,024	1,018	1,024	0.1%
		First lien senior secured delayed draw loan	9.91%	5.75%	-	SOFR(M)	7/30/2027	2,440	2,402	2,440	0.2%
		First lien senior secured revolving loan	9.91%	5.75%	-	SOFR(M)	7/30/2027	-	-	-	0.0%
Krayden Holdings, Inc.		First lien senior secured delayed draw loan	8.91%	4.75%	-	SOFR(M)	3/1/2029	1,777	1,777	1,777	0.2%
		First lien senior secured delayed draw loan	8.91%	4.75%	-	SOFR(M)	3/1/2029	1,777	1,777	1,777	0.1%
		First lien senior secured revolving loan	8.88%	4.75%	-	SOFR(M)	3/1/2029	356	321	356	0.0%
		First lien senior secured loan	8.91%	4.75%	-	SOFR(M)	3/1/2029	9,323	9,132	9,323	0.8%
Lakewood Acquisition Corporation (R&B Wholesale)		First lien senior secured loan	9.82%	5.50%	-	SOFR(Q)	1/24/2030	29,547	28,841	30,138	2.6%
		First lien senior secured revolving loan	9.82%	5.50%	-	SOFR(Q)	1/24/2030	-	-	-	0.0%
OAO Acquisitions, Inc. (BearCom)		First lien senior secured loan	9.65%	5.50%	-	SOFR(M)	12/27/2029	21,050	20,806	21,050	1.8%
		First lien senior secured loan	9.65%	5.50%	-	SOFR(M)	12/27/2029	853	846	853	0.1%
		First lien senior secured delayed draw loan	9.65%	5.50%	-	SOFR(M)	12/27/2029	4,474	4,433	4,474	0.4%
		First lien senior secured revolving loan	9.65%	5.50%	-	SOFR(M)	12/27/2029	-	-	-	0.0%
TL Alpine Holding Corp. (Air Distribution Technologies Inc.)		First lien senior secured loan	10.00%	6.00%	-	SOFR(Q)	8/1/2030	18,116	17,805	18,478	1.6%
Univar (Windsor Holdings LLC)	(7)	First lien senior secured loan	6.92%	2.75%	-	SOFR(M)	8/1/2030	9,885	9,935	9,885	0.9%
Workholding US Holdings, LLC (Forkardt Hardinge)		First lien senior secured loan	9.82%	5.50%	-	SOFR(Q)	10/23/2029	7,322	7,175	7,322	0.6%
		First lien senior secured revolving loan	9.66%	5.50%	-	SOFR(Q)	10/23/2029	3,144	3,084	3,144	0.3%
								310,805	306,427	311,739	27.3%
Wireless telecommunication services
Centerline Communications, LLC		First lien senior secured loan	11.76%	-	11.76%	SOFR(M)	8/10/2027	6,419	6,332	5,680	0.5%
		First lien senior secured loan	12.26%	-	12.26%	SOFR(M)	8/10/2027	918	904	918	0.1%
		First lien senior secured loan	11.76%	-	11.76%	SOFR(M)	8/10/2027	9,937	9,848	8,795	0.8%
		First lien senior secured delayed draw loan	11.76%	-	11.76%	SOFR(M)	8/10/2027	7,709	7,646	6,823	0.6%
		First lien senior secured delayed draw loan	11.76%	-	11.76%	SOFR(M)	8/10/2027	6,712	6,651	5,941	0.5%
		First lien senior secured revolving loan	11.76%	-	11.76%	SOFR(M)	8/10/2027	1,960	1,939	1,735	0.1%
		First lien senior secured loan	11.76%	-	11.76%	SOFR(M)	8/10/2027	1,101	1,083	974	0.1%
								34,756	34,403	30,866	2.7%
Total Debt Investments								2,250,396	2,215,804	2,216,511	194.4%

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of September 30, 2025

(amounts in 000’s, except number of shares, units)

(Unaudited)

Portfolio Company	Footnotes(1)(2)	Investment	Acquisition Date	Number of Shares/Units	Cost	Fair Value	Percentage of Net Assets
Equity Investments(10)(14)
Building products
US Anchors Investor, LP (Mechanical Plastics Corp.)	(16)	Class A common	7/15/2024	566,666	-	-	0.0%
US Anchors Investor, LP (Mechanical Plastics Corp.)	(16)	Preferred	7/15/2024	566,666	566	608	0.1%
					566	608	0.1%
Commercial services & supplies
American Equipment Holdings LLC	(17)	Class A units	4/8/2022	175	284	836	0.1%
ArborWorks Intermediate Holdco, LLC	(16)	Class A preferred units	11/6/2023	21,716	9,179	15,027	1.3%
ArborWorks Intermediate Holdco, LLC	(16)	Class B preferred units	11/6/2023	21,716	-	-	0.0%
ArborWorks Intermediate Holdco, LLC	(16)	Class A common units	11/6/2023	2,604	-	-	0.0%
Bloomington Holdings, LP (BW Fusion)	(16)	Class A1 common units	11/5/2024	500	500	400	0.0%
BLP Buyer, Inc. (Bishop Lifting Products)	(18)	Class A common	2/1/2022	582,469	652	974	0.1%
					10,615	17,237	1.5%
Containers & packaging
Robinette Company Acquisition, LLC	(16)	Class A common units	5/10/2024	9	-	90	0.0%
Robinette Company Acquisition, LLC	(16)	Class A preferred units	5/10/2024	500	500	515	0.0%
					500	605	0.0%
Financial services
SGCP Holdings, LLC (SG Credit)	(12)	Class A common	7/15/2025	408,387	11,437	11,437	1.0%
SGCP Holdings, LLC (SG Credit)	(12)	Class C common	7/15/2025	102,260	563	563	0.0%
					12,000	12,000	1.0%
Food products
BC CS 2, L.P. (Cuisine Solutions, Inc.)	(8)(13)	Series A preferred stock	7/8/2022	2,000,000	2,000	3,440	0.3%
CCFF Parent, LLC (California Custom Fruits & Flavors, LLC)	(16)	Class A-1 units	2/26/2024	750	511	1,000	0.1%
City Line Distributors, LLC	(16)	Class A units	8/31/2023	669,866	670	621	0.2%
Gulf Pacific Holdings, LLC	(17)	Class A common	9/30/2022	250	250	-	0.0%
Gulf Pacific Holdings, LLC	(17)	Class C common	9/30/2022		-	-	0.0%
ML Buyer, LLC (Mama Lycha Foods, LLC)	(16)	Class A units	9/9/2024	250	250	250	0.0%
Siegel Parent, LLC	(19)	Common	12/29/2021	250	250	-	0.0%
Siegel Parent, LLC	(19)	Convertible note	1/19/2024	28	28	-	0.0%
WPP Fairway Aggregator A, L.P. (IF&P Foods, LLC - FreshEdge)	(17)	Class A preferred	10/3/2022	773	773	476	0.0%
WPP Fairway Aggregator A, L.P. (IF&P Foods, LLC - FreshEdge)	(17)	Class B common	10/3/2022		-	-	0.0%
					4,732	5,787	0.6%
Health care equipment & supplies
LSL Industries, LLC (LSL Healthcare)	(17)	Common	11/1/2022	7,500	750	423	0.0%

Health care providers & services
NMA Super Holdings, LLC (Neuromonitoring Associates)	(16)	Class A membership interests	12/18/2024	1,000,000	1,000	1,713	0.2%
Leisure products
TG Parent Newco LLC (Trademark Global LLC)	(11)(12)(16)	Common	9/16/2024	8	-	-	0.0%
Machinery
RMH Parent LLC (RMH Systems)	(16)	Class A-1 Units	2/4/2025	500	500	500	0.0%
Specialty retail
Sundance Direct Holdings, Inc.	(14)	Common	10/27/2023	21,479	-	-	0.0%
Textiles, apparel & luxury goods
BVG SCORE Buyer, Inc. (American Soccer Company, Incorporated)	(19)	Common	7/20/2022	1,000,000	1,000	-	0.0%
BVG SCORE Buyer, Inc. (American Soccer Company, Incorporated)	(19)	Preferred	7/20/2022	97,964	98	129	0.0%
Total Equity Investments					31,761	39,002	3.4%
Total Debt and Equity Investments					2,247,565	2,255,513	197.8%

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of September 30, 2025

(amounts in 000’s, except number of shares, units)

(Unaudited)

		Number of		Fair	Percentage
Portfolio Company	Footnotes(1)(2)	Shares	Cost	Value	of Net Assets
Investments in Money Market Funds
Morgan Stanley Institutional Liquidity Fund, Institutional Class, 3.98%	(20)	29,765,252	29,765	29,765	2.6%
Total Investments in Money Market Funds		29,765,252	29,765	29,765	2.6%

Total Investments			$2,277,330	$2,285,278	200.4%

Liabilities in Excess of Other Assets				(1,145,182)	(100.4)%
Net Assets				$1,140,096	100.0%

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of September 30, 2025

(amounts in 000’s, except number of shares, units)

(Unaudited)

(1)	As of September 30, 2025, unless otherwise noted, investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company. As of September 30, 2025, the total value of the Company’s non-controlled, non-affiliated investments was $2,146,829.
(2)	Unless otherwise noted, security is a Level 3 holding. As of September 30, 2025, the aggregate value of Level 3 securities held by the Company was $2,189,511. See Note 5 – Fair Value.
(3)	Debt investments are pledged to the Company’s credit facilities, and a single debt investment may be divided into parts that are individually pledged to separate credit facilities.
(4)	Includes Secured Overnight Financing Rate (“SOFR”) credit spread adjustment if applicable.
(5)	Unless otherwise noted, all loans contain a variable rate structure, that may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either SOFR (which can include one-(M), three-(Q) or six-month (S) SOFR), or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate).
(6)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(7)	Security is a Level 2 holding. As of September 30, 2025, the aggregate value of Level 2 securities held by the Company was $66,178. See Note 5 – Fair Value.
(8)	Non-qualifying investment as defined by Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2025, 2.9% of the Company’s total assets were in non-qualifying investments.
(9)	The Company may be entitled to receive additional interest as a result of an arrangement with other lenders in the syndication. In exchange for the higher interest rate, the “last-out” portion is at a greater risk of loss. Certain lenders represent a “first out” portion of the investment and have priority to the “last-out” portion with respect to payments of principal and interest.
(10)	Debt investment on non-accrual status as of September 30, 2025.
(11)	Non-income producing investment.
(12)

As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of this portfolio company as the Company owns more than 5% but less than 25% of the portfolio company’s voting securities or has the power to exercise control over management or policies of such portfolio company, including through a management agreement (“non-controlled affiliate”).

As of September 30, 2025, the total value of the Company’s investments in non-controlled affiliates was $108,684 and are described below.

In September 2024, the Company completed a restructure of the investment in Trademark Global LLC whereby the existing term loan and revolver became a restructured term loan and revolver and no debt was converted to equity. The Company received new common units in TG Parent Newco LLC for which it owns 6.23% of the overall business (Kayne Anderson entities in aggregate own 20.77%). As of September 30, 2025, the amortized cost basis of Trademark Global LLC was $15,355 and was 0.7% of the total amortized cost basis of our debt investments of $2,215,804. The restructure extended the maturity from July 30, 2024 to July 30, 2030; the rate changed from S + 5.75% to S + 8.50%.

In July 2025, the Company made an investment in SG Credit Partners, Inc. through debt and equity investments in SGCP Intermediate, Inc. and SGCP Holdings, LLC (collectively “SG Credit), an independent national credit platform focused on lower middle market investments. The Company’s investment in SG Credit was structured as an $80,000 term loan facility, $34,000 unfunded delayed draw term loan facility and a $12,000 common equity investment. Through the common equity investment, the Company owns 22.5% of the outstanding common equity of SG Credit. The common equity investment includes a three-year fixed price call option to acquire additional equity interest. The Company does not consolidate its equity interest in SG Credit.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of September 30, 2025

(amounts in 000’s, except number of shares, units)

(Unaudited)

Investment(1)	Value at 12/31/2024	Gross Additions(a)	Gross Reductions (b)	Net Change in Unrealized Gains(Losses)	Value at 9/30/2025	Interest and PIK Income	Dividend Income	Other Income
TG Parent Newco LLC (Trademark Global LLC) - debt investment	$12,196	$-	$(82)	$(3,430)	$8,684	$-	$-	$-
TG Parent Newco LLC (Trademark Global LLC) - equity investment	-	-	-	-	-	-	-	-
SGCP Intermediate, Inc. (SG Credit) - debt investment	-	86,071	-	1,929	88,000	2,063	-	-
SGCP Holdings, LLC (SG Credit) - equity investment	-	12,000	-	-	12,000	-	-	-
Total	$12,196	$98,071	$(82)	$(1,501)	$108,684	$2,063	$-	$-

(a)	Gross additions may include increases in the cost basis of investments resulting from new investments, amounts related to payment-in-kind (“PIK”) interest capitalized and added to the principal balance of the respective loans, the accretion of discounts, the exchange of one or more existing investments for one or more new investments and the movement at fair value of an existing portfolio company into this controlled affiliated category from a different category.
(b)	Gross reductions may include decreases in the cost basis of investments resulting from principal collections related to investment repayments and sales, return of capital, the amortization of premiums and the exchange of one or more existing securities for one or more new securities.

(13)	The Company has a senior secured loan in an investment vehicle (BC CS 2, L.P.) that is collateralized by a preferred stock investment in Cuisine Solutions, Inc. that is characterized as subordinated debt. In addition, the Company’s senior secured loan in SG Credit is considered subordinated debt.
(14)	Portfolio company is in a liquidation process and, as such, the maturity date of our debt investment in this portfolio company will not be finally determined until such process is complete. Our debt investment in this portfolio company is on non-accrual status.
(15)	Security is exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act.
(16)	KABDC Corp, LLC, a wholly owned subsidiary of the Company, owns common and/or preferred equity of ArborWorks Intermediate Holdco, LLC, Bloomington Holdings, LP (BW Fusion), City Line Distributors LLC, CCFF Parent, LLC (California Custom Fruits & Flavors, LLC), ML Buyer, LLC (Mama Lycha Foods, LLC), NMA Super Holdings, LLC (Neuromonitoring Associates), Robinette Company Acquisition, LLC, RMH Parent LLC (RMH Systems), TG Parent Newco LLC (Trademark Global LLC) and US Anchors Investor, LP (Mechanical Plastics Corp.).
(17)	The Company owns 31.07% of a pass-through, taxable limited liability company, KSCF IV Equity Aggregator Blocker, LLC (the “Aggregator Blocker”), which holds the Company’s equity investments in American Equipment Holdings LLC, Gulf Pacific Holdings, LLC, WPP Fairway Aggregator A, L.P. (IF&P Foods, LLC - FreshEdge) and LSL Industries, LLC (LSL Healthcare). Through the Company’s ownership of the Aggregator Blocker, the Company owns the respective units of each company listed above in the Schedule of Investments.
(18)	The Company owns 0.53% of the common equity of BLP Buyer, Inc. (Bishop Lifting Products).
(19)	The Company owns 17.59% of a pass-through limited liability company, KSCF IV Equity Aggregator, LLC (the “Aggregator”), which holds the Company’s equity investments in Siegel Parent, LLC and BVG SCORE Buyer, Inc. (American Soccer Company, Incorporated). Through the Company’s ownership of the Aggregator, the Company owns the respective units of each company listed above in the Schedule of Investments.
(20)	The indicated rate is the yield as of September 30, 2025.

Interest rate swap contracts

Below are the Company’s outstanding interest rate swap contracts as of September 30, 2025. The Company designed each interest rate swap as the hedging instrument in a qualifying hedge accounting relationship. See Note 12 – Subsequent Events.

Counterparty	Hedged Instrument	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Value	Unrealized Appreciation (Depreciation)	Upfront Payments / Receipts
Regions Bank	Series D Notes	5.80%	S + 2.3700%	6/30/2028	$60,000	$33	$33	-
Regions Bank	Series E Notes	6.15%	S + 2.6565%	10/15/2030	100,000	143	143	-
					$160,000	$176	$176

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

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of December 31, 2024

(amounts in 000’s, except number of shares, units)

Portfolio Company	Footnotes(1)(2)	Acquisition Date	Number of Shares/Units	Cost	Fair Value	Percentage of Net Assets
Equity Investments(10)(13)
Automobile components
Vehicle Accessories, Inc. - Class A common	(14)	2/25/2022	128,250	-	589	0.1%
Vehicle Accessories, Inc. - preferred	(14)	2/25/2022	250,000	250	318	0.0%
				250	907	0.1%
Building Products
US Anchors Investor, LP - preferred	(15)	7/15/2024	500,000	500	500	0.0%
US Anchors Investor, LP - Class A Common	(15)	7/15/2024	500,000	-	-	0.0%
				500	500	0.0%
Commercial services & supplies
American Equipment Holdings LLC - Class A units	(16)	4/8/2022	426	284	570	0.1%
Arborworks Acquisition LLC - Class A preferred units	(15)	11/6/2023	21,716	9,179	11,114	0.9%
Arborworks Acquisition LLC - Class B preferred units	(15)	11/6/2023	21,716	-	-	0.0%
Arborworks Acquisition LLC - Class A common units	(15)	11/6/2023	2,604	-	-	0.0%
Bloomington Holdings, LP (BW Fusion) - Class A1 common units	(15)	11/5/2024	500	500	500	0.0%
BLP Buyer, Inc. (Bishop Lifting Products) - Class A common	(17)	2/1/2022	582,469	652	1,097	0.1%
				10,615	13,281	1.1%
Containers & packaging
Robinette Company Acquisition, LLC - Class A common units	(15)	5/10/2024	9	-	83	0.0%
Robinette Company Acquisition, LLC - Class A preferred units	(15)	5/10/2024	500	500	515	0.1%
				500	598	0.1%
Food products
BC CS 2, L.P. (Cuisine Solutions)	(6)(11)	7/8/2022	2,000,000	2,000	3,062	0.3%
CCFF Parent, LLC (California Custom Fruits & Flavors, LLC) - Class A-1 units	(15)	2/26/2024	750	511	936	0.1%
City Line Distributors, LLC - Class A units	(15)	8/31/2023	669,866	670	518	0.0%
Gulf Pacific Holdings, LLC - Class A common	(16)	9/30/2022	250	250	46	0.0%
Gulf Pacific Holdings, LLC - Class C common	(16)	9/30/2022	250	-	-	0.0%
IF&P Foods, LLC (FreshEdge) - Class A preferred	(16)	10/3/2022	773	773	908	0.1%
IF&P Foods, LLC (FreshEdge) - Class B common	(16)	10/3/2022	750	-	-	0.0%
ML Buyer, LLC (Mama Lycha Foods, LLC) - Class A units	(15)	9/9/2024	250	250	250	0.0%
Siegel Parent, LLC - Common	(18)	12/29/2021	250	250	-	0.0%
Siegel Egg Co., LLC - Convertible Note	(18)	1/19/2024	28	28	16	0.0%
				4,732	5,736	0.5%
Health care equipment & supplies
LSL Industries, LLC (LSL Healthcare) - common	(16)	11/1/2022	7,500	750	274	0.0%

Health care providers & services
NMA Super Holdings, LLC (BW Fusion) - Class A membership interests	(15)	12/18/2024	1,000,000	1,000	1,000	0.1%

Leisure products
TG Parent Newco LLC (Trademark Global LLC) – common	(10)(12)(15)	9/16/2024	8	-	-	0.0%

Specialty retail
Sundance Direct Holdings, Inc. - common		10/27/2023	21,479	-	-	0.0%
Textiles, apparel & luxury goods
American Soccer Company, Incorporated (SCORE) - common	(18)	7/20/2022	1,000,000	1,000	441	0.0%
Total Equity Investments				19,347	22,737	1.9%
Total Debt and Equity Investments				1,972,055	1,995,143	168.2%

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of December 31, 2024

(amounts in 000’s, except number of shares, units)

Portfolio Company	Footnotes(1)(2)	Number of Shares	Cost	Fair Value	Percentage of Net Assets
Short-Term Investments
Morgan Stanley Institutional Liquidity Fund, Institutional Class, 4.24%	(19)	48,683,210	48,683	48,683	4.1%
Total Short-Term Investments		48,683,210	48,683	48,683	4.1%

Total Investments			$2,020,738	$2,043,826	172.3%

Liabilities in Excess of Other Assets				(857,484)	(72.3)%
Net Assets				$1,186,342	100.0%

(1)	As of December 31, 2024, unless otherwise noted, investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company. As of December 31, 2024, the total value of the Company’s non-controlled, non-affiliated investments was $1,982,947.

(2)	Unless otherwise noted, security is a Level 3 holding. As of December 31, 2024, the aggregate value of Level 3 securities held by the Company was $1,741,919. See Note 5 – Fair Value.

(3)	Debt investments are pledged to the Company’s credit facilities, and a single debt investment may be divided into parts that are individually pledged to separate credit facilities.

(4)	Unless otherwise noted, all loans contain a variable rate structure, that may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the Secured Overnight Financing Rate (“SOFR”) (which can include one-(M), three-(Q) or six-month (S) SOFR), or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate).

(5)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.

(6)	Non-qualifying investment as defined by Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2024, 9.0% of the Company’s total assets were in non-qualifying investments.

(7)	The Company may be entitled to receive additional interest as a result of an arrangement with other lenders in the syndication. In exchange for the higher interest rate, the “last-out” portion is at a greater risk of loss. Certain lenders represent a “first out” portion of the investment and have priority to the “last-out” portion with respect to payments of principal and interest.

(8)	Security is a Level 2 holding. As of December 31, 2024, the aggregate value of Level 2 securities held by the Company was $253,224. See Note 5 – Fair Value.

(9)	Debt investment on non-accrual status as of December 31, 2024.

(10)	Non-income producing investment.

(11)	The Company has a senior secured loan in an investment vehicle (BC CS 2, L.P.) that is collateralized by a preferred stock investment in Cuisine Solutions, Inc. This investment is characterized as subordinated debt.

(12)	In September 2024, the Company completed a restructure of the investment in Trademark Global LLC whereby the existing term loan and revolver became a restructured term loan and revolver and no debt was converted to equity. The Company did receive new common units in TG Parent Newco LLC for which it owns 6.23% of the overall business (Kayne Anderson entities as a whole own 20.77%). As of December 31, 2024, the amortized cost basis of Trademark Global LLC was $15,438 and was 0.8% of the total amortized cost basis of our debt investments of $1,952,708. The restructure extended the maturity from July 30, 2024 to July 30, 2030; the rate changed from S + 5.75% to S + 8.50%.

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

F. Interest Income Recognition — Interest income is recorded on an accrual basis and includes the accretion of discounts, amortization of premiums and payment-in-kind (“PIK”) interest. Discounts from and premiums to par value on investments purchased are accreted/amortized into interest income over the life of the respective security using the effective yield method. To the extent loans contain PIK provisions, PIK interest, computed at the contractual rate specified in each applicable agreement, is accrued and recorded as interest income and added to the principal balance of the loan. PIK interest income added to the principal balance is generally collected upon repayment of the outstanding principal. The Company does not accrue PIK interest if, in the opinion of the Advisor, the portfolio company valuation indicates that the PIK interest is not likely to be collectible. If the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through PIK interest income. Previously capitalized PIK interest is not reversed when an investment is placed on non-accrual status. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends for the year the income was earned, even though the Company has not yet collected the cash. The amortized cost of investments represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest. For the nine months ended September 30, 2025 and 2024, the Company had $4,515 and $2,119, respectively, of PIK interest included in interest income, which represents 2.6% and 1.4%, respectively, of aggregate interest income.

Loans are generally placed on non-accrual status when it has been determined that a significant impairment in the financial condition and ability of the borrower to repay principal and interest has occurred and is expected to continue such that it is probable the collectability of full amount of the loan (principal and interest) is doubtful. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. If cash payments are received subsequent to a loan being placed on non-accrual status, these payments will first be applied to previously accrued but uncollected interest, then to recover the principal. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Non-accrual loans are restored to accrual status when past due principal and interest are paid or there is no longer a reasonable doubt that such principal or interest will be collected in full and, in the Company’s judgment, principal and interest are likely to remain current. The Company may make exceptions to this policy if the loan has sufficient collateral value (i.e., typically measured as enterprise value of the portfolio company) or is in the process of collection. As of September 30, 2025, the Company had five debt investments on non-accrual status, which comprised 2.5% and 1.4%, respectively, of total debt investments at cost and fair value. As of September 30, 2024, the Company had two debt investment on non-accrual status, which comprised 1.2% and 1.0%, respectively, of total debt investments at cost and fair value.

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

K. Recent Accounting Pronouncements — In December 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU No. 2023-09 requires additional disaggregated disclosures on the entity’s effective tax rate reconciliation and additional details on income taxes paid. ASU No. 2023-09 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2024 and early adoption is permitted. The Company is currently evaluating the impact of adopting ASU No. 2023-09.

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

For the three months ended September 30, 2025, the Company incurred base management fees of $5,583. For the three months ended September 30, 2024, the Company incurred base management fees of $3,573, net of waiver of $1,191.

For the nine months ended September 30, 2025, the Company incurred base management fees of $14,055, net of waiver of $2,071. For the nine months ended September 30, 2024, the Company incurred base management fees of $10,875, net of waiver of $1,662.

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

For the three months ended September 30, 2025, the Company incurred incentive fees on income of $4,419 and no incentive fees on capital gains. For the three months ended September 30, 2024, the Company incurred incentive fees on income of zero, net of waivers of $5,605 and no incentive fees on capital gains.

For the nine months ended September 30, 2025, the Company incurred incentive fees on income of $13,361 and no incentive fees on capital gains. For the nine months ended September 30, 2024, the Company incurred incentive fees on income of $2,631, net of waivers of $9,714, and no incentive fees on capital gains.

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

Note 4. Investments

The following table presents the composition of the Company’s investment portfolio at amortized cost and fair value as of September 30, 2025 and December 31, 2024.

	September 30, 2025		December 31, 2024
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
First-lien senior secured debt investments	$2,215,804	$2,216,511	$1,952,708	$1,972,406
Equity investments	31,761	39,002	19,347	22,737
Investments in money market funds	29,765	29,765	48,683	48,683
Total Investments	$2,277,330	$2,285,278	$2,020,738	$2,043,826

As of September 30, 2025 and December 31, 2024, $66,657 and $188,253, respectively, of the Company’s total assets were non-qualifying assets, as defined by Section 55(a) of the 1940 Act.

The Company uses Global Industry Classification Standards (GICS), Level 3 – Industry, for classifying the industry groupings of its portfolio companies.

The industry composition of long-term investments based on fair value as of September 30, 2025 and December 31, 2024 was as follows:

	September 30, 2025	December 31, 2024

Trading companies & distributors	13.8%	15.1%
Commercial services & supplies	12.0%	11.7%
Health care providers & services	10.4%	8.4%
Food products	9.4%	10.0%
Containers & packaging	9.0%	7.5%
Machinery	6.8%	3.7%
Professional services	5.6%	4.7%
Personal care products	4.5%	3.7%
Financial services(1)	4.4%	-%
Aerospace & defense	3.0%	4.4%
Leisure products	2.8%	3.2%
Chemicals	2.5%	1.1%
Household products	2.3%	0.8%
Textiles, apparel & luxury goods	1.8%	2.1%
Automobile components	1.7%	3.6%
Building products	1.6%	2.3%
IT services	1.5%	1.7%
Wireless telecommunication services	1.4%	1.5%
Health care equipment & supplies	1.1%	1.4%
Insurance	1.0%	2.0%
Household durables	0.8%	1.0%
Pharmaceuticals	0.8%	1.8%
Specialty retail	0.8%	2.1%
Biotechnology	0.5%	0.6%
Diversified telecommunication services	0.5%	1.5%
Hotels, restaurants & leisure	-%	1.4%
Media	-%	0.8%
Diversified consumer services	-%	0.1%
Construction materials	-%	0.7%
Semiconductors & semiconductor equipment	-%	0.6%
Electrical equipment	-%	0.5%
	100.0%	100.0%

(1)	Includes the Company’s debt and equity investment in SGCP Partners, Inc. (SG Credit), through investments in SGCP Intermediate, Inc. and SGCP Holdings, LLC, an asset based lending platform company, where the Company has a minority investment.

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

The following tables present the fair value hierarchy of investments as of September 30, 2025 and December 31, 2024. Note that the fair value hierarchy levels below are not necessarily an indication of the risk associated with the underlying investment.

	Fair Value Hierarchy as of September 30, 2025
Investments:	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$-	$66,002	$2,150,509	$2,216,511
Equity investments	-	-	39,002	39,002
Investments in money market funds	29,765	-	-	29,765
Total Investments at Fair Value	29,765	66,002	2,189,511	2,285,278
Interest rate swaps	-	176	-	176
Total	$29,765	$66,178	$2,189,511	$2,285,454

	Fair Value Hierarchy as of December 31, 2024
Investments:	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$-	$253,224	$1,719,182	$1,972,406
Equity investments	-	-	22,737	22,737
Investments in money market funds	48,683	-	-	48,683
Total Investments	$48,683	$253,224	$1,741,919	$2,043,826

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and nine months ended September 30, 2025 and 2024.

For the three months ended September 30, 2025	First-lien senior secured debt investments	Private equity investments	Total
Fair value, beginning of period	$1,970,489	$25,439	$1,995,928
Purchases of investments	254,531	12,000	266,531
Proceeds from sales of investments and principal repayments	(73,479)	(10)	(73,489)
Net change in unrealized gain (loss)	(7,001)	1,563	(5,438)
Net realized gain (loss)	-	10	10
Net accretion of discount on investments	3,820	-	3,820
PIK interest and dividends	2,149	-	2,149
Transfers into (out of) Level 3	-	-	-
Fair value, end of period	$2,150,509	$39,002	$2,189,511

For the three months ended September 30, 2024	First-lien senior secured debt investments	Private equity investments	Total
Fair value, beginning of period	$1,555,770	$18,627	$1,574,397
Purchases of investments	174,613	773	175,386
Proceeds from sales of investments and principal repayments	(82,805)	-	(82,805)
Net change in unrealized gain (loss)	395	828	1,223
Net realized gain (loss)	-	-	-
Net accretion of discount on investments	3,326	-	3,326
PIK interest	2,192	-	2,192
Transfers into (out of) Level 3	-	-	-
	$1,653,491	$20,228	$1,673,719

For the nine months ended September 30, 2025	First-lien senior secured debt investments	Private equity investments	Total
Fair value, beginning of period	$1,719,182	$22,737	$1,741,919
Purchases of investments	666,250	12,665	678,915
Proceeds from sales of investments and principal repayments	(231,782)	(856)	(232,638)
Net change in unrealized gain (loss)	(18,420)	3,850	(14,570)
Net realized gain (loss)	-	606	606
Net accretion of discount on investments	10,637	-	10,637
PIK interest and dividends	4,642	-	4,642
Transfers into (out of) Level 3	-	-	-
Fair value, end of period	$2,150,509	$39,002	$2,189,511

For the nine months ended September 30, 2024	First-lien senior secured debt investments	Private equity investments	Total
Fair value, beginning of period	$1,346,174	$17,324	$1,363,498
Purchases of investments	448,343	2,303	450,646
Proceeds from sales of investments and principal repayments	(155,667)	-	(155,667)
Net change in unrealized gain (loss)	2,714	601	3,315
Net realized gain (loss)	-	-	-
Net accretion of discount on investments	8,793	-	8,793
PIK interest	3,134	-	3,134
Transfers into (out of) Level 3	-	-	-
	$1,653,491	$20,228	$1,673,719

For the three and nine months ended September 30, 2025 and 2024, the Company did not recognize any transfers to or from Level 3. The increase in unrealized gain (loss) relates to investments that were held during the period. The Company includes these unrealized gains and losses on the Statement of Operations – Net Change in Unrealized Gains (Losses).

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

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

Quantitative Table for Valuation Techniques

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of September 30, 2025 and December 31, 2024. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Advisor’s determination of fair value. The Company calculates weighted average, based on the value of the unobservable input of each investment relative to the fair value of the investment compared to the total fair value of all investments. First-lien senior secured debt investments include the Company’s senior secured loan in SG Credit, which is considered subordinated debt, and the senior secured loan in an investment vehicle (BC CS 2, L.P.), which is considered subordinated debt since it is collateralized by a preferred stock investment in Cuisine Solutions, Inc.

	As of September 30, 2025
		Valuation	Unobservable		Weighted
	Fair Value	Technique	Input	Range	Average
First-lien senior secured debt investments	$2,062,509	Discounted cash flow analysis	Discount rate	6.6% - 18.2%	9.3%
First-lien senior secured debt investments	88,000	Precedent Transaction Analysis	Original cost	1.0	1.0
Preferred equity investment	15,027	Discounted cash flow analysis	Discount rate	15.0%	15.0%
Common equity investments	12,750	Precedent Transaction Analysis	Original cost	1.0	1.0
Other equity investments	11,225	Comparable Multiples	EV / EBITDA	8.0 - 17.2	11.0
	$2,189,511

	As of December 31, 2024
		Valuation	Unobservable		Weighted
	Fair Value	Technique	Input	Range	Average
First-lien senior secured debt investments	$1,719,182	Discounted cash flow analysis	Discount rate	8.2% - 15.0%	10.1%
Preferred equity investment	11,114	Discounted cash flow analysis	Discount rate	15.0%	15.0%
Preferred equity investment	500	Precedent Transaction Analysis	Original cost	1.0	1.0
Common equity investment	1,750	Precedent Transaction Analysis	Original cost	1.0	1.0
Other equity investments	9,373	Comparable Multiples	EV / EBITDA	7.6 - 17.2	11.3
	$1,741,919

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

Note 6. Debt

Corporate Credit Facility

As of September 30, 2025, the Company had a senior secured revolving credit facility (the “Corporate Credit Facility”), that has a total commitment of $475,000 which has a maturity date of November 22, 2029. The Corporate Credit Facility also provides for a feature that allows the Company, under certain circumstances, to increase the overall size of the Corporate Credit Facility to a maximum of $600,000. The interest rate on the Corporate Credit Facility is equal to Term SOFR (a forward-looking rate based on SOFR futures) plus an applicable spread of 2.10% per annum or an “alternate base rate” (as defined in the agreements governing the Corporate Credit Facility) plus an applicable spread of 1.00%. The Company is also required to pay a commitment fee of 0.375% per annum on any unused portion of the Corporate Credit Facility.

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

For the nine months ended September 30, 2025 and 2024, the average amount of borrowings outstanding under the Corporate Credit Facility was $255,172 and $157,022, respectively, with a weighted average interest rate of 6.43% and 7.64%, respectively. As of September 30, 2025, the Company had $301,000 outstanding under the Corporate Credit Facility at a weighted average interest rate of 6.26%.

Revolving Funding Facility

As of September 30, 2025, the Company and KABDCF, a wholly-owned, special purpose financing subsidiary, had a senior secured revolving funding facility (the “Revolving Funding Facility”), that has a total commitment of $675,000. The end of the reinvestment period is February 13, 2028, and the maturity date is February 13, 2030. The interest rate on the Revolving Funding Facility is SOFR plus 2.15% per annum. The Revolving Funding Facility is secured by all of the assets held by KABDCF and the Company has agreed that it will not grant or allow a lien on the membership interest of KABDCF.

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

For the nine months ended September 30, 2025 and 2024, the average amount of borrowings outstanding under the Revolving Funding Facility was $527,610 and $358,204, respectively, with a weighted average interest rate of 6.52% and 7.85%, respectively. As of September 30, 2025, the Company had $570,000 outstanding under the Revolving Funding Facility at a weighted average interest rate of 6.27%.

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

Revolving Funding Facility II

As of September 30, 2025, the Company and KABDCF II, a wholly-owned, special purpose financing subsidiary, had a senior secured revolving credit facility (the “Revolving Funding Facility II”). The Revolving Funding Facility II has an initial commitment of $250,000 which, under certain circumstances, can be increased up to $500,000. The Revolving Funding Facility II is secured by all of the assets held by KABDCF II and the Company has agreed that it will not grant or allow a lien on the membership interest of KABDCF II. The end of the reinvestment period is December 22, 2027, and the maturity date is December 22, 2029. The interest rate on the Revolving Funding Facility II is 3-month term SOFR plus 2.25%. KABDCF II is also required to pay a commitment fee of 0.55% on the unused portion of the Revolving Funding Facility II.

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

For the nine months ended September 30, 2025 and 2024, the average amount of borrowings outstanding under the Revolving Funding Facility II was $160,038 and $73,577, respectively, with a weighted average interest rate of 6.61% and 8.02%, respectively. As of September 30, 2025, the Company had $207,000 outstanding under the Revolving Funding Facility II at a weighted average interest rate of 6.53%.

Senior Unsecured Notes

As of September 30, 2025, the Company had $75,000 aggregate principal amount of senior unsecured notes (the “Notes”). See Note 12 – Subsequent Events.

The table below sets forth a summary of the key terms of each series of Notes outstanding at September 30, 2025.

	Principal		Estimated
	Outstanding	Unamortized	Fair Value	Fixed
	September 30,	Issuance	September 30,	Interest
Series	2025	Costs	2025	Rate	Maturity
A	$25,000	$138	$26,234	8.65%	6/30/2027
B	50,000	351	53,727	8.74%	6/30/2028
	$75,000	$489	$79,961

Holders of the Notes are entitled to receive cash interest payments semi-annually (on January 30 and July 30) at the fixed rate. As of September 30, 2025, the weighted average interest rate on the outstanding Notes was 8.71%.

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

As of September 30, 2025, the Notes were rated “BBB” by Kroll Bond Rating Agency (“KBRA”). The Company is required to maintain a current rating from one rating agency with respect to the Notes. In the event the Company does not maintain a current rating from a rating agency for a specified period of time or the credit rating on the Notes falls below “BBB-” (a “Below Investment Grade Event”), the interest rate per annum on the Notes will increase by 1.0% during the period the Notes are rated below “BBB-”. In the event the Company’s Secured Debt Ratio exceeds 55% (a “Secured Debt Ratio Event”), the interest rate per annum on the Notes will increase by 1.5% during the period the ratio is above stated percentage. If a Below Investment Grade Event and a Secured Debt Ratio Event is continuing at the same time the aggregate increase in interest rate per annum will not exceed 2.0%.

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

At September 30, 2025, the Company was in compliance with all covenants under the Notes agreements.

Debt obligations consisted of the following as of September 30, 2025 and December 31, 2024. As of each of these dates, the amounts outstanding under the Corporate Credit Facility, Revolving Funding Facility and Revolving Funding Facility II equal their respective fair value.

	September 30, 2025
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Notes	$75,000	$75,000	$-	$74,361
Corporate Credit Facility	475,000	301,000	174,000	297,364
Revolving Funding Facility	675,000	570,000	105,000	564,772
Revolving Funding Facility II	250,000	207,000	43,000	204,767
Total debt	$1,475,000	$1,153,000	$322,000	$1,141,264

(1)	The amounts available under the Company’s credit facilities do not reflect any limitations related to each borrowing base as of September 30, 2025.

(2)	The carrying value of the Notes, Corporate Credit Facility, Revolving Funding Facility and Revolving Funding Facility II are presented net of deferred financing costs totaling $11,736. The net carrying value includes $150 of deferred financing costs related to the Series C, D and E Notes that were closed on September 9, 2025, and were funded on October 15, 2025.

	December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Notes	$75,000	$75,000	$-	$74,357
Corporate Credit Facility	475,000	250,000	225,000	246,765
Revolving Funding Facility	600,000	420,000	180,000	415,254
Revolving Funding Facility II	150,000	113,000	37,000	111,749
Total debt	$1,300,000	$858,000	$442,000	$848,125

(1)	The amounts available under the Company’s credit facilities do not reflect any limitations related to each borrowing base as of December 31, 2024.

(2)	The carrying value of the Notes, Corporate Credit Facility, Revolving Funding Facility and Revolving Funding Facility II are presented net of deferred financing costs totaling $9,875.

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

For the three and nine months ended September 30, 2025 and 2024, the components of interest expense were as follows:

	For the three months ended
	September 30, 2025	September 30, 2024
Interest expense	$19,227	$15,122
Amortization of debt issuance costs	980	947
Total interest expense	$20,207	$16,069
Average interest rate	7.1%	8.6%
Average borrowings	$1,110,174	$731,272

	For the nine months ended
	September 30, 2025	September 30, 2024
Interest expense	$52,881	$42,193
Amortization of debt issuance costs	2,835	2,771
Total interest expense	$55,716	$44,964
Average interest rate	7.2%	8.8%
Average borrowings	$1,017,821	$668,219

Note 7. Common Stock and Share Transactions

As of September 30, 2025, the Company had 100,000,000 shares of common stock authorized and 69,764,799 shares outstanding. As of September 30, 2025, KAPC Investment Holdings, L.P., a controlled affiliate of Kayne Anderson, owned 957,217 shares of the Company. These shares were purchased on May 22, 2024 in conjunction with the Company’s IPO.

Common Stock Issuances

The following table summarizes the number of common stock shares issued and aggregate proceeds received from such issuances related to the Company’s capital call notices pursuant to subscription agreements with investors for the nine months ended September 30, 2024. On May 24, 2024, the Company completed its IPO and began trading on the NYSE under the ticker symbol “KBDC.”

For the nine months ended September 30, 2024
	Offering		Aggregate
	price per	Common stock	offering
Common stock issue date	share	shares issued	amount
February 14, 2024	$16.74	7,089,771	$118,689
April 2, 2024	$16.63	16,232,415	269,945
May 24, 2024	$16.63	6,000,000	99,780
Total common stock issued		29,322,186	$488,414

Share Repurchase Plan

On May 21, 2024, the Company entered into a share repurchase plan, or the Company 10b5-1 Plan, to acquire up to $100,000 in the aggregate of the Company’s Common Stock at prices below the Company’s net asset value per share over a specified period, in accordance with the guidelines specified in Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The Company 10b5-1 Plan was approved by the Board of Directors on March 6, 2024. The Company 10b5-1 Plan requires Morgan Stanley Corporation as the Company’s agent, to repurchase Common Stock on its behalf when the market price per share is below the most recently reported net asset value per share (including any updates, corrections or adjustments publicly announced by the Company to any previously announced net asset value per share, including any distributions declared). Under the Company 10b5-1 Plan, the volume of purchases would be expected to increase as the price of the Company’s Common Stock declines, subject to volume restrictions. The timing and amount of any share repurchases will depend on the terms and conditions of the Company 10b5-1 Plan, the market price of the Company’s Common Stock and trading volumes, and no assurance can be given that Common Stock be repurchased in any particular amount or at all. The repurchase of shares pursuant to the Company 10b5-1 Plan is intended to satisfy the conditions of Rule 10b5-1 and Rule 10b-18 under the Exchange Act, and will otherwise be subject to applicable law, including Regulation M, which may prohibit repurchases under certain circumstances. The Company 10b5-1 Plan commenced on July 23, 2024.

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

On May 1, 2025, the Board of Directors of the Company authorized an amendment to the Company 10b5-1 Plan to extend the expiration to May 24, 2026. Under the amended and restated plan (effective May 25, 2025), the Company may repurchase up to $100,000 of the outstanding common stock in the open market at a price per share that meets certain thresholds below its net asset value per share. The Company 10b5-1 Plan will terminate upon the earliest to occur of (i) the close of business on May 24, 2026, (ii) the end of the trading day on which the aggregate purchase price for all shares purchased under the Company 10b5-1 Plan equals $100,000 and (iii) the occurrence of certain other events described in the Company 10b5-1 Plan.

For the nine months ended September 30, 2025, the agent has repurchased shares of common stock pursuant to the Company 10b5-1 Plan as follows:

Period	Total number of shares repurchased	Average price paid per share	Approximate dollar value of shares that have been purchased under the plan	Approximate dollar value of shares that may yet be purchased under the plan
March 1 - 31, 2025	23,688	$16.23	$384	$98,090
April 1 - 30, 2025	304,967	$15.46	4,714	$93,377
May 1 - 24, 2025	178,981	$15.85	2,837	$90,539
May 25 - 31, 2025	804	$15.67	13	$99,987
June 1 - 30, 2025	77,231	$15.61	1,205	$98,782
July 1 - 31, 2025	83,982	$15.58	1,309	$97,473
August 1 - 31, 2025	273,807	$15.22	4,166	$93,307
September 1 - 30, 2025	592,402	$14.26	8,446	$84,862
Total stock repurchased	1,535,862		$23,074

Dividends and Dividend Reinvestment

The following tables summarize the dividends declared and payable by the Company for the nine months ended September 30, 2025 and 2024. For the nine months ended September 30, 2025, both of the $0.10 per share dividend with payment dates of March 18, 2025 and June 24, 2025 were the final two of three special dividends declared by the Board of Directors in conjunction with the Company’s IPO in May 2024.

For the nine months ended September 30, 2025
Dividend	Dividend	Dividend	Dividend
declaration	record	payment	per
date	date	date	share
May 8, 2024	March 3, 2025	March 18, 2025	$0.10
March 3, 2025	March 31, 2025	April 15, 2025	0.40
May 8, 2024	June 9, 2025	June 24, 2025	0.10
May 1, 2025	June 30, 2025	July 16, 2025	0.40
August 5, 2025	September 30, 2025	October 16, 2025	0.40
Total dividends declared			$1.40

For the nine months ended September 30, 2024
Dividend	Dividend	Dividend	Dividend
declaration	record	payment	per
date	date	date	share
March 6, 2024	March 29, 2024	April 17, 2024	$0.40
May 8, 2024	June 28, 2024	July 15, 2024	0.40
August 7, 2024	September 30, 2024	October 15, 2024	0.40
Total dividends declared			$1.20

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

The following tables summarize the amounts received and shares of common stock issued to shareholders pursuant to the Company’s dividend reinvestment plan (“DRIP”) for the nine months ended September 30, 2025 and 2024. See Note 12 – Subsequent Events.

For the nine months ended September 30, 2025
Dividend	Dividend	DRIP
record	payment	shares	DRIP
date	date	issued	value
December 31, 2024	January 15, 2025	205,626	$3,434
March 3, 2025	March 18, 2025	35,346	593
March 31, 2025	April 15, 2025	-	-
June 9, 2025	June 24, 2025	-	-
June 30, 2025	July 16, 2025	-	-
		240,972	$4,027

For the dividend paid on January 15, 2025, the DRIP value was $3,923. Of this amount, $3,434 was reinvested into the Company through the issuance of 205,626 shares of common stock and $489 was fulfilled through open market purchases of common stock.

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

For the dividend paid on October 16, 2025, the DRIP value was $174 and was fulfilled through open market purchases of common stock. This DRIP is excluded from the table above, as the DRIP share activity was after September 30, 2025.

For the nine months ended September 30, 2024
Dividend	Dividend	DRIP
record	payment	shares	DRIP
date	date	issued	value
December 29, 2023	January 16, 2024	95,791	$1,573
March 29, 2024	April 17, 2024	94,816	1,577
June 28, 2024	July 15, 2024	-	-
		190,607	$3,150

For the dividend paid on July 15, 2024, the DRIP value was $4,431 and was fulfilled through open market purchases of common stock.

For the dividend paid on October 15, 2024, the DRIP value was $4,521 and was fulfilled through open market purchases of common stock. These shares are excluded from the table above, as the DRIP share activity was after September 30, 2024.

On May 8, 2024, in conjunction with the Company’s IPO, the Board of Directors declared the following special dividends:

Record date	Pay date	Special Dividend
December 5, 2024	December 20, 2024	$0.10
March 3, 2025	March 18, 2025	$0.10
June 9, 2025	June 24, 2025	$0.10

Note 8. Commitments and Contingencies

The Company had an aggregate of $277,067 and $186,282, respectively, of unfunded commitments, including $167,972 and $126,738, respectively, of unfunded commitments on revolvers, to provide debt financing to its portfolio companies as of September 30, 2025 and December 31, 2024. These commitments are not reflected in the Company’s consolidated statement of assets and liabilities but are generally incorporated into the Company’s determination of its liquidity. Consequently, such commitments result in an element of credit risk in excess of the amount recognized in the Company’s consolidated statement of assets and liabilities.

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

A summary of the composition of the unfunded commitments as of September 30, 2025 and December 31, 2024 is shown in the table below.

	As of	As of
	September 30, 2025	December 31, 2024
Aegis Toxicology Sciences Corporation	$5,769	$-
AeriTek Global Holdings LLC	701	-
Alcami Corporation	1,565	1,447
Allcat Claims Service, LLC	17,407	10,803
Allentown, LLC	928	663
American Equipment Holdings LLC	2,648	2,922
American Soccer Company, Incorporated (SCORE)	-	2,601
Arborworks Acquisition, LLC	1,219	1,792
Basel U.S. Acquisition Co., Inc. (IAC)	-	2,930
Bloomington Holdco, LLC (BW Fusion)	6,421	6,421
BLP Buyer, Inc. (Bishop Lifting Products)	1,771	2,878
Brightview, LLC	155	-
Carton Packaging Buyer, Inc. (Century Box)	2,848	2,848
CCFF Buyer, LLC (California Custom Fruits & Flavors, LLC)	9,812	9,812
CGI Automated Manufacturing, LLC	272	2,242
CI (MG) Group, LLC (Mariani Premier Group)	10,229	-
City Line Distributors LLC	2,530	2,530
CMT Intermediate Holdings, LLC (Capital Machine Technologies)	3,803	-
CREO Group Inc. (HMS Manufacturing)	1,902	-
Curio Brands, LLC	2,605	1,719
Del-Air Heating, Air Conditioning & Refrigeration, LLC	4,215	-
DISA Holdings Corp.	1,924	3,331
Diverzify Intermediate, LLC	3,155	3,155
DRS Holdings III, Inc. (Dr. Scholl’s)	310	310
Eastern Wholesale Fence	-	198
ECS Opco 1, LLC (Spectrum Vascular)	2,540	-
Energy Acquisition LP (Electrical Components International, Inc. - ECI)	-	1,442
Envirotech Services, LLC	6,746	6,746
Eppinger Technologies, LLC	1,134	1,145
Fastener Distribution Holdings, LLC	4,610	7,502
Foundation Consumer Brands, LLC	577	577
Fralock Buyer LLC	500	-
Guardian Dentistry Practice Management, LLC	773	773
Gulf Pacific Acquisition, LLC	899	1,798
Gusmer Enterprises, Inc.	3,256	3,676
Home Brands Group Holdings, Inc. (ReBath)	2,099	2,099
I.D. Images Acquisition, LLC	2,020	2,020
IF&P Foods, LLC (FreshEdge)	2,165	2,813
Improving Acquisition LLC	1,504	1,672
Integrated Dermatology LLC	12,486	-
J&K Ingredients, LLC	1,890	-
KAMC Holdings, Inc. (Franklin Energy)	1,365	-
Krayden Holdings, Inc.	1,519	5,438
Lakewood Acquisition Corporation (R&B Wholesale)	10,305	-
LEM Buyer, Inc. (CFS Technologies Intermediate, Inc.)	1,885	-
Light Wave Dental Management, LLC	1,501	4,171
LSL Industries, LLC	5,224	5,224
MacNeill Pride Group	2,397	1,798
ML Buyer, LLC (Mama Lycha Foods, LLC)	3,552	3,991
Monza Purchaser, LLC (Smyth)	6,990	-
MRC Keystone Acquisition LLC (Automated Handing Solutions)	3,864	3,864
NMA Holdings, LLC (Neuromonitoring Associates)	6,686	7,459
OAO Acquisitions, Inc. (BearCom)	2,482	2,482
Phoenix YW Buyer, Inc. (Elida Beauty)	1,960	1,960
Pixel Intermediate, LLC	-	1,482
PMFC Holding, LLC	445	-
Redwood MSO, LLC (Smile Partners)	1,896	2,784
Refocus Management Services, LLC	7,792	6,269
Regiment Security Partners LLC	776	104
RMH Systems, LLC	7,964	-
The Robinette Company	5,047	5,047
Ruff Roofers Buyer, LLC	10,065	7,138
SGCP Intermediate, Inc. (SG Credit)	26,000	-
Siegel Egg Co., LLC	-	501
Silk Holdings III Corp. (Suave)	4,300	6,667
Speedstar Holding LLC	666	666
Spinrite Inc.	3,399	-
Sundance Holdings Group, LLC	377	-
Superior Intermediate LLC (Landmark Structures)	10,006	10,006
Tapco Buyer LLC	10,120	9,435
TL Atlas Merger Sub Corp. (Zep)	4,023	-
Trademark Global LLC	480	480
United Titanium, LLC	4,343	-
US Anchors Group, Inc. (Mechanical Plastics Corp.)	3,335	2,819
Vehicle Accessories, Inc.	-	2,064
Workholding US Holdings, LLC (Forkardt Hardinge)	555	3,144
Worldwide Produce Acquisition, LLC	360	424
Total unfunded commitments	$277,067	$186,282

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2025 and December 31, 2024, management was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

Note 9. Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of September 30, 2025 and 2024, there were no dilutive shares.

The following table sets forth the computation of basic and diluted earnings per share of common stock for the three and nine months ended September 30, 2025 and 2024.

	For the three months ended		For the nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

Net increase (decrease) in net assets resulting from operations	$24,613	$37,556	$71,738	$96,491
Weighted average shares of common stock outstanding - basic and diluted	70,430,331	71,083,885	70,852,621	61,321,163
Earnings (loss) per share of common stock - basic and diluted	$0.35	$0.53	$1.01	$1.57

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

Note 10. Financial Highlights

The following per share of common stock data has been derived from information provided in the unaudited financial statements. The following is a schedule of financial highlights for the nine months ended September 30, 2025 and 2024.

	For the nine months ended September 30,
	(amounts in thousands, except share and per share amounts)
Per Common Share Operating Performance (1)	2025	2024
Net Asset Value, Beginning of Period	$16.70	$16.42

Results of Operations:
Net Investment Income	1.23	1.55
Net Realized and Unrealized Gain (Loss) on Investments(2)	(0.22)	0.04
Net Increase (Decrease) in Net Assets Resulting from Operations	1.01	1.59

Dividends to Common Stockholders
Dividends	(1.40)	(1.20)
Net Decrease in Net Assets Resulting from Dividends	(1.40)	(1.20)

Capital Share Transactions
Issuance of Common Stock, net of Underwriting and Offering Costs	-	(0.11)
Repurchase of Common Stock	0.03	-
Net Increase (Decrease) Resulting from Capital Share Transactions	0.03	(0.11)
Net Asset Value, End of Period	$16.34	$16.70
Per Share Market Value, End of Period	$13.32	$16.21

Shares Outstanding, End of Period	69,764,799	71,047,779

Ratio/Supplemental Data
Net assets, end of period	$1,140,096	$1,186,205
Weighted-average shares outstanding	70,852,621	61,321,163
Total Return based on net asset value(3)	7.1%	9.4%
Total Return based on market value(4)	(11.9)%	2.4%
Portfolio turnover	19.5%	12.5%
Ratio of operating expenses to average net assets before waivers(5)	10.2%	10.1%
Ratio of operating expenses to average net assets with waiver(5)	9.9%	8.5%
Ratio of net investment income (loss) to average net assets(5)	10.0%	13.2%

(1)	The per common share data was derived by using weighted average shares outstanding.

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

(2)	Realized and unrealized gains and losses per share in this caption are balancing amounts necessary to reconcile the change in net asset value per share for the period and may not be consistent or reconcile with the aggregate gains and losses in the Consolidated Statement of Operations due to the timing of share transactions during the period. For the nine months ended September 30, 2025, includes $0.02 per share of deferred income tax expense on unrealized appreciation on investments.

(3)	Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share (if any), divided by the beginning NAV per share. The calculation also assumes reinvestment of dividends at actual prices pursuant to the Company’s dividend reinvestment plan. Total return is not annualized.

(4)	Total return based on market value is calculated as the change in market value per share during the respective periods, plus distributions per share, if any, divided by the beginning market value per share. The calculation also assumes reinvestment of dividends at actual prices pursuant to the Company’s dividend reinvestment plan.

(5)	Ratio is annualized.

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

On October 15, 2025, the Company completed a private placement offering of $200,000 of senior unsecured notes (the “Series C, D and E Notes”). The private placement consisted of $40,000 of floating rate Series C Notes with an interest rate of SOFR plus 2.32% per annum due June 2028; $60,000 of 5.80% Series D Notes due June 2028 and $100,000 of 6.15% Series E Notes due October 2030. Net proceeds from the offering were used to refinance existing debt and for general corporate purposes.

In connection with the Series D and Series E Notes, the Company entered into interest rate swaps to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio, which consists of predominantly floating rate loans. Under the interest rate swap agreement related to the Series D Notes, the Company receives a fixed interest rate of 5.80% per annum and pays a floating interest rate of SOFR plus 2.37% per annum on the $60,000 of the Series D Notes. Under the interest rate swap agreement related to the Series E Notes, the Company receives a fixed interest rate of 6.15% per annum and pays a floating interest rate of SOFR plus 2.6565% per annum on the $100,000 of the Series E Notes. The Company designated each interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.

On October 16, 2025, the Company paid a regular dividend of $0.40 per share to each common stockholder of record as of September 30, 2025. The total dividend was $27,927, and, of this amount, $174 was DRIP which was fulfilled through open market purchases of common stock.

On November 4, 2025, the Board of Directors of the Company declared a regular dividend to common stockholders in the amount of $0.40 per share. The regular dividend of $0.40 per share will be paid on January 16, 2026 to stockholders of record as of the close of business on December 31, 2025, payable in cash or shares of common stock of the Company pursuant to the Company’s Dividend Reinvestment Plan, as amended.

From October 1, 2025 to November 5, 2025, the Company’s agent repurchased 1,369,049 shares of common stock at an average price of $13.99 per share for a total amount of $19,153. As of November 5, 2025, $65,709 remains for repurchase under the Company’s amended 10b5-1 Plan.

On November 10, 2025, the Company issued a press release announcing that the Board of Directors of the Company appointed Frank P. Karl as President and appointed Andy Wedderburn-Maxwell as Senior Vice President.

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

The Advisor executes on our investment objective by (1) accessing the established loan sourcing channels developed by KAPC, which includes an extensive network of private equity firms, other middle market lenders, financial advisors, intermediaries and management teams, (2) selecting investments within our middle market company focus, (3) implementing KAPC’s underwriting process and (4) drawing upon its experience and resources and the broader Kayne Anderson network. KAPC was established in 2011 and manages (directly and through affiliates) assets under management (“AUM”) of approximately $7.5 billion related to middle market private credit as of September 30, 2025.

Recent Developments

On October 15, 2025, we completed a private placement offering of $200 million of senior unsecured notes (the “Series C, D and E Notes”). The private placement consisted of $40 million of floating rate Series C Notes with an interest rate of SOFR plus 2.32% per annum due June 2028; $60 million of 5.80% Series D Notes due June 2028 and $100 million of 6.15% Series E Notes due October 2030. Net proceeds from the offering were used to refinance existing debt and for general corporate purposes.

In connection with the Series D and Series E Notes, we entered into interest rate swaps to more closely align the interest rates of our liabilities with our investment portfolio, which consists of predominantly floating rate loans. Under the interest rate swap agreement related to the Series D Notes, we receive a fixed interest rate of 5.80% per annum and pays a floating interest rate of SOFR plus 2.37% per annum on the $60 million of the Series D Notes. Under the interest rate swap agreement related to the Series E Notes, we receive a fixed interest rate of 6.15% per annum and pays a floating interest rate of SOFR plus 2.6565% per annum on the $100 million of the Series E Notes. We designated each interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.

On October 16, 2025, we paid a regular dividend of $0.40 per share to each common stockholder of record as of September 30, 2025. The total dividend was $27.9 million and, of this amount, $0.2 million was DRIP which was fulfilled through open market purchases of common stock.

On November 4, 2025, our Board of Directors declared a regular dividend to common stockholders in the amount of $0.40 per share. The regular dividend of $0.40 per share will be paid on January 16, 2026 to stockholders of record as of the close of business on December 31, 2025.

From October 1, 2025 to November 5, 2025, our agent repurchased 1,369,049 shares of common stock at an average price of $13.99 per share for a total amount of $19.2 million. As of November 5, 2025, $65.7 million remains for repurchase under our initial stock repurchase plan.

On November 10, 2025, we announced that our Board of Directors appointed Frank P. Karl as President and appointed Andy Wedderburn-Maxwell as Senior Vice President.

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

As of September 30, 2025, we had investments in 108 portfolio companies with an aggregate fair value of approximately $2,256 million, and unfunded commitments to these portfolio companies of $277 million, and our portfolio consisted of 93.7% first lien senior secured loans, 4.6% subordinated debt and 1.7% equity investments. As of September 30, 2025, the weighted average remaining term of our debt investments was 3.3 years based on principal amount.

As of September 30, 2025, we held investments in broadly syndicated loans in 7 portfolio companies with an aggregate principal amount of $67 million. Our investments in broadly syndicated loans were made in anticipation of the receipt of proceeds from our final capital call and our IPO which closed during the second quarter of 2024. We expect to rotate out of these investments over coming quarters to invest in private middle market loans consistent with our principal strategy. We have presented certain portfolio-related information below for our private middle market loans and broadly syndicated loans separately and on a combined basis for ease of reference.

As of September 30, 2025, 96% of our debt investments had floating interest rates. Our weighted average yields for debt investments were as follows:

	Excluding Non-Income Producing Debt Investments		Including Non-Income Producing Debt Investments
	Fair Value	Amortized Cost	Fair Value	Amortized Cost

Private middle market loans	10.7%	10.8%	10.5%	10.5%
Broadly syndicated loans	6.7%	6.6%	6.7%	6.6%
Total debt investments	10.6%	10.7%	10.4%	10.4%

As of September 30, 2025, our portfolio was invested across 26 different industries (Global Industry Classification “GICS”, Level 3 – Industry). The largest industries in our portfolio as of September 30, 2025 were Trading Companies & Distributors, Commercial Services & Supplies, Health Care Providers & Services and Food Products, which represented, as a percentage of our portfolio of long-term investments, 13.8%, 12.0%, 10.4% and 9.4%, respectively, based on fair value. We are generalist investors and the mix of industries represented by our portfolio companies will vary over time.

As of September 30, 2025, our average position size based on total investment commitments (at the portfolio company level) was $23.8 million.

As of September 30, 2025, the weighted average and median last twelve months (“LTM”) EBITDA of our portfolio companies were as follows:

●	private middle market loans were $56.5 million and $34.5 million, respectively, based on fair value[1,2]

●	broadly syndicated loans were $2,114.2 million and $1,913.0 million, respectively, based on fair value; and

●	total investments were $124.3 million and $35.1 million, respectively, based on fair value[1,2]

As of September 30, 2025, the weighted average loan-to-enterprise-value (“LTEV”) of our debt investments at the time of our initial investment was as follows:

●	private middle market loans was 43.5%, based on par[1,2]

●	broadly syndicated loans was 35.5%, based on par

●	total investments was 43.2%, based on par[1,2] and

●	LTEV represents the total par value of our debt investment relative to our estimate of the enterprise value of the underlying borrower

As of September 30, 2025, we had five debt investments on non-accrual status, which represented 1.4% and 2.5% total debt investments at fair value and cost, respectively.

As of September 30, 2025, our portfolio companies’ weighted average leverage ratios and weighted average interest coverage ratios (the calculations of which are based on the most recent quarter end or latest available information from the portfolio companies) were as follows:

●	private middle market loans were 4.5x and 2.3x, respectively, based on fair value[1,2]

●	broadly syndicated loans were 2.8x and 4.2x, respectively, based on fair value; and

●	total investments were 4.4x and 2.4x, respectively, based on fair value[1,2]

As of September 30, 2025, the percentage of our debt investments including at least one financial maintenance covenant was as follows:

●	private middle market loans was 100.0% based on fair value[1,2]

●	broadly syndicated loans was 0%, based on fair value; and

●	total investments was 96.7%, based on fair value[1,2]

[1]	Excludes investments on watch list, which represent 3.4% of the total fair value of debt investments as of September 30, 2025.
[2]	Excludes debt investments of BC CS 2, L.P. (Cuisine Solutions, Inc.), SGCP Partners, Inc. (SG Credit) and M2S Group Intermediate Holdings, Inc., which represent 6.3% of the total fair value of debt investments as of September 30, 2025.

Our investment activity for the three months ended September 30, 2025 and 2024 is presented below (information presented herein is at par value unless otherwise indicated).

	For the three months ended September 30,
	2025 ($ in millions)	2024 ($ in millions)

New investments:
Gross new investments commitments	$295.5	$182.6
Less: investment commitments sold down, exited or repaid(1)	(182.1)	(82.5)
Net investment commitments	$113.4	100.1

Principal amount of investments funded(2):
Private credit investments	$261.6	$183.8
Broadly syndicated loans	-	-
Preferred equity investments	-	-
Common equity investments	12.0	0.8
Total principal amount of investments funded	$273.6	$184.6

Principal amount of investments sold / repaid (2):
Private credit investments	$(73.5)	$(82.8)
Broadly syndicated loans	(113.0)	(2.2)
Common equity investments	-	-
Total principal amount of investments sold or repaid	$(186.5)	$(85.0)

Number of new private credit debt investment commitments	13	14
Average new private credit debt investment commitment amount	$21.8	$12.8
Number of new broadly syndicated loan commitments	-	-
Average new broadly syndicated loan commitment amount	$-	$-
Weighted average maturity for new debt investment commitments(3)	4.7 years	4.9 years
Percentage of new debt investment commitments at floating rates	59.8%	100.0%
Percentage of new debt investment commitments at fixed rates	40.2%	0.0%
Weighted average interest rate of new private credit debt investment commitments(4)	10.3%	10.7%
Weighted average interest rate of new broadly syndicated loan commitments(4)	0.0%	-
Weighted average interest rate on debt investments sold or paid down(5)	8.4%	11.6%

(1)	Does not include repayments on revolving loans, which may be redrawn.

(2)	Does not include restructured activity. For common equity investments, amount represents cost.

(3)	For undrawn delayed draw term loans, the maturity date used is that of the associated term loan.

(4)	Based on the rate in effect at September 30, 2025 per our Consolidated Schedule of Investments for new debt commitments entered into during the quarter.

(5)	Based on the underlying rate if still held at September 30, 2025. For those investments sold or paid down in full during the year, based on the rate in effect at the time of sale or paid down.

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

The table below sets forth our fair value of debt investments and number of portfolio companies, including percentage of each total, that are on watch list as of September 30, 2025 and December 31, 2024. This table excludes equity investments.

As of September 30, 2025				As of December 31, 2024
Fair Value ($ in millions)%		Number of Companies	%	Fair Value ($ in millions)%		Number of Companies	%
$74.3	3.4%	7	6.5%	$69.4	3.5%	5	4.5%

We use Global Industry Classification Standards (GICS), Level 3 – Industry, for classifying the industry groupings of our portfolio companies. The table below describes long-term investments by industry composition based on fair value as of September 30, 2025 and December 31, 2024.

	September 30, 2025	December 31, 2024

Trading companies & distributors	13.8%	15.1%
Commercial services & supplies	12.0%	11.7%
Health care providers & services	10.4%	8.4%
Food products	9.4%	10.0%
Containers & packaging	9.0%	7.5%
Machinery	6.8%	3.7%
Professional services	5.6%	4.7%
Personal care products	4.5%	3.7%
Financial services(1)	4.4%	-%
Aerospace & defense	3.0%	4.4%
Leisure products	2.8%	3.2%
Chemicals	2.5%	1.1%
Household products	2.3%	0.8%
Textiles, apparel & luxury goods	1.8%	2.1%
Automobile components	1.7%	3.6%
Building products	1.6%	2.3%
IT services	1.5%	1.7%
Wireless telecommunication services	1.4%	1.5%
Health care equipment & supplies	1.1%	1.4%
Insurance	1.0%	2.0%
Household durables	0.8%	1.0%
Pharmaceuticals	0.8%	1.8%
Specialty retail	0.8%	2.1%
Biotechnology	0.5%	0.6%
Diversified telecommunication services	0.5%	1.5%
Hotels, restaurants & leisure	-%	1.4%
Media	-%	0.8%
Diversified consumer services	-%	0.1%
Construction materials	-%	0.7%
Semiconductors & semiconductor equipment	-%	0.6%
Electrical equipment	-%	0.5%
	100.0%	100.0%

(1)	Includes our debt and equity investment in SGCP Partners, Inc. (SG Credit), through investments in SGCP Intermediate, Inc. and SGCP Holdings, LLC, an asset based lending platform company, where the Company has a minority investment.

Results of Operations

For the three and nine months ended September 30, 2025 and 2024, our total investment income was derived from our portfolio of investments.

The following table represents the operating results for the three and nine months ended September 30, 2025 and 2024.

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
	($ in millions)	($ in millions)	($ in millions)	($ in millions)
Total investment income	$61.3	$57.8	$173.9	$156.7
Less: Net expenses	(31.3)	(20.7)	(86.4)	(61.5)
Net investment income	30.0	37.1	87.5	95.2
Net realized gains (losses) on investments	(0.0)	-	0.5	(0.1)
Net change in unrealized gains (losses) on investments	(5.0)	0.5	(15.0)	1.4
Income tax (expense) benefit on unrealized appreciation/depreciation on investments	(0.4)	-	(1.3)	-
Net increase (decrease) in net assets resulting from operations	$24.6	$37.6	$71.7	$96.5

Investment Income

Investment income for the three and nine months ended September 30, 2025 totaled $61.3 million and $173.9 million, respectively, and consisted primarily of interest income on our debt investments. Investment income for the three and nine months ended September 30, 2024 totaled $57.8 million and $156.7 million, respectively, and consisted primarily of interest income on our debt investments. For the three and nine months ended September 30, 2025, we had $2.1 million and $4.5 million, respectively, of PIK interest included in interest income. For the three and nine months ended September 30, 2024 we had $1.5 million and $2.1 million, respectively, of PIK interest included in interest income. As of September 30, 2025, we had five debt investments on non-accrual status. As of September 30, 2024, we had two debt investment on non-accrual status.

Expenses

Operating expenses for the three and nine months ended September 30, 2025 and 2024 were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
	($ in millions)	($ in millions)	($ in millions)	($ in millions)
Interest and debt financing expenses	$20.2	$16.1	$55.7	$45.0
Management fees	5.6	4.7	16.1	12.5
Incentive fees	4.4	5.6	13.4	12.3
Directors fees	0.1	0.1	0.5	0.5
Other operating expenses	1.0	1.0	2.8	2.6
Total expenses	31.3	27.5	88.5	72.9
Management fee waiver	-	(1.2)	(2.1)	(1.7)
Incentive fee waiver (Note 3)	-	(5.6)	-	(9.7)
Net expenses	$31.3	$20.7	$86.4	$61.5

Net Realized Gains (Losses) on Investments

During the three and nine months ended September 30, 2025, we had realized losses of less than $0.1 million and realized gains of $0.5 million, respectively, on our investments. During the three and nine months ended September 30, 2024, we had realized losses of zero and $0.1 million, respectively, on our investments.

Net Unrealized Gains (Losses) on Investments

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the three and nine months ended September 30, 2025 and 2024, net unrealized gains (losses) on our investment portfolio were comprised of the following:

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
	($ in millions)	($ in millions)	($ in millions)	($ in millions)
Unrealized gains on investments	$9.3	$8.0	$19.7	$14.9
Unrealized (losses) on investments	$(14.3)	(7.5)	(34.7)	(13.5)
Net change in unrealized gains (losses) on investments	$(5.0)	$0.5	$(15.0)	$1.4

For the three and nine months ended September 30, 2025, we had a deferred income tax expense of $0.4 million and $1.3 million, respectively, related to our net unrealized gain on our investments in KABDC Corp, LLC, a wholly owned subsidiary, that has elected to be treated as a corporation for U.S. tax purposes. In addition, our net deferred tax liability of $2.0 million is included in accrued expenses and other liabilities of our Consolidated Statement of Assets and Liabilities as of September 30, 2025.

For the three-month periods ended September 30, 2025 and 2024, the top five largest contributors to the change in unrealized gains and the top five largest contributors to the change in unrealized losses on investments, and the remaining unrealized gains and losses from other portfolio companies, are presented in the following tables.

For the three months ended
September 30, 2025
($ in millions)
Portfolio Company
SGCP Intermediate, Inc. (SG Credit)	$1.9
Arborworks Acquisition, LLC	1.3
Integrated Dematology LLC	0.6
Dusk Acquisition II Corporation (Motors & Armatures, Inc. – MARS)	0.4
J&K Ingredients, LLC	0.3
Other portfolio companies unrealized gains	4.8
Other portfolio companies unrealized (losses)	(6.7)
BEL USA, LLC	(0.8)
Pixel Intermediate, LLC	(0.9)
TG Parent Newco LLC (Trademark Global LLC)	(1.5)
Siegel Egg Co., LLC	(1.6)
American Soccer Company, Incorporated (SCORE)	(2.8)
Total Change in Unrealized Gain (Loss), net	$(5.0)

For the three months ended
September 30, 2024
($ in millions)
Portfolio Company
American Soccer Company, Incorporated (SCORE)	$1.6
WAM CR Acquisition, Inc. (Wolverine)	0.8
M2S Group Intermediate Holdings, Inc.	0.8
Dusk Acquisition II Corporation (Motors & Armatures, Inc. – MARS)	0.7
Arborworks Acquisition LLC	0.5
Other portfolio companies unrealized gains	3.6
Other portfolio companies unrealized (losses)	(4.9)
BR PJK Produce, LLC (Keany)	(0.4)
Sundance Holdings Group, LLC	(0.5)
Centerline Communications, LLC	(0.5)
Trademark Global LLC	(0.6)
Siegel Egg Co., LLC	(0.6)
Total Change in Unrealized Gain (Loss), net	$0.5

For the nine-month periods ended September 30, 2025 and 2024, the top five largest contributors to the change in unrealized gains and the top five largest contributors to the change in unrealized losses on investments, and the remaining unrealized gains and losses from other portfolio companies, are presented in the following tables.

For the nine months ended
September 30, 2025
($ in millions)
Portfolio Company
Arborworks Acquisition, LLC	$3.9
SGCP Intermediate, Inc. (SG Credit)	1.9
Lakewood Acquisition Corporation (R&B Wholesale)	1.3
Olibre Borrower LLC (Revelyst)	1.1
NMA Holdings, LLC (Neuromonitoring Associates)	0.8
Other portfolio companies unrealized gains	10.7
Other portfolio companies unrealized (losses)	(14.4)
BEL USA, LLC	(1.5)
American Soccer Company, Incorporated (SCORE)	(3.0)
TG Parent Newco LLC (Trademark Global LLC)	(3.5)
Siegel Egg Co., LLC	(5.0)
Sundance Holdings Group, LLC	(7.3)
Total Change in Unrealized Gain (Loss), net	$(15.0)

For the nine months ended
September 30, 2024
($ in millions)
Portfolio Company
American Soccer Company, Incorporated (SCORE)	$1.2
CCFF Buyer, LLC (California Custom Fruits & Flavors, Inc.)	0.9
Energy Acquisition LP (Electrical Components International, Inc. - ECI)	0.8
Envirotech Services, LLC	0.8
WAM CR Acquisition, Inc. (Wolverine)	0.8
Other portfolio companies unrealized gains	10.4
Other portfolio companies unrealized (losses)	(7.9)
Virgin Media Bristor LLC	(0.6)
Gulf Pacific Holdings, LLC	(0.7)
Sundance Holdings Group, LLC	(0.8)
Siegel Egg Co., LLC	(1.5)
Trademark Global LLC	(2.0)
Total Change in Unrealized Gain (Loss), net	$1.4

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

We finance our investments with leverage in the form of borrowings under credit facilities and issuances of senior unsecured notes. We also intend to further borrow under credit facilities and/or issue senior unsecured notes in the future in order to finance our investments. In accordance with the 1940 Act, we are required to meet a coverage ratio of total assets (less total liabilities other than indebtedness) to total borrowings and other senior securities (and any preferred stock that we may issue in the future) of at least 150%. If this ratio declines below 150%, we cannot incur additional leverage and could be required to sell a portion of our investments to repay some leverage when it is disadvantageous to do so. As of September 30, 2025 and December 31, 2024, our asset coverage ratios were 199% and 238%, respectively. We currently intend to target asset coverage of 200% to 180% (which equates to a debt-to-equity ratio of 1.0x to 1.25x) but may alter this target based on market conditions.

Over the next twelve months, we expect that cash and cash equivalents, taken together with our available capacity under our credit facilities, will be sufficient to conduct anticipated investment activities. Beyond twelve months, we expect that our cash and liquidity needs will continue to be met by cash generated from our ongoing operations as well as financing activities.

As of September 30, 2025, we had $75 million Notes outstanding, $1,078 million borrowed under our credit facilities and cash and cash equivalents of $46.1 million (including investments in money market funds). As of that date, we had $322 million of undrawn commitments available on our credit facilities (subject to borrowing base restrictions and other conditions). As of November 5, 2025, we had $275 million Notes outstanding, $932 million borrowed under our credit facilities and cash and cash equivalents of $46.0 million (including investments in money market funds).

Senior Unsecured Notes

As of September 30, 2025, we have $75 million of senior unsecured notes outstanding, with $25 million of 8.65% Series A Notes due June 2027 (the “Series A Notes”) and $50 million of 8.74% Series B Notes due June 2028 (the “Series B Notes”, and collectively with the Series A Notes, the “Notes”).

On October 15, 2025, we completed a private placement offering of $200 million of senior unsecured notes (the “Series C, D and E Notes”). The private placement consisted of $40 million of floating rate Series C Notes with an interest rate of SOFR plus 2.32% per annum due June 2028; $60 million of 5.80% Series D Notes due June 2028 and $100 million of 6.15% Series E Notes due October 2030. Net proceeds from the offering were used to refinance existing debt and for general corporate purposes.

In connection with the Series D and Series E Notes, we entered into interest rate swaps to more closely align the interest rates of our liabilities with the our investment portfolio, which consists of predominantly floating rate loans. Under the interest rate swap agreement related to the Series D Notes, we receive a fixed interest rate of 5.80% per annum and pays a floating interest rate of SOFR plus 2.37% per annum on the $60 million of the Series D Notes. Under the interest rate swap agreement related to the Series E Notes, we receive a fixed interest rate of 6.15% per annum and pays a floating interest rate of SOFR plus 2.6565% per annum on the $100 million of the Series E Notes. We designated each interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.

Credit Facilities

Corporate Credit Facility: We are party to a senior secured revolving credit facility (the “Corporate Credit Facility”), that has a total commitment of $475 million. The facility’s commitment termination date and the final maturity date are November 22, 2028 and November 22, 2029, respectively. The Corporate Credit Facility also provided for a feature that allows us, under certain circumstances, to increase the overall size of the Corporate Credit Facility to a maximum of $600 million. The interest rate on the Corporate Credit Facility is equal to Term SOFR (a forward-looking rate based on SOFR futures) plus an applicable spread of 2.10% per annum or an “alternate base rate” (as defined in the agreements governing the Corporate Credit Facility) plus an applicable spread of 1.00%. We are also required to pay a commitment fee of 0.375% per annum on any unused portion of the Corporate Credit Facility.

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

Contractual Obligations

A summary of our significant contractual principal payment obligations related to the repayment of our outstanding indebtedness at September 30, 2025 is as follows:

	Payments Due by Period ($ in millions)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Senior Unsecured Notes	$75.0	$-	$75.0	$-	$-
Corporate Credit Facility	301.0	-	-	301.0	-
Revolving Funding Facility	570.0	-	-	570.0	-
Revolving Funding Facility II	207.0	-	-	207.0	-
Total contractual obligations	$1,153.0	$-	$75.0	$1,078.0	$-

Off-Balance Sheet Arrangements

As of September 30, 2025 and December 31, 2024, we had an aggregate $277.1 million and $186.3 million, respectively, of unfunded commitments, including $168.0 million and $126.7 million, respectively, of unfunded commitments on revolvers, to provide debt financing to our portfolio companies. Such commitments are generally subject to the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in our financial statements. Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not have any other off-balance sheet financings or liabilities.

Critical Accounting Estimates

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies, including those relating to the valuation of our investment portfolio, are described below. The critical accounting policies should be read in conjunction with our risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and in this Quarterly Report. See Note 2 to our consolidated financial statements for the nine months ended September 30, 2025, for more information on our critical accounting policies.

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

Non-Controlled, Affiliated Investment. We hold TG Parent Newco LLC (Trademark Global LLC) and SGCP Partners, Inc. (SG Credit), which are non-controlled, affiliated investments, as defined in the 1940 Act. See “Item 1. – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions” for further details.

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

Assuming that the consolidated statement of assets and liabilities as of September 30, 2025 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact ($ in millions) of hypothetical base rate changes in interest rate (considering interest rate floors for floating rate instruments). We do not include investments on non-accrual status and classified as non-income producing as of September 30, 2025 in this calculation.

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 200 basis points	$(42.1)	$(21.6)	$(20.5)
Down 100 basis points	$(21.1)	$(10.8)	$(10.3)
Up 100 basis points	$21.1	$10.8	$10.3
Up 200 basis points	$42.1	$21.6	$20.5

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2025 (the end of the period covered by this report), we, including our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Co-Chief Executive Officers and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic United States Securities and Exchange Commission (the “SEC”) filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

There have been recent changes to United States trade policies, treaties and tariffs, and, in the future, there may be additional significant changes. These and any future developments, and continued uncertainty surrounding trade policies, treaties and tariffs, may have a material adverse effect on global economic conditions, inflation and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our portfolio companies’ access to suppliers or customers, increase their supply-chain costs and expenses.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities (dollars in thousands, except share amounts)

On May 21, 2024, the Company entered into a share repurchase plan, or the Company 10b5-1 Plan, to acquire up to $100,000 in the aggregate of the Company’s Common Stock at prices below the Company’s net asset value per share over a specified period, in accordance with the guidelines specified in Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The Company 10b5-1 Plan was approved by the Board of Directors on March 6, 2024. The Company 10b5-1 Plan requires Morgan Stanley Corporation as the Company’s agent, to repurchase Common Stock on its behalf when the market price per share is below the most recently reported net asset value per share (including any updates, corrections or adjustments publicly announced by the Company to any previously announced net asset value per share, including any distributions declared). Under the Company 10b5-1 Plan, the volume of purchases would be expected to increase as the price of the Company’s Common Stock declines, subject to volume restrictions. The timing and amount of any share repurchases will depend on the terms and conditions of the Company 10b5-1 Plan, the market price of the Company’s Common Stock and trading volumes, and no assurance can be given that Common Stock be repurchased in any particular amount or at all. The repurchase of shares pursuant to the Company 10b5-1 Plan is intended to satisfy the conditions of Rule 10b5-1 and Rule 10b-18 under the Exchange Act, and will otherwise be subject to applicable law, including Regulation M, which may prohibit repurchases under certain circumstances. The Company 10b5-1 Plan commenced on July 23, 2024.

On May 1, 2025, the Board of Directors of the Company authorized an amendment to the Company 10b5-1 Plan to extend the expiration to May 24, 2026. Under the amended and restated plan (effective May 25, 2025), the Company may repurchase up to $100,000 of the outstanding common stock in the open market at a price per share that meets certain thresholds below its net asset value per share. The Company 10b5-1 Plan will terminate upon the earliest to occur of (i) the close of business on May 24, 2026, (ii) the end of the trading day on which the aggregate purchase price for all shares purchased under the Company 10b5-1 Plan equals $100,000 and (iii) the occurrence of certain other events described in the Company 10b5-1 Plan.

During the nine months ended September 30, 2025, the Company repurchased 1,535,862 shares under the Company 10b5-1 Plan for a total of $23,074.

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this Report.

Exhibit Index
3.1	Certificate of Formation (3)
3.2	Initial Limited Liability Company Agreement (1)
3.3	Certificate of Conversion (2)
3.4	Certificate of Incorporation (2)
3.5	Amended and Restated Bylaws (5)
4.1	Description of Securities (3)
10.1	Amended and Restated Investment Advisory Agreement (12)
10.2	Fee Waiver Agreement (12)
10.3	Administration Agreement (1)
10.4	License Agreement (1)
10.5	Indemnification Agreement (1)
10.6	Custody Agreement (1)
10.7	Subscription Agreement (1)
10.8	Credit Agreement, dated February 5, 2021, by and between Kayne Anderson BDC, Inc., as borrower, lenders signatories thereto, and agent and the lead arranger (2)
10.9	Second Amendment to Credit Agreement, dated December 3, 2021, by and between Kayne Anderson BDC, Inc., as borrower, lender signatories thereto, and agent and lead arranger (5)
10.10	Third Amendment to the Credit Agreement, dated December 30, 2022, by and between Kayne Anderson BDC, Inc., as borrower, lenders, and City National Bank as administrative agent for the lenders (7)
10.11	Fourth Amendment to the Credit Agreement, dated December 31, 2023, by and between Kayne Anderson BDC, Inc., as borrower, lenders, and City National Bank as administrative agent for the lenders (10)
10.12	Senior Secured Revolving Credit Agreement (4)
10.13	Second Amendment to the Senior Secured Revolving Credit Agreement (13)
10.14	Third Amendment to the Senior Secured Revolving Credit Agreement (17)
10.15	Loan and Security Agreement (4)
10.16	First Amendment to Loan and Security Agreement, dated November 17, 2022, by and between KA Credit Advisors, LLC, as collateral manager, Kayne Anderson BDC Financing, LLC, as borrower, certain lenders thereto, administrative agent for the lenders, and collateral agent for the lenders (6)
10.17	Second Amendment to Loan and Security Agreement, dated June 29, 2023, by and between KA Credit Advisors, LLC, as collateral manager, Kayne Anderson BDC Financing, LLC, as borrower, certain lenders thereto, administrative agent for the lenders, and collateral agent for the lenders (8)
10.18	Third Amendment to Loan and Security Agreement, dated April 3, 2024, by and between KA Credit Advisors, LLC, as collateral manager, Kayne Anderson BDC Financing, LLC, as borrower, certain lenders thereto, administrative agent for the lenders, and collateral agent for the lenders (11)
10.19	Fourth Amendment to Loan and Security Agreement, dated December 13, 2024, by and between KA Credit Advisors, LLC, as collateral manager, Kayne Anderson BDC Financing, LLC, as borrower, certain lenders thereto, administrative agent for the lenders, and collateral agent for the lenders (16)
10.20	Fifth Amendment to Loan and Security Agreement, dated February 13, 2025, by and between KA Credit Advisors, LLC, as collateral manager, Kayne Anderson BDC Financing, LLC, as borrower, certain lenders thereto, administrative agent for the lenders, and collateral agent for the lenders (15)
10.21	Loan and Security Agreement, dated December 22, 2023, by and between KA Credit Advisors, LLC, as portfolio manager, Kayne Anderson BDC Financing II, LLC, as borrower, certain lenders thereto, collateral administrator for the lenders, collateral agent for the lenders, securities intermediary party, and administrative agent for the lenders (9)
10.22	Amendment No. 2 to Loan and Security Agreement, dated December 22, 2023, by and between KA Credit Advisors, LLC, as portfolio manager, Kayne Anderson BDC Financing II, LLC, as borrower, certain lenders thereto, collateral administrator for the lenders, collateral agent for the lenders, securities intermediary party, and administrative agent for the lenders (14)
10.23	Notes Purchase Agreement, dated June 29, 2023, by and among the Company and the Purchasers party thereto (8)
10.24	Notes Purchase Agreement, dated September 9, 2025, by and among the Company and the Purchasers party thereto (18)

21.1*	Subsidiaries of Kayne Anderson BDC, Inc.
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

(1)	Incorporated by reference from the Company’s Amendment No. 2 to Form 10, as filed with the Securities and Exchange Commission on November 9, 2020.

(2)	Incorporated by reference from the Company’s Form 8-K, as filed with the Securities and Exchange Commission on February 9, 2021.

(3)	Incorporated by reference from the Company’s Form 10-K, as filed with the Securities and Exchange Commission on March 10, 2023.

(4)	Incorporated by reference from the Company’s Form 8-K, as filed with the Securities and Exchange Commission on February 25, 2022.

(5)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, as filed with the Securities and Exchange Commission on August 15, 2022.

(6)	Incorporated by reference from the Company’s Form 8-K, as filed with the Securities and Exchange Commission on November 22, 2022.

(7)	Incorporated by reference from the Company’s Form 8-K, as filed with the Securities and Exchange Commission on January 6, 2023.

(8)	Incorporated by reference from the Company’s Form 8-K, as filed with the Securities and Exchange Commission on July 5, 2023.

(9)	Incorporated by reference from the Company’s Form 8-K, as filed with the Securities and Exchange Commission on December 29, 2023.

(10)	Incorporated by reference from the Company’s Form 8-K, as filed with the Securities and Exchange Commission on January 5, 2024.

(11)	Incorporated by reference from the Company’s Form 8-K, as filed with the Securities and Exchange Commission on April 8, 2024.

(12)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, as filed with the Securities and Exchange Commission on August 13, 2024.

(13)	Incorporated by reference from the Company’s Form 8-K, as filed with the Securities and Exchange Commission on November 26, 2024.

(14)	Incorporated by reference from the Company’s Form 8-K, as filed with the Securities and Exchange Commission on February 10, 2025.

(15)	Incorporated by reference from the Company’s Form 8-K, as filed with the Securities and Exchange Commission on February 18, 2025.

(16)	Incorporated by reference from the Company’s Form 10-K, as filed with the Securities and Exchange Commission on March 3, 2025.

(17)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, as filed with the Securities and Exchange Commission on August 11, 2025.

(18)	Incorporated by reference from the Company’s Form 8-K, as filed with the Securities and Exchange Commission on September 10, 2025.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kayne Anderson BDC, Inc.

Date: November 10, 2025		/s/ Douglas L. Goodwillie
	Name:	Douglas L. Goodwillie
	Title:	Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: November 10, 2025		/s/ Kenneth B. Leonard
	Name:	Kenneth B. Leonard
	Title:	Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: November 10, 2025		/s/ Terry A. Hart
	Name:	Terry A. Hart
	Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)