Form 10-K
period 2025-12-31
Kayne Anderson BDC, Inc.
filed 2026-03-02
CIK 1747172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of February 20, 2026, the registrant had 66,977,598 shares of common stock, $0.001 par value per share, issued and outstanding and there was no public market for the registrant’s shares.

Documents Incorporated by Reference

Kayne Anderson BDC, Inc. will file with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year ended December 31, 2025, a definitive proxy statement containing the information required to be disclosed under Part III of Form 10-K.

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

Item 1. Business

Overview

Kayne Anderson BDC, Inc. is a Delaware corporation formed to make investments in middle-market companies and commenced operations on February 5, 2021. Following our initial public offering (“IPO”) in May 2024, our common stock began trading on the New York Stock Exchange (“NYSE”) under the ticker symbol “KBDC.” We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a BDC under the 1940 Act. In addition, for U.S. federal income tax purposes, we intend to qualify, annually, as a RIC under Subchapter M of the Code.

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

Investment Objective, Principal Strategy and Investment Structure

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

The Advisor executes on our investment objective by (1) accessing the established loan sourcing channels developed by KAPC, which includes an extensive network of private equity firms, other middle market lenders, financial advisors, intermediaries and management teams, (2) selecting investments within our middle market company focus, (3) implementing KAPC’s underwriting process and (4) drawing upon its experience and resources and the broader Kayne Anderson network. KAPC was established in 2011 and manages (directly and through affiliates) assets under management (“AUM”) of approximately $7.3 billion related to middle market private credit as of December 31, 2025. See “Risk Factors—Risks Relating to Our Business and Structure—We depend upon our Advisor and Administrator for our success and upon their access to the investment professionals and partners of Kayne Anderson and its affiliates. Any inability of the Advisor or the Administrator to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business,” and “— Risks Relating to Our Investments — Limitations of investment due diligence expose us to investment risk.”

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

Listed below are our top ten portfolio companies and industries represented as a percentage of total long-term investments as of December 31, 2025:

Portfolio Company		Industry	Fair Value ($ in millions)	Percentage of long-term investments
1	SGCP Intermediate, Inc. (SG Credit)	Financial services	$105.0	4.8%
2	BR PJK Produce, LLC (Keany)	Food products	$39.1	1.8%
3	CREO Group Inc. (HMS Manufacturing)	Household products	$37.7	1.7%
4	WCHG Buyer, Inc. (Handgards)	Containers & packaging	$37.4	1.7%
5	Vitesse Systems Parent, LLC	Aerospace & defense	$36.6	1.7%
6	M2S Group Intermediate Holdings, Inc.	Containers & packaging	$36.5	1.6%
7	Carton Packaging Buyer, Inc. (Century Box)	Containers & packaging	$36.2	1.6%
8	IF&P Foods, LLC (FreshEdge)	Food products	$35.2	1.6%
9	BLP Buyer, Inc. (Bishop Lifting Products)	Commercial services & supplies	$34.7	1.6%
10	Improving Acquisition LLC	IT services	$34.7	1.6%
			$433.1	19.7%

As a BDC, at least 70% of our assets must be the type of “qualifying” assets listed in Section 55(a) of the 1940 Act, as described herein, which are generally privately-offered securities issued by U.S. private or thinly-traded companies. We may also invest up to 30% of our portfolio opportunistically in “non-qualifying” portfolio investments. As of December 31, 2025, 2.2% of the Company’s total assets were in non-qualifying investments.

Market Opportunity

We believe that our investments represent attractive opportunities as these investments (i) generate what we believe are attractive yields (based on our Advisor’s assessment of the relative risk profile of these investments), (ii) make interest payments to us and (iii) typically rank ahead of other debt instruments in the borrower’s capital structure (93.2% of our portfolio consisted of first lien senior secured loans as of December 31, 2025), as described above in “—Investment Objective, Principal Strategy and Investment Structures”.

Long-Term Demand Drivers in the U.S. Middle Market

We expect that a number of factors will continue to drive strong demand for middle market senior credit, both by private equity owned and non-private equity owned companies, for the foreseeable future, including: (i) the sheer scale of the U.S. middle market and (ii) a significant amount of un-invested middle market private equity capital.

The universe of U.S. middle market companies (as defined by the National Center for the Middle Market and including all businesses with revenues from $10.0 million to $1.0 billion) consists of nearly 200,000 potential borrowers, a substantial portion of which we believe will continue to require access to debt capital to refinance existing debt, support growth and finance acquisitions. Together, these businesses represent approximately one-third of the U.S. private sector gross domestic product (“GDP”) making them equivalent to the size of the fifth largest economy in the world on a standalone basis. (Source: National Center for The Middle Market’s Mid-Year 2025 Middle Market Indicator).

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

Middle Market Attractiveness

We intend to have nearly all of our debt investments in private middle market companies. We believe that lending to middle-market companies (particularly in senior-focused portions of the capital structure) presents a compelling investment opportunity.

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

Competitive Strengths

Our Advisor utilizes KAPC’s direct lending platform to pursue investment opportunities. The leadership team of KAPC has invested this market across multiple platforms (e.g., not only as part of KAPC) and economic cycles, working directly together as a team for the better part of three decades. This experience over multiple decades allows KAPC to focus on transactions in markets where it has substantial experience and where it can bring its expertise in negotiating and structuring investments. Other specific competitive strengths of KAPC which inure to our benefit include:

Leading U.S. Core Middle Market Debt Platform. We have benefited and expect to continue to benefit from our relationship with KAPC’s large direct lending platform through our Advisor. Since its inception through December 31, 2025, KAPC has deployed nearly $14.8 billion of capital across 483 investments in 230 portfolio companies. Our Advisor (or an affiliate thereof) has been lead agent or co-agent in approximately 76% of investments since the inception of KAPC.

Experienced Credit Investors with Long Track Record. Core middle market direct lending is led by Ken Leonard (Co-CEO of the Company), Doug Goodwillie (Co-CEO of the Company) and Andy Marek (Managing Partner of KAPC), who have a combined 90+ years of lending experience, having collectively completed transactions representing over $19.3 billion in underwritten middle market loan commitments across multiple credit cycles since 2000. These three individuals are primarily responsible for the day-to-day operations of KAPC and have worked together directly since 2002 while Ken Leonard and Andy Marek have worked together since the late 1980’s. Ken Leonard and Doug Goodwillie are primarily responsible for our day-to-day operations.

The Advisor’s investment committee consists of four members (Terry Quinn, Paul Blank, Doug Goodwillie and Ken Leonard) with average experience in credit investing in excess of 30 years. The Advisor’s investment committee has overall responsibility for evaluating and unanimously approving the Company’s investments and portfolio allocations, subject to the oversight of our Board.

Sourcing Advantage and Well-Established Direct Relationship Model. We believe that KAPC’s relationship-based sourcing model provides strong access to proprietary transaction flow, allowing us to be highly selective in the transactions that we pursue. For the period 2021 through December 31, 2025 (excluding our investment in SG Credit and excluding investments in broadly syndicated loans), approximately 64% of opportunities sourced by our Advisor and 89% of opportunities executed by our Advisor were done so without the presence of a financial intermediary, a fact pattern placing specific emphasis on long-term relationships, reputation and certainty of execution with transaction counterparties. Importantly, we believe (based on KAPC’s experience) that our existing portfolio will continue to be an engine of new investment opportunities and will support investment flows even when broader M&A markets may have slowed.

We believe that our direct sourcing model creates repeat business and sticky relationships. Under this model, since inception (excluding our investment in SG Credit and excluding investments in broadly syndicated loans), (i) greater than 90% of KAPC’s investments are in companies sponsored by private equity firms (approximately 99% of the Company’s investments as of December 31, 2025), (ii) approximately 61% of KAPC’s investments were made with repeat private equity sponsors and (iii) over 120 private equity sponsors have partnered with KAPC to provide debt financing to their portfolio companies.

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

Private and Public Offering

Between February 2021 and April 2024, we had capital commitments from and issued shares of common stock to investors in an aggregate amount of $1.047 billion prior to our initial public offering. These shares were offered as a part of one continuous private placement offering exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Section 4(a)(2) thereunder. On May 24, 2024, we completed our initial public offering (“IPO”), and net of underwriting fees and offering expenses, we received net cash proceeds of $92.4 million. The Company’s common stock began trading on the New York Stock Exchange (“NYSE”) under the ticker symbol “KBDC” on May 22, 2024.

Stock Repurchase Plan

On May 1, 2025, the Board of Directors of the Company authorized an amendment to the Company’s share repurchase plan (the “Company 10b5-1 Plan”) to extend the expiration to May 24, 2026. Under the amended and restated Company 10b5-1 Plan (effective May 25, 2025), the Company may repurchase up to $100 million of the outstanding common stock in the open market at a price per share that meets certain thresholds below its net asset value per share over a specified period, in accordance with the guidelines specified in Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company 10b5-1 Plan will terminate upon the earliest to occur of (i) the close of business on May 24, 2026, (ii) the end of the trading day on which the aggregate purchase price for all shares purchased under the Company 10b5-1 Plan equals $100 million and (iii) the occurrence of certain other events described in the Company 10b5-1 Plan.

As of December 31, 2025, up to $59.9 million was available for common stock repurchases under the Company 10b5-1 Plan.

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

As of December 31, 2025, investment vehicles managed or advised by Kayne Anderson had approximately $40 billion in assets under management (“AUM”) for institutional investors, family offices, high net worth and retail clients. Kayne Anderson has approximately 350 professionals located across five offices across the U.S. The firm has approximately 150 investment professionals, approximately 35 of whom are dedicated to credit investing.

Kayne Anderson Private Credit

KAPC is Kayne Anderson’s line of business focused on private credit that operates various fund vehicles targeting middle market first lien senior secured, unitranche, and split-lien loans. KAPC was established in 2011 and manages (indirectly through affiliates) AUM of approximately $7.3 billion related to middle market private credit as of December 31, 2025.

KAPC’s integrated and scaled platform combines direct loan origination, strong fundamental credit analysis and relative-value perspective.

The Advisor – KA Credit Advisors, LLC

Our investment activities are managed by our Advisor, an indirect controlled subsidiary of Kayne Anderson, and the Advisor operates within KAPC’s line of business. The Advisor is an investment advisor registered with the SEC under the Advisers Act pursuant to the Investment Advisory Agreement. In accordance with the Advisors Act, our Advisor is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring investments and monitoring our investments and portfolio companies on an ongoing basis. The Advisor benefits from the scale and resources of Kayne Anderson and specifically KAPC. While we do not have any employees, the Advisor and its affiliates have a team of approximately 35 investment professionals who are primarily focused on credit investments. The investment team is supported by a team of finance, legal, compliance, operations and administrative professionals.

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

We make investments alongside certain entities and accounts advised by our Advisor and its affiliates. Under the 1940 Act, we are prohibited from knowingly participating in certain joint transactions with our affiliates without the prior approval of the independent directors and, in some cases, prior approval by the SEC. However, we generally make investments alongside affiliated entities and accounts pursuant to exemptive relief granted by the SEC to us, our Advisor, and certain of our affiliates. Pursuant to such exemptive relief, and subject to certain conditions, we are permitted to co-invest in the same security with our affiliates in a manner that is consistent with our investment objective, investment strategy, regulatory consideration and other relevant factors. If opportunities arise that would otherwise be appropriate for us and an affiliate to purchase different securities in the same issuer, our Advisor will need to decide which account will proceed with such investment. Our Advisor’s investment allocation policy incorporates the conditions of exemptive relief to seek to ensure that investment opportunities are allocated in a manner that is fair and equitable. See “Risk Factors — Risks Relating to Our Business and Structure — We generally may make investments that could give rise to a conflict of interest and our ability to enter into transactions with our affiliates will be restricted.”

The principal executive offices of our Advisor are located at 717 Texas Avenue, Suite 2200, Houston, Texas, 77002.

Investment Advisory Agreement

On March 6, 2024, the Company entered into an amended and restated investment advisory agreement with the Advisor (the “Amended Investment Advisory Agreement”), which became effective when we closed our initial public offering (“IPO”). Under the Amended Investment Advisory Agreement, the base management fee is calculated at an annual rate of 1.00% and the incentive fee on income is subject to a twelve-quarter lookback quarterly hurdle rate of 1.50% and is subject to an Incentive Fee Cap (as defined below) based on the Company’s Cumulative Pre-Incentive Fee Net Return (as defined below).

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

As discussed in more detail below, the three-year total return lookback feature provides that the Advisor’s income incentive fee may be reduced if the Company’s portfolio experiences aggregate write-downs or net capital losses during the applicable Trailing Twelve Quarters (as defined below). On March 6, 2024, the Advisor also entered into a fee waiver agreement (the “Fee Waiver Agreement”) for the waivers of (i) the income incentive fee for three calendar quarters commencing in the calendar quarter the IPO was completed and (ii) a portion of the base management fee for one year following the completion of the IPO on May 24, 2024 (the “IPO Date”). The Fee Waiver Agreement became effective upon the closing of the IPO. Amounts waived by the Advisor pursuant to the Fee Waiver Agreement are not subject to recoupment by the Advisor.

On February 12, 2026, the Board approved an additional one-year term of the Investment Advisory Agreement through March 15, 2027.

Base Management Fee

Commencing on the IPO Date, the base management fee is calculated at an annual rate of 1.00% of the fair market value of the Company’s investments. Pursuant to the Fee Waiver Agreement, commencing on the IPO Date, the Advisor contractually agreed to waive the base management fee at an annual rate of 0.25% for one year following the IPO Date.

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

Pre-IPO Incentive Fee on Income

Prior to the IPO Date, the income incentive fee was calculated as 100% of our pre-incentive fee net investment income for the immediately preceding calendar quarter in excess of 1.50% of the Company’s NAV at the end of the immediately preceding calendar quarter until the Advisor had received 10% of the total pre-incentive fee net income for that calendar quarter and, for pre-incentive fee net investment income in excess of 1.6667%, 10% of all remaining pre-incentive fee net investment income for that quarter. Pre-incentive fee net investment income excludes any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

Post-IPO Incentive Fee on Income

Commencing on the IPO Date, the Company pays the Advisor an income incentive fee based on its aggregate pre-incentive fee net investment income with respect to (i) the quarter ended June 30, 2024 (the “First Calendar Quarter”) and (ii) each subsequent calendar quarter, with the then-current calendar quarter and the eleven preceding calendar quarters beginning with the quarter ended September 30, 2024 (or the appropriate portion thereof in the case of any of the Company’s first eleven calendar quarters that commence after the First Calendar Quarter) (those calendar quarters after the First Calendar Quarter, the “Trailing Twelve Quarters”).

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

Commencing with the quarter ended September 30, 2024, subject to the Incentive Fee Cap (described below), the pre-incentive fee net investment income in respect of the relevant Trailing Twelve Quarters is compared to a “Hurdle Rate” equal to the product of (i) the hurdle rate of 1.50% per quarter (6.00% annualized) and (ii) the sum of our net assets at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarters. The Hurdle Rate is calculated after making appropriate adjustments to the Company’s net asset value at the beginning of each applicable calendar quarter for all issuances by the Company of shares of its common stock, including issuances pursuant to its dividend reinvestment plan, and distributions during the applicable calendar quarter. The income incentive fee for each calendar quarter is determined as follows:

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

Commencing with the quarter ended September 30, 2024, each income incentive fee is subject to an “Incentive Fee Cap” that in respect of any calendar quarter is an amount equal to 15.0% of the Cumulative Pre-Incentive Fee Net Return (as defined below) during the Trailing Twelve Quarters less the aggregate income incentive fees that were paid to the Advisor in the preceding eleven calendar quarters (or portion thereof) comprising the relevant Trailing Twelve Quarters. In the event the Incentive Fee Cap is zero or a negative value then no income incentive fee shall be payable and if the Incentive Fee Cap is less than the amount of income incentive fee that would otherwise be payable, the amount of income incentive fee shall be reduced to an amount equal to the Incentive Fee Cap.

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

Payment of Pre-IPO Incentive Fees on Income

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

On February 12, 2026, the Board approved an additional one-year term of the Administration Agreement through March 15, 2027.

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

Senior Securities and Indebtedness

We partially finance our investments with leverage in the form of borrowings under credit facilities and issuances of senior unsecured notes. We intend to further borrow under credit facilities and/or issue senior unsecured notes in the future in order to finance our investments. As of December 31, 2025, we had $1,130 million of indebtedness outstanding under our credit facilities and senior unsecured notes. See “Risk Factors — Risks Relating to Our Business and Structure — Provisions in our credit facilities and our senior unsecured notes contain various covenants, which, if not complied with, could accelerate our repayment obligations under such facilities, thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay distributions.”

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

We currently target asset coverage of 200% to 180% (which equates to a debt-to-equity ratio of 1.0x to 1.25x) but may alter this target based on market conditions. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. Regulations governing our operations as a BDC will affect our ability to raise, and the method of raising, additional capital, which may expose us to risks.

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

Proxy Voting Policies and Procedures

We have delegated our proxy voting responsibility to our Advisor. A summary of the Proxy Voting Policies and Procedures of our Advisor are set forth below. These policies and procedures will be reviewed periodically by our Advisor and our non-interested directors, and, accordingly, are subject to change. For purposes of these Proxy Voting Policies and Procedures described below, “we” “our” and “us” refers to our Advisor.

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

Summary of Principal Risk Factors

Investing in our shares of common stock involves a number of significant risks. You should carefully consider information found in the section entitled “Risk Factors” and elsewhere in this annual report on Form 10-K. Some of the risks involved in investing in our shares of common stock include:

Principal Risks Relating to Our Business and Structure

●	We have a limited operating history and our Advisor and its affiliates have limited experience advising BDCs and may not replicate the historical results achieved by other entities managed by members of the Advisor’s investment committee, the Advisor or its affiliates.

●	We use leverage pursuant to borrowings under credit facilities and issuances of senior unsecured notes to finance our investments and changes in interest rates will affect our cost of capital and net investment income.

●	We depend upon our Advisor and Administrator for our success and upon their access to the investment professionals and partners of Kayne Anderson and its affiliates. Any inability of the Advisor or the Administrator to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

●	Our financial condition, results of operations and cash flows depend on our ability to manage our business and future growth effectively.

●	There are significant potential conflicts of interest that could affect our investment returns, including conflicts related to obligations the Advisor’s investment committee, the Advisor or its affiliates have to other clients and conflicts related to fees and expenses of such other clients.

●	We generally may make investments that could give rise to a conflict of interest and our ability to enter into transactions with our affiliates will be restricted.

●	We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.

●	We will be subject to corporate-level income tax if we are unable to continue to qualify as a RIC.

●	We finance our investments with borrowings under credit facilities and issuances of senior unsecured notes, which will magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us.

●	Adverse developments in the credit markets may impair our ability to enter into new credit facilities or our ability to issue senior unsecured notes.

●	The majority of our portfolio investments are recorded at fair value as determined in good faith by our Advisor and, as a result, there may be uncertainty as to the value of our portfolio investments.

●	Our Board may change our investment objective, operating policies and strategies without prior notice or stockholder approval, and we may temporarily deviate from our regular investment strategy.

●	Efforts to comply with the Exchange Act and the Sarbanes-Oxley Act involve significant expenditures, and non-compliance would adversely affect us and the value of our shares of common stock.

●	We are highly dependent on information systems, and cybersecurity risks and cyber incidents may adversely affect our business or the business of our portfolio companies, which may, in turn, negatively affect the value of our shares of common stock and our ability to pay distributions.

●	Purchases of shares of our common stock by us under our open market repurchase program, including the Company Rule 10b5-1 Plan, may result in the price of shares of our common stock being higher than the price that otherwise might exist in the open market and are subject to our ability to finance such repurchases.

Principal Risks Relating to Our Investments

●	We are subject to risks associated with the current interest rate environment, and rising interest rates could affect the value of our investments and make it more difficult for portfolio companies to make periodic payments on their loans.

●	Our business is dependent on bank relationships and recent strain on the banking system may adversely impact us.

●	We invest in highly leveraged companies, which could cause us to lose all or a part of our investment in those companies.

●	We are subject to risks associated with our investments in unitranche secured loans and securities, including the potential loss of all or part of such investments.

●	Our investments in securities that are rated below investment grade (i.e. “junk bonds”) may be risky and we could lose all or part of our investments.

●	Defaults by our portfolio companies, including defaults relating to collateral, will harm our operating results.

●	The lack of liquidity in our investments may adversely affect our business.

●	Our portfolio companies may prepay loans, which may reduce our yields if capital returned cannot be invested in transactions with equal or greater expected yields.

●	Our portfolio companies may be unable to repay or refinance outstanding principal on their loans at or prior to maturity.

●	Our portfolio may be concentrated in a limited number of portfolio companies and industries, which will subject us to a risk of significant loss if any of these companies defaults on its obligations under any of its debt instruments or if there is a downturn in a particular industry.

●	There is no assurance that portfolio company management will be able to operate their companies in accordance with our expectations.

Risks Relating to Our Common Stock

●	We cannot assure you that a market for our shares of common stock will remain active, or that the market price of our shares of common stock will not decline. Our common stock share price may be volatile and may fluctuate substantially.

●	Sales of substantial amounts of our shares of common stock in the public market may have an adverse effect on the market price of our shares of common stock.

●	Trading and liquidity in our shares may be limited and our shares may trade below their NAV.

●	During extended periods of capital market disruption and instability, there is a risk that you may not receive distributions or that our distributions may not grow over time and a portion of our distributions may be a return of capital.

●	Our stockholders may experience dilution in their ownership percentage.

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

The 1940 Act and the Code impose numerous constraints on the operations of BDCs and RICs that do not apply to certain other investment vehicles managed by our Advisor and its affiliates. BDCs are required, for example, to invest at least 70% of their total assets be “qualifying assets”. Qualifying assets generally include securities of “eligible portfolio companies,” cash, cash equivalents, U.S. government securities and high-quality debt instruments maturing in one year or less from the time of investment. Under the 1940 Act and the rules thereunder, “eligible portfolio companies” include (1) private domestic operating companies, (2) public domestic operating companies whose securities are not listed on a national securities exchange (e.g., the New York Stock Exchange) or registered under the Exchange Act, and (3) public domestic operating companies having a market capitalization of less than $250 million. The Fund may also invest up to 30% of its portfolio in non-qualifying assets. Moreover, qualification for taxation as a RIC requires satisfaction of source-of-income, asset diversification and distribution requirements. We may offer, and provide upon request, significant managerial assistance to eligible portfolio companies. Offering and providing upon request significant managerial assistance means, among other things, any arrangement whereby we, through our trustees, officers or employees, offer to provide and, if accepted, do so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of an issuer through monitoring of issuer operations, selective participation in board and management meetings, consulting with and advising an issuer’s or other organizational or financial guidance. Our Advisor has a limited operating history under these conditions, which may hinder our ability to take advantage of attractive investment opportunities and to achieve our investment objective.

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

Further downgrades of the U.S. credit rating, impending automatic spending cuts or government shutdowns could negatively impact our liquidity, financial condition and earnings.

U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns or a recession in the United States. Although U.S. lawmakers passed legislation to raise the federal debt ceiling on multiple occasions, including, most recently, in July 2025, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating on the United States.

The impact of the increased debt ceiling and/or downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness as well as potential government shutdowns and uncertainty surrounding transfers of power could adversely affect the U.S. and global financial markets and economic conditions. Absent further quantitative easing by the U.S. Federal Reserve, these developments could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. In addition, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time. Continued adverse political and economic conditions could have a material adverse effect on our business, financial condition and results of operations.

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

We do not have any internal management capacity or employees. We depend upon Kayne Anderson’s key personnel for our future success and upon their access to certain individuals and investment opportunities to execute on our investment objective. In particular, we depend on the diligence, skill and network of business contacts of our portfolio managers, who evaluate, negotiate, structure, close and monitor our investments. These individuals manage a number of investment vehicles on behalf of Kayne Anderson and, as a result, do not devote all of their time to managing us, which could negatively impact our performance. Conflicts of interest are expected to arise in allocating management time, services or functions. The ability to access professionals and resources within Kayne Anderson for our benefit is expected to be limited at times. Furthermore, these individuals do not have long-term employment contracts with Kayne Anderson, although they do have equity interests and other financial incentives to remain with Kayne Anderson. We also depend on the senior management of Kayne Anderson. The departure of any of our portfolio managers or the senior management of Kayne Anderson could have a material adverse effect on our ability to achieve our investment objective. In addition, we can offer no assurance that our Advisor will remain our investment advisor or that we will continue to have access to Kayne Anderson’s industry contacts and deal flow. Furthermore, if the Advisor fails to maintain such relationships, or to develop new relationships with other sources of investment opportunities, we will not be able to grow our investment portfolio. This could have a material adverse effect on our financial condition, results of operations and cash flows.

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

The part of the incentive fees payable to Advisor that relates to our net investment income is computed and paid on income that may include interest income that has been accrued but not yet received in cash, such as market discount, debt instruments with paid-in-kind (“PIK”) interest, preferred stock with PIK dividends, zero coupon securities, and other deferred interest instruments and may create an incentive for the Advisor to make investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangements. This fee structure may be considered to give rise to a conflict of interest for the Advisor to the extent that it may encourage the Advisor to favor debt financings that provide for deferred interest, rather than current cash payments of interest. Under these investments, we will accrue the interest over the life of the investment, but we will not receive the cash income from the investment until the end of the term. Our net investment income used to calculate the income portion of our investment fee, however, includes accrued interest. The Advisor may have an incentive to invest in deferred interest securities in circumstances where it would not have done so but for the opportunity to continue to earn the fees even when the issuers of the deferred interest securities would not be able to make actual cash payments to us on such securities. This risk could be increased because the Advisor is not obligated to reimburse us for any fees received even if we subsequently incur losses or never receive in cash the deferred income that was previously accrued.

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

Beginning in 2024, competition for the types of investments we make has driven interest rate spreads lower on our investments and has increased pressure from portfolio companies to pay interest in-kind instead of in cash. With respect to the investments we make, we do not seek to compete based primarily on the interest rates we offer, and we believe that some of our competitors may make loans with interest rates that will be lower than the rates we offer. With respect to all investments, we may lose some investment opportunities if we do not match our competitors’ pricing, terms and structure. However, if we match our competitors’ pricing, terms and structure, we may experience decreased net interest income, lower yields and increased risk of credit loss. Although our Advisor allocates opportunities in accordance with its allocation policy, allocations to other accounts managed or sponsored by our Advisor or its affiliates reduce the amount and frequency of opportunities available to us and may not be in the best interests of us and our stockholders.

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

We expect to invest in debt securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Investments in these types of instruments may present special tax issues for us. U.S. federal income tax rules are not entirely clear about issues such as when we may cease to accrue interest, original issue discount or market discount, when and to what extent deductions may be taken for bad debts or worthless instruments, how payments received on obligations in default should be allocated between principal and income and whether exchanges of debt obligations in a bankruptcy or workout context are taxable. These and other issues will be addressed by us, to the extent necessary, to preserve our status as a RIC and to distribute sufficient income to not become subject to U.S. federal income tax.

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

We intend to further borrow under credit facilities and/or issue senior unsecured notes and, may issue preferred stock in the future (although we do not anticipate issuing preferred stock in the next 12 months), which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are currently permitted to issue “senior securities,” including borrowing money from banks or other financial institutions, only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. As defined in the 1940 Act, a 150% asset coverage means that for every $100 of net assets we hold, we can raise $200 from borrowing and issuing senior securities. If we fail to comply with certain disclosure requirements, our asset coverage ratio under the 1940 Act would be 200%, which would decrease the amount of leverage we are able to incur.

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

Our 8.65% Series A Notes due June 2027 (the “Series A Notes”) and 8.74% Series B Notes due June 2028 (the “Series B Notes”) were issued under a note purchase agreement, dated June 29, 2023. In addition, our floating rate Series C Notes due June 2028 (the “Series C Notes”), 5.80% Series D Notes due June 2028 (the “Series D Notes”) and 6.15% Series E Notes due October 2030 (the “Series E Notes”) were issued under a note purchase agreement, dated September 9, 2025. Collectively, all of these “Notes” were used under two separate note purchase agreements (each a “Note Purchase Agreement” or, collectively, the “Note Purchase Agreements”). The Note Purchase Agreements contain certain representations and warranties, and various covenants and reporting requirements customary for agreements of this type, including, without limitation, information reporting, maintenance of our status as a BDC within the meaning of the 1940 Act, and certain restrictions with respect to transactions with affiliates, fundamental changes, changes of line of business and permitted liens. In addition, the Note Purchase Agreements contain the following financial covenants, which are measured as of each fiscal quarter-end: (a) maintaining a minimum shareholders’ equity and (b) maintaining a minimum asset coverage ratio.

Our continued compliance with the covenants contained under the Credit Facilities and the Note Purchase Agreements depends on many factors, some of which are beyond our control, and there can be no assurances that we will continue to comply with such covenants. Our failure to satisfy the respective covenants could result in foreclosure by the lenders under the applicable credit facility or governing instrument or acceleration by the applicable lenders or noteholders, which would accelerate our repayment obligations under the relevant agreement and thereby have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders. Because the Credit Facilities and the Note Purchase Agreements have, and any future credit facilities and documents governing the issuance of senior unsecured notes will likely have, customary cross-default provisions, if the indebtedness under the Credit Facilities or represented by the Series A Notes through Series E Notes or under any future credit facility or senior unsecured note, is accelerated, we may be unable to repay or finance the amounts due.

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

Turmoil such as that experienced by the U.S. and global financial markets as a result of the COVID-19 pandemic, and such as that which markets endured during the global financial crisis of 2008, illustrates the risk that the financial markets can experience uncertainty, volatility and instability, potentially for protracted periods of time. Lending and the global credit markets have experienced substantial volatility, disruption, liquidity shortages and to some extent financial instability. Global financial markets have experienced considerable and prolonged declines in the valuations of equity and debt securities and periodic acute contraction in the availability of credit. There can be no assurances that conditions in the global financial markets will not worsen and/or adversely affect one or more of our investments (including with respect to performing under or refinancing their existing obligations), our access to capital or leverage, our ability to effectively deploy our capital or realize investments on favorable terms or our overall performance.

The success of the our activities will be affected by the continued economic volatility as well as general economic and market conditions, such as interest rates, availability of credit, credit defaults, inflation rates, economic uncertainty, changes in applicable laws and regulations (including laws relating to taxation of the our investments), trade barriers, consumer spending patterns, currency exchange controls, continued technology disruption, tax reform or other significant policy changes as well as national and international political, environmental and socioeconomic circumstances (including wars, terrorist acts, security operations or public health considerations). In particular, conditions in the credit markets may have a significant impact on our business.

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

On May 1, 2025, the Board of Directors of the Company authorized an amendment to the Company 10b5-1 Plan to extend the expiration to May 24, 2026. Under the amended and restated plan (effective May 25, 2025), the Company may repurchase up to $100 million of our Common Stock, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Exchange Act, and will otherwise be subject to applicable law, including Regulation M, which may prohibit purchases under certain circumstances. These activities may have the effect of maintaining the market price of shares our Common Stock or retarding a decline in the market price of the shares of our Common Stock, and, as a result, the price of our shares of Common Stock may be higher than the price that otherwise might exist in the open market.

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

In an effort to control inflation, the U.S. Federal Reserve Board (the “Fed”) has sharply raised interest rates in recent years. Other central banks globally have implemented similar rate increases. A wide variety of factors can cause interest rates to rise (e.g., central bank monetary policies, inflation rates, or general economic conditions). Although recently both the Fed and other central banks globally have begun lowering rates, there is no certainty that further reductions will occur. There is no assurance that the actions being taken by the Fed will improve the outlook for long-term inflation or whether they might result in a recession. A recession could lead to declined employment, global demand destruction and/or business failures, which may result in a decline in the value of our portfolio. In addition, increased interest rates could increase our cost of borrowing and reduce the return on leverage to common stockholders.

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

The loans in our investment portfolio may be prepaid at any time, generally with little advance notice. Whether a loan is prepaid will depend both on the continued positive performance of the portfolio company and the existence of favorable financing market conditions that allow such company the ability to replace existing financing with less expensive capital. Prepayment rates are influenced by changes in interest rates and a variety of economic, geographic and other factors beyond our control. Therefore, the frequency at which prepayments (including voluntary prepayments by borrowers and liquidations due to defaults and insolvency) occur in respect of our investments can adversely impact us and prepayment rates cannot be predicted with certainty, making it impossible to insulate us from prepayment or other such risks. As market conditions change, we do not know when, and if, prepayment may be possible for each portfolio company. Early prepayments give rise to increased reinvestment risk, including, for example, that when the prevailing level of interest rates falls, we could be unable to reinvest cash in a new investment with an expected rate of return at least equal to that of the investment prepaid. In some cases, the prepayment of a loan may reduce our achievable yield if the capital returned cannot be invested in transactions with equal or greater expected yields, which could have a material adverse effect on our business, financial condition and results of operations.

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

Risks Relating to Our Common Stock

We cannot assure you that a market for our shares of common stock will continue, or that the market price of our shares of common stock will not decline. Our share of common stock price may be volatile and may fluctuate substantially.

Our shares of common stock are listed on the New York Stock Exchange under the symbol “KBDC.” We cannot assure you that a trading market will be sustained. In addition, we cannot predict the prices at which our shares of common stock will trade. Shares of companies offered in an initial public offering often trade at a discount to the initial offering price due to underwriting discounts and commissions and related offering expenses. Also, shares of closed-end investment companies, including BDCs, frequently trade at a discount from their net asset value and our shares may also be discounted in the market. This characteristic of closed-end investment companies is separate and distinct from the risk that our net asset value per share may decline. We cannot predict whether our shares of common stock will trade at, above or below net asset value. In addition, if our shares of common stock trade below its net asset value per share, we will generally not be able to sell additional shares of common stock to the public at its market price without first obtaining the approval of a majority of our stockholders (including a majority of our unaffiliated stockholders) and our independent directors for such issuance.

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

For example, ongoing armed conflicts between Russia and Ukraine in Europe and among Israel, Iran, Hamas and other militant groups in the Middle East, have caused and could continue to cause significant market disruptions and volatility within the markets in Russia, Europe, the Middle East and the United States. In addition, the current political climate has intensified concerns about trade tariffs and a potential trade war between the United States and certain foreign countries, including China, Mexico and Canada, among others. These consequences may trigger a significant reduction in international trade, shortages or oversupply of certain manufactured goods, substantial price increases or decreases of goods, inflationary pressures, and possible failure of individual companies and/or large segments of the foreign export industry with a potentially negative impact on the value of our investments.

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

A pandemic or global health crisis can be expected to also pose enhanced operational risks. For example, the employees of our Advisor could become sick or otherwise unable to perform their duties for an extended period and extended public health restrictions and remote working arrangements can be expected to impact employee morale, integration of new employees and preservation of Kayne Anderson’s culture. Remote working environments could also be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts. Moreover, our third-party service providers could be impacted by an inability to perform due to pandemic-related restrictions or by failures of, or attacks on, their technology platforms.

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

The following table sets forth, for each fiscal quarter since our common stock commenced trading on the NYSE, (i) the NAV per share of our common stock as of the applicable period end, (ii) the range of high and low closing sales prices of our common stock as reported on the NYSE during the applicable period, and (iii) the closing high and low sales prices as a premium (discount) to NAV during the relevant periods (past two fiscal years).

		Closing Sales Price(2)		Premium (Discount) of High Sales Price to	Premium (Discount) of Low Sales Price to
	NAV(1)	High	Low	NAV(3)	NAV(3)
For the Year Ending December 31, 2025
Fourth Quarter	$16.32	$15.71	$13.14	(3.7)%	(19.5)%
Third Quarter	$16.34	$16.24	$13.32	(0.6)%	(18.5)%
Second Quarter	$16.37	$16.37	$14.61	-%	(10.8)%
First Quarter	$16.51	$17.92	$16.07	8.5%	(2.7)%
For the Year Ending December 31, 2024
Fourth Quarter	$16.70	$17.00	$15.85	1.8%	(5.1)%
Third Quarter	$16.70	$16.40	$15.70	(1.8)%	(6.0)%
Second Quarter (from May 22, 2024 through June 30, 2024)	$16.57	$16.55	$15.95	(0.1)%	(3.7)%

(1)	NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of each period.

(2)	Closing sales price as provided by the NYSE.

(3)	Calculated as of the respective high or low closing sales price divided by the quarter end NAV and subtracting 1.

On February 20, 2026, the reported closing sales price of our common stock was $13.77 per share.

Holders

Please see “Part III—Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for disclosure regarding the holders.

As of February 20, 2026, we had 49 holders of record of our common stock, which did not include stockholders for whom shares are held in “nominee” or “street name”.

Distributions

The following table reflects the distributions declared and payable for the years ended December 31, 2025 and 2024 (dollars in thousands, except per share amounts).

			Dividend	Total
Date Declared	Record Date	Payment Date	per Share	Dividend
May 8, 2024	March 3, 2025	March 18, 2025	$0.10	$7,127
March 3, 2025	March 31, 2025	April 15, 2025	0.40	28,514
May 8, 2024	June 9, 2025	June 24, 2025	0.10	7,078
May 1, 2025	June 30, 2025	July 16, 2025	0.40	28,291
August 5, 2025	September 30, 2025	October 16, 2025	0.40	27,927
November 4, 2025	December 31, 2025	January 16, 2026	0.40	27,213
			$1.80	$126,150

			Dividend	Total
Date Declared	Record Date	Payment Date	per Share	Dividend
March 6, 2024	March 29, 2024	April 17, 2024	$0.40	$19,516
May 8, 2024	June 28, 2024	July 15, 2024	0.40	28,447
August 7, 2024	September 30, 2024	October 15, 2024	0.40	28,419
May 8, 2024	December 5, 2024	December 20, 2024	0.10	7,102
November 6, 2024	December 31, 2024	January 15, 2025	0.40	28,424
			$1.70	$111,908

Dividend Reinvestment Plan

The following table summarizes the amounts received and shares of common stock issued to shareholders pursuant to our dividend reinvestment plan during the years ended December 31, 2025 and 2024 (dollars in thousands, except per share amounts).

Dividend Record Date	Dividend Payment Date	DRIP shares issued	DRIP value
December 31, 2024	January 15, 2025	205,626	$3,434
March 3, 2025	March 18, 2025	35,346	593
March 31, 2025	April 15, 2025	-	-
June 9, 2025	June 24, 2025	-	-
June 30, 2025	July 16, 2025	-	-
September 30, 2025	October 16, 2025	-	-
		240,972	$4,027

		DRIP
		shares	DRIP
Dividend Record Date	Dividend Payment Date	issued	value
December 29, 2023	January 16, 2024	95,791	$1,573
March 29, 2024	April 17, 2024	94,816	1,577
June 28, 2024	July 15, 2024	-	-
September 30, 2024	October 15, 2024	-	-
December 5, 2024	December 20, 2024	37,843	632
		228,450	$3,782

All of the dividends declared during the years ended December 31, 2025 and 2024 were derived from ordinary income, determined on a tax basis.

Recent Sales of Unregistered Securities

None.

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

On May 1, 2025, the Board of Directors of the Company authorized an amendment to the Company 10b5-1 Plan to extend the expiration to May 24, 2026. Under the amended and restated plan (effective May 25, 2025), the Company may repurchase up to $100 million of the outstanding common stock in the open market at a price per share that meets certain thresholds below its net asset value per share. The Company 10b5-1 Plan will terminate upon the earliest to occur of (i) the close of business on May 24, 2026, (ii) the end of the trading day on which the aggregate purchase price for all shares purchased under the Company 10b5-1 Plan equals $100 million and (iii) the occurrence of certain other events described in the Company 10b5-1 Plan.

For the year ended December 31, 2025, the agent has repurchased 3,302,477 shares of common stock pursuant to the Company 10b5-1 Plan for a total of $48.0 million. As of December 31, 2025, up to $59.9 million was available for common stock repurchases under the Company 10b5-1 Plan.

Stock Performance Graph

This graph compares the stockholder return on our common stock from May 22, 2024 (the first date that our common stock began trading on the NYSE) to December 31, 2025 with that of the Standard & Poor’s 500 Stock Index and the Standard & Poor’s BDC Index. This graph assumes that on May 22, 2024, $100 was invested in our common stock, the Standard & Poor’s 500 Stock Index and the Standard & Poor’s BDC Index. The graph also assumes the reinvestment of all cash distributions prior to any tax effect. The graph and other information furnished under this Part II Item 5 of this annual report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG KAYNE ANDERSON BDC, INC.

S&P 500 INDEX AND S&P BDC INDEX

Total Return Performance

Fees and Expenses

The following table is intended to assist you in understanding the costs and expenses that an investor in shares of our common stock will bear directly or indirectly. We caution you that some of the percentages indicated in the table below are estimates and may vary. The expenses shown in the table under “Annual Expenses” assume a debt-to-equity ratio of 1.02x (which equates to asset coverage of 198%) based on our actual ratio as of December 31, 2025. The following table should not be considered a representation of our future expenses. Actual expenses may be greater or less than shown.

Stockholder Transaction Expenses:
Sales Load (as a percentage of offering price)(1)	—
Offering expenses (as a percentage of offering price)(2)	—
Dividend Reinvestment Plan Fees(3)	$15.00
Total Stockholder Transaction Expenses (as a percentage of offering price)	—
Annual Expenses (as a percentage of net assets attributable to common stock)(4)
Management Fees(5)	1.98%
Incentive Fees(6)	1.57%
Interest Payments and fees paid on Borrowed Funds(7)	6.89%
Other Expenses(8)	0.39%
Total Annual Expenses	10.83%

(1)	In the event that the securities to which any applicable prospectus relates are sold or through underwriters or agents, a corresponding prospectus supplement will disclose the applicable sales load (underwriting discount and commission).

(2)	Any related prospectus supplement will disclose the estimated amount of offering expenses, the offering price and the estimated amount of offering expenses borne by us as a percentage of the offering price.

(3)	Participants in the dividend reinvestment plan may withdraw at any time by giving notice to the DRIP administrator. There is no brokerage charge for reinvestment of dividends or distributions in common stock. However, all participants will pay a pro rata share of brokerage commissions incurred by the DRIP administrator when it makes open market purchases. If a DRIP participant elects to have the DRIP Administrator sell its shares in connection with a withdrawal from the DRIP, the DRIP administrator is authorized to deduct a $15 transaction fee plus a $0.10 per share brokerage commission from the proceeds.

The expenses of the dividend reinvestment plan are included in “other expenses” in the table above. Our common stockholders will ultimately bear indirectly the DRIP administrator’s fees. For additional information, see “Dividend Reinvestment Plan.”

(4)	Net assets employed as the denominator for expense ratio computation is $1,110 million.

(5)	Includes management fees paid by Kayne Anderson BDC Financing, LLC (“KABDCF”) and Kayne Anderson BDC Financing II, LLC (“KABDCF II”), respectively.

The base management fee is calculated at an annual rate of 1.00% of the fair market value of our investments including, in each case, assets purchased with borrowings under credit facilities and issuances of senior unsecured notes, but excluding cash, U.S. government securities and commercial paper instruments maturing within one year of purchase.

(6)	The Incentive Fee will consist of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the Incentive Fee is based on our income and a portion is based on our capital gains. The table reflects each incentive fee calculated at a rate of 15.0%.

(7)	Interest payments on borrowed funds represents an estimate of our annualized interest expense based on borrowings under credit facilities and issuances of senior unsecured notes. The assumed weighted average interest rate outstanding under our credit facilities and senior unsecured notes was 6.77%. We intend to further borrow under credit facilities and/or issue senior unsecured notes in the future in order to finance our investments and may issue preferred stock, subject to our compliance with applicable requirements under the 1940 Act.

(8)	“Other Expenses” includes estimated general and administrative expenses, professional fees and director fees and is based on amounts estimated for the current fiscal year. Includes expenses paid by KABDCF and KABCF II, respectively.

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

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return resulting entirely from net realized capital gains(1)	$105	$297	$468	$814
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return resulting entirely from net investment income(2)	$91	$261	$416	$751

(1)	Assumes no unrealized capital depreciation or realized capital losses and 5% annual return on our portfolio resulting entirely from net realized capital gains (and therefore subject to the capital gains incentive fee). Because our investment strategy involves investments that primarily generate current income, we believe that a 5% annual return resulting from realized capital gains is unlikely.

(2)	The income based incentive fee is subject to a 6.00% hurdle. Accordingly, no incentive fee would be payable in this example.

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

Senior Securities

Information about the Company’s senior securities is shown as of the dates indicated in the below table. The report of our independent registered public accounting firm, PricewaterhouseCoopers LLP, as of December 31, 2025, is included within “Item 8. Consolidated Financial Statements and Supplementary Data.”

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2) ($ in millions)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Corporate Credit Facility
December 31, 2025	$135	$1,980	—	N/A
December 31, 2024	$250	$2,380	—	N/A
December 31, 2023	$234	$1,980	—	N/A
December 31, 2022	$269	$2,030	—	N/A
December 31, 2021	—	—	—	N/A

Revolving Funding Facility
December 31, 2025	$525	$1,980	—	N/A
December 31, 2024	$420	$2,380	—	N/A
December 31, 2023	$306	$1,980	—	N/A
December 31, 2022	$200	$2,030	—	N/A
December 31, 2021	—	—	—	N/A

Revolving Funding Facility II(5)
December 31, 20254	$195	$1,980	—	N/A
December 31, 2024	$113	$2,380	—	N/A
December 31, 2023	$70	$1,980	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A

Class and Period	Total Amount Outstanding(1) ($ in millions)	Asset Coverage per Unit(2) ($ in millions)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Subscription Credit Agreement(6)
December 31, 2025	—	—	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	$11	$1,980	—	N/A
December 31, 2022	$108	$2,030	—	N/A
December 31, 2021	$105	$2,170	—	N/A

Loan and Security Agreement (LSA)(7)
December 31, 2025	—	—	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	$162	$2,170	—	N/A

Notes
December 31, 2025	$275	$1,980	—	N/A
December 31, 2024	$75	$2,380	—	N/A
December 31, 2023	$75	$1,980	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A

(1)	Total amount of senior securities outstanding at the end of the period presented.

(2)	Asset coverage per unit is the ratio of the carrying value of our total assets, less all liabilities excluding indebtedness represented by senior securities in this table, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness and is calculated on a consolidated basis.

(3)	The amount to which such class of senior security would be entitled upon our involuntary liquidation in preference to any security junior to it.

(4)	Not applicable because the senior securities are not registered for public trading.

(5)	The Revolving Funding Facility II was entered into on December 22, 2023.

(6)	The Subscription Credit Agreement was terminated on April 1, 2024.

(7)	The Loan and Security Agreement (“LSA”) was terminated on February 18, 2022.

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

The Advisor executes on our investment objective by (1) accessing the established loan sourcing channels developed by KAPC, which includes an extensive network of private equity firms, other middle market lenders, financial advisors, intermediaries and management teams, (2) selecting investments within our middle market company focus, (3) implementing KAPC’s underwriting process and (4) drawing upon its experience and resources and the broader Kayne Anderson network. KAPC was established in 2011 and manages (directly and through affiliates) assets under management (“AUM”) of approximately $7.3 billion related to middle market private credit as of December 31, 2025.

Recent Developments

On January 16, 2026, we paid a regular dividend of $0.40 per share to each common stockholder of record as of December 31, 2025. The total dividend was $27.2 million and, of this amount, $0.2 million was DRIP which was fulfilled through open market purchases of common stock.

On February 12, 2026, our Board of Directors declared a regular dividend to common stockholders in the amount of $0.40 per share. The regular dividend of $0.40 per share will be paid on April 16, 2026 to stockholders of record as of the close of business on March 31, 2026, payable in cash or shares of our common stock pursuant to our Dividend Reinvestment Plan, as amended.

On February 20, 2026, we and our wholly owned special purposes financing subsidiary, Kayne Anderson BDC Financing, LLC (“KABDCF”), amended the Revolving Funding Facility. Under the terms of the amendment, we extended the final maturity date to February 20, 2031 and reduced the interest rate on borrowings from daily SOFR plus 2.15% to daily SOFR plus 1.95% per annum.

From January 1, 2026 to February 20, 2026, our agent repurchased 1,020,586 shares of common stock at an average price of $14.25 per share for a total amount of $14.5 million. As of February 20, 2026, $45.4 million remains for repurchase under our stock repurchase plan.

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

As of December 31, 2025, we had investments in 107 portfolio companies with an aggregate fair value of approximately $2,198 million, and unfunded commitments to these portfolio companies of $287 million, and our portfolio consisted of 93.2% first lien senior secured loans, 4.9% subordinated debt and 1.9% equity investments. As of December 31, 2025, the weighted average remaining term of our debt investments was 3.1 years based on principal amount.

As of December 31, 2025, we held investments in broadly syndicated loans in 5 portfolio companies with an aggregate principal amount of $47 million. Our investments in broadly syndicated loans were made in anticipation of the receipt of proceeds from our final capital call and our IPO which closed during the second quarter of 2024. We expect to rotate out of these investments over coming quarters to invest in private middle market loans consistent with our principal strategy. We have presented certain portfolio-related information below for our private middle market loans and broadly syndicated loans separately and on a combined basis for ease of reference.

As of December 31, 2025, 95.7% of our debt investments had floating interest rates. Our weighted average yields for debt investments were as follows:

	Excluding Non-Income Producing Debt Investments		Including Non-Income Producing Debt Investments
	Fair Value	Amortized Cost	Fair Value	Amortized Cost

Private middle market loans	10.4%	10.5%	10.2%	10.2%
Broadly syndicated loans	6.0%	6.0%	6.0%	6.0%
Total debt investments	10.3%	10.4%	10.1%	10.1%

As of December 31, 2025, our portfolio was invested across 26 different industries (Global Industry Classification “GICS”, Level 3 – Industry). The largest industries in our portfolio as of December 31, 2025 were Distributors, Commercial Services & Supplies, Health Care Providers & Services and Food Products, which represented, as a percentage of our portfolio of long-term investments, 11.9%, 11.9%, 10.8% and 10.5%, respectively, based on fair value. We are generalist investors and the mix of industries represented by our portfolio companies will vary over time.

As of December 31, 2025, our average position size based on commitment of private credit investments (at the portfolio company level) was $23.6 million.

As of December 31, 2025, the weighted average and median last twelve months (“LTM”) EBITDA of our portfolio companies were as follows:

●	private middle market loans were $52.7 million and $39.8 million, respectively, based on fair value[1,2]

●	broadly syndicated loans were $1,768.7 million and $1,406.2 million, respectively, based on fair value; and

●	total investments were $95.1 million and $41.6 million, respectively, based on fair value[1,2]

As of December 31, 2025, the weighted average loan-to-enterprise-value (“LTEV”) of our debt investments at the time of our initial investment was as follows:

●	private middle market loans was 43.5%, based on par[1,2]

●	broadly syndicated loans was 28.2%, based on par

●	total investments was 43.1%, based on par[1,2] ; and

●	LTEV represents the total par value of our debt investment relative to our estimate of the enterprise value of the underlying borrower

As of December 31, 2025, we had five debt investments on non-accrual status, which represented 1.4% and 2.6% of total debt investments at fair value and cost, respectively.

As of December 31, 2025, our portfolio companies’ weighted average leverage ratios and weighted average interest coverage ratios (the calculations of which are based on the most recent quarter end or latest available information from the portfolio companies) were as follows:

●	private middle market loans were 4.5x and 2.4x, respectively, based on fair value[1,2]

●	broadly syndicated loans were 2.5x and 4.7x, respectively, based on fair value; and

●	total investments were 4.5x and 2.4x, respectively, based on fair value[1,2]

As of December 31, 2025, the percentage of our debt investments including at least one financial maintenance covenant was as follows:

●	private middle market loans was 100.0% based on fair value[1,2]

●	broadly syndicated loans was 0%, based on fair value; and

●	total investments was 97.5%, based on fair value[1,2]

[1]	Excludes investments on watch list, which represent 5.1% of the total fair value of debt investments as of December 31, 2025.

[2]	Excludes opportunistic debt investments of BC CS 2, L.P. (Cuisine Solutions, Inc.), SGCP Partners, Inc. (SG Credit), Texas Coffee Holdco LLC and M2S Group Intermediate Holdings, Inc., which represent 7.4% of the total fair value of debt investments as of December 31, 2025.

Listed below are our top ten portfolio companies and industries represented as a percentage of total long-term investments as of December 31, 2025:

Portfolio Company		Industry	Fair Value ($ in millions)	Percentage of long-term investments
1	SGCP Intermediate, Inc. (SG Credit)	Financial services	$105.0	4.8%
2	BR PJK Produce, LLC (Keany)	Food products	$39.1	1.8%
3	CREO Group Inc. (HMS Manufacturing)	Household products	$37.7	1.7%
4	WCHG Buyer, Inc. (Handgards)	Containers & packaging	$37.4	1.7%
5	Vitesse Systems Parent, LLC	Aerospace & defense	$36.6	1.7%
6	M2S Group Intermediate Holdings, Inc.	Containers & packaging	$36.5	1.6%
7	Carton Packaging Buyer, Inc. (Century Box)	Containers & packaging	$36.2	1.6%
8	IF&P Foods, LLC (FreshEdge)	Food products	$35.2	1.6%
9	BLP Buyer, Inc. (Bishop Lifting Products)	Commercial services & supplies	$34.7	1.6%
10	Improving Acquisition LLC	IT services	$34.7	1.6%
			$433.1	19.7%

Our investment activity for the years ended December 31, 2025 and 2024 is presented below (information presented herein is at par value unless otherwise indicated).

	For the years ended December 31,
	2025 ($ in millions)	2024 ($ in millions)

New investments:
Gross new investments commitments	$877.1	$1,043.9
Less: investment commitments sold down, exited or repaid(1)	(549.9)	(371.3)
Net investment commitments	$327.2	672.6

Principal amount of investments funded(2):
Private credit investments	$781.2	$673.0
Broadly syndicated loans	-	328.1
Common equity investments	14.7	3.8
Total principal amount of investments funded	$795.9	$1,004.9

Principal amount of investments sold / repaid (2):
Private credit investments	$(363.5)	$(294.8)
Broadly syndicated loans	(206.2)	(74.7)
Common equity investments	(0.3)	(0.3)
Total principal amount of investments sold or repaid	$(570.0)	$(369.8)

Number of new private credit investment commitments	51	61
Average new private credit investment commitment amount	$17.2	$11.7
Number of new broadly syndicated loan commitments	-	26
Average new broadly syndicated loan commitment amount	$-	$12.6
Weighted average maturity for new investment commitments(3)	4.3 years	4.3 years
Percentage of new debt investment commitments at floating rates	86.8%	100.0%
Percentage of new debt investment commitments at fixed rates	13.2%	0.0%
Weighted average interest rate of new private credit investment commitments(4)	9.6%	10.1%
Weighted average interest rate of new broadly syndicated loan commitments(4)	-	7.4%
Weighted average interest rate on investments sold or paid down(5)	8.7%	10.8%

(1)	Does not include repayments on revolving loans, which may be redrawn.

(2)	Does not include restructured activity. For common equity investments, amount represents cost.

(3)	For undrawn delayed draw term loans, the maturity date used is that of the associated term loan.

(4)	Based on the rate in effect at December 31st of each year per our Consolidated Schedule of Investments for new commitments entered into during the year.

(5)	Based on the underlying rate if still held at December 31st of each year. For those investments sold or paid down in full during the year, based on the rate in effect at the time of sale or paid down.

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

The table below sets forth our fair value of debt investments and number of portfolio companies, including percentage of each total, that are on watch list as of December 31, 2025 and 2024. This table excludes equity investments.

As of December 31, 2025				As of December 31, 2024
Fair Value ($ in millions)%		Number of Companies	%	Fair Value ($ in millions)%		Number of Companies	%
$110.1	5.1%	9	8.4%	$69.4	3.5%	5	4.5%

We use Global Industry Classification Standards (GICS), Level 3 – Industry, for classifying the industry groupings of our portfolio companies. The table below describes long-term investments by industry composition based on fair value as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024

Distributors	11.9%	15.1%
Commercial services & supplies	11.9%	11.7%
Health care providers & services	10.8%	8.4%
Food products	10.5%	10.0%
Containers & packaging	9.1%	7.5%
Machinery	6.9%	3.7%
Professional services	6.6%	4.7%
Financial services(1)	4.8%	-%
Aerospace & defense	3.8%	4.4%
Chemicals	3.7%	1.1%
Leisure products	2.6%	3.2%
Household products	2.4%	0.8%
Textiles, apparel & luxury goods	1.8%	2.1%
Automobile components	1.7%	3.6%
Building products	1.6%	2.3%
IT services	1.6%	1.7%
Wireless telecommunication services	1.5%	1.5%
Personal care products	1.1%	3.7%
Health care equipment & supplies	1.1%	1.4%
Insurance	1.0%	2.0%
Household durables	0.9%	1.0%
Diversified consumer services	0.8%	-%
Specialty retail	0.8%	2.1%
Biotechnology	0.6%	0.6%
Pharmaceuticals	0.3%	1.8%
Diversified telecommunication services	0.2%	1.5%
Hotels, restaurants & leisure	-%	1.4%
Media	-%	0.8%
Diversified consumer services	-%	0.1%
Construction materials	-%	0.7%
Semiconductors & semiconductor equipment	-%	0.6%
Electrical equipment	-%	0.5%
	100.0%	100.0%

(1)	Includes the Company’s debt and equity investment in SGCP Partners, Inc. (SG Credit), through investments in SGCP Intermediate, Inc. and SGCP Holdings, LLC, an asset based lending platform company, where the Company has a minority investment.

Results of Operations

The comparison for the years ended December 31, 2024 and 2023 can be found in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K for the fiscal year ended December 31, 2024.

For the years ended December 31, 2025 and 2024, our total investment income was derived from our portfolio of investments.

The following table represents the operating results for the years ended December 31, 2025 and 2024.

	For the years ended December 31,
	2025	2024
	($ in millions)	($ in millions)
Total investment income	$235.8	$213.1
Less: Net expenses	(118.2)	(83.8)
Net investment income	117.6	129.3
Net realized gains (losses) on investments	(0.1)	0.5
Net change in unrealized gains (losses) on investments	(22.2)	2.8
Income tax (expense) benefit on unrealized appreciation/depreciation on investments	(1.6)	(0.7)
Net increase (decrease) in net assets resulting from operations	$93.7	$131.9

Investment Income

Investment income for the years ended December 31, 2025 and 2024 totaled $235.8 million and $213.1 million, respectively, and consisted primarily of interest income on our debt investments. For the years ended December 31, 2025 and 2024, we had $9.1 million and $2.7 million, respectively, of PIK interest included in interest income. As of December 31, 2025, we had five debt investments on non-accrual status. As of December 31, 2024, we had three debt investment on non-accrual status.

Expenses

Operating expenses for the years ended December 31, 2025 and 2024, were as follows:

	For the years ended December 31,
	2025	2024
	($ in millions)	($ in millions)
Interest and debt financing expenses	$76.4	$61.5
Management fees	21.7	17.5
Incentive fees	17.3	17.4
Directors fees	0.7	0.6
Excise taxes	0.4	0.8
Other operating expenses	3.8	3.7
Total expenses	120.3	101.5
Management fee waiver	(2.1)	(2.9)
Incentive fee waiver (Note 3)	-	(14.8)
Net expenses	$118.2	$83.8

Net Realized Gains (Losses) on Investments

During the years ended December 31, 2025 and 2024, we had realized losses of $0.1 million and realized gains of $0.5 million, respectively, on our investments.

Net Unrealized Gains (Losses) on Investments

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the years ended December 31, 2025 and 2024, net unrealized gains (losses) on our investment portfolio were comprised of the following:

	For the years ended December 31,
	2025	2024
	($ in millions)	($ in millions)
Unrealized gains on investments	$19.5	$19.2
Unrealized (losses) on investments	(41.7)	(16.4)
Net change in unrealized gains (losses) on investments	$(22.2)	$2.8

For the years ended December 31, 2025 and 2024, we had a deferred income tax expense of $1.6 million and $0.7 million, respectively, related to our net unrealized gain on our investments in KABDC Corp, LLC, a wholly owned subsidiary, that has elected to be treated as a corporation for U.S. tax purposes. In addition, as of December 31, 2025 and 2024, our net deferred tax liability of $2.3 million and $0.7 million, respectively, is included in accrued expenses and other liabilities of our Consolidated Statement of Assets and Liabilities.

For the years ended December 31, 2025 and 2024, the top five largest contributors to the change in unrealized gains and change in unrealized losses on investments are presented in the following tables.

For the year ended
December 31, 2025
($ in millions)
Portfolio Company
Arborworks Acquisition, LLC	$4.6
SGCP Intermediate, Inc. (SG Credit)	1.9
NMA Holdings, LLC (Neuromonitoring Associates)	1.1
Lakewood Acquisition Corporation (R&B Wholesale)	1.0
TL Atlas Merger Sub Corp. (Zep)	0.8
Other portfolio companies unrealized gains	10.1
Other portfolio companies unrealized (losses)	(19.5)
BEL USA, LLC	(2.3)
TG Parent Newco LLC (Trademark Global LLC)	(3.4)
American Soccer Company, Incorporated (SCORE)	(4.6)
Siegel Egg Co., LLC	(5.0)
Sundance Holdings Group, LLC	(6.9)
Total Change in Unrealized Gain (Loss), net	$(22.2)

For the year ended
December 31, 2024
($ in millions)
Portfolio Company
Arborworks Acquisition LLC	$1.8
M2S Group Intermediate Holdings, Inc.	1.3
American Soccer Company, Incorporated (SCORE)	1.1
CCFF Buyer, LLC (California Custom Fruits & Flavors, LLC)	1.0
WAM CR Acquisition, Inc. (Wolverine)	0.9
Other portfolio companies unrealized gains	13.1
Other portfolio companies unrealized (losses)	(9.0)
LSL Industries, LLC (LSL Healthcare)	(0.6)
Gulf Pacific Holdings, LLC	(0.7)
Siegel Egg Co., LLC	(1.6)
Trademark Global LLC	(2.0)
Sundance Holdings Group, LLC	(2.5)
Total Change in Unrealized Gain (Loss), net	$2.8

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

We finance our investments with leverage in the form of borrowings under credit facilities and issuances of senior unsecured notes. We also intend to further borrow under credit facilities and/or issue senior unsecured notes in the future in order to finance our investments. In accordance with the 1940 Act, we are required to meet a coverage ratio of total assets (less total liabilities other than indebtedness) to total borrowings and other senior securities (and any preferred stock that we may issue in the future) of at least 150%. As defined in the 1940 Act, a 150% asset coverage means that for every $100 of net assets we hold, we can raise $200 from borrowing and issuing senior securities. If this ratio declines below 150%, we cannot incur additional leverage and could be required to sell a portion of our investments to repay some leverage when it is disadvantageous to do so. As of December 31, 2025 and December 31, 2024, our asset coverage ratios were 198% and 238%, respectively. We currently intend to target asset coverage of 200% to 180% (which equates to a debt-to-equity ratio of 1.0x to 1.25x) but may alter this target based on market conditions.

Over the next twelve months, we expect that cash and cash equivalents, taken together with our available capacity under our credit facilities, will be sufficient to conduct anticipated investment activities. Beyond twelve months, we expect that our cash and liquidity needs will continue to be met by cash generated from our ongoing operations as well as financing activities.

As of December 31, 2025, we had $275 million Notes outstanding, $855 million borrowed under our credit facilities and cash and cash equivalents of $43.4 million (including investments in money market funds, but excluding deposits for investments). As of that date, we had $545 million of undrawn commitments available on our credit facilities (subject to borrowing base restrictions and other conditions). As of February 20, 2026, we had $275 million Notes outstanding, $851.5 million borrowed under our credit facilities and cash and cash equivalents of $13.3 million (including investments in money market funds).

Senior Unsecured Notes

As of December 31, 2025, we have $275 million of senior unsecured notes outstanding, with $25 million of 8.65% Series A Notes due June 2027 (the “Series A Notes”), $50 million of 8.74% Series B Notes due June 2028 (the “Series B Notes”, $40 million of floating rate Series C Notes with an interest rate of SOFR plus 2.32% per annum due June 2028 (the “Series C Notes”), $60 million of 5.80% Series D Notes due June 2028 (the “Series D Notes”) and $100 million of 6.15% Series E Notes due October 2030 (the “Series E Notes”). We refer to all of these series of senior unsecured notes as, collectively, the “Notes”.

In connection with the Series D and Series E Notes, we entered into interest rate swaps to more closely align the interest rates of our liabilities with our investment portfolio, which consists of predominantly floating rate loans. Under the interest rate swap agreement related to the Series D Notes, we receive a fixed interest rate of 5.80% per annum and pay a floating interest rate of SOFR plus 2.37% per annum on the $60 million of the Series D Notes. Under the interest rate swap agreement related to the Series E Notes, we receive a fixed interest rate of 6.15% per annum and pay a floating interest rate of SOFR plus 2.6565% per annum on the $100 million of the Series E Notes. We designated each interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.

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

Revolving Funding Facility: We and our wholly owned, special purpose financing subsidiary, Kayne Anderson BDC Financing, LLC (“KABDCF”), are party to a senior secured revolving funding facility (the “Revolving Funding Facility”). We and KABDCF have a commitment of $675 million. The Revolving Funding Facility is secured by all of the assets held by KABDCF, and we have agreed that it will not grant or allow a lien on the membership interest of KABDCF. The end of the reinvestment period is February 20, 2029, and the maturity date is February 20, 2031. The interest rate on the Revolving Funding Facility is daily SOFR plus 1.95% per annum. KABDCF is also required to pay a commitment fee of between 0.50% and 1.50% per annum depending on the size of the unused portion of the Revolving Funding Facility.

Revolving Funding Facility II: We and our wholly owned, special purpose financing subsidiary, Kayne Anderson BDC Financing II, LLC (“KABDCF II”), are party to a senior secured revolving credit facility (the “Revolving Funding Facility II”). The Revolving Funding Facility II has an initial commitment of $250 million which, under certain circumstances, can be increased up to $500 million. The Revolving Funding Facility II is secured by all of the assets held by KABDCF II, and we have agreed that it will not grant or allow a lien on the membership interest of KABDCF II. The end of the reinvestment period and the stated maturity date for the Revolving Funding Facility II are December 22, 2027, and December 22, 2029, respectively. The interest rate on the Revolving Funding Facility II is equal to 3-month term SOFR plus 2.25% per annum. KABDCF II is also required to pay a commitment fee of 0.55%.

Contractual Obligations

A summary of our significant contractual principal payment obligations related to the repayment of our outstanding indebtedness at December 31, 2025 is as follows:

	Payments Due by Period ($ in millions)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Senior Unsecured Notes	$275.0	$-	$175.0	$100.0	$-
Corporate Credit Facility	135.0	-	-	135.0	-
Revolving Funding Facility	525.0	-	-	525.0	-
Revolving Funding Facility II	195.0	-	-	195.0	-
Total contractual obligations	$1,130.0	$-	$175.0	$955.0	$-

Off-Balance Sheet Arrangements

As of December 31, 2025 and December 31, 2024, we had an aggregate $287.5 million and $186.3 million, respectively, of unfunded commitments, including $171.1 million and $126.7 million, respectively, of unfunded commitments on revolvers, to provide debt financing to our portfolio companies. Such commitments are generally subject to the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in our financial statements. Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not have any other off-balance sheet financings or liabilities.

Critical Accounting Estimates

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies, including those relating to the valuation of our investment portfolio, are described below. The critical accounting policies should be read in conjunction with our risk factors in this Annual Report. See Note 2 to our consolidated financial statements for the years ended December 31, 2025 and 2024, for more information on our critical accounting policies.

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

Related Party Transactions

Investment Advisory Agreement. On February 5, 2021, we entered into an Investment Advisory Agreement with our Advisor. On March 6, 2024, the Board approved an amended and restated investment advisory agreement (the “Amended Investment Advisory Agreement”) between the Company and the Advisor, which became effective upon the completion of the initial public offering of shares of common stock on May 24, 2024 (the “IPO Date”). On February 12, 2026, the Board approved an additional one-year term of the Amended Investment Advisory Agreement through March 15, 2027.

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

Administration Agreement. On February 5, 2021, we entered into the Administration Agreement with our Advisor, which serves as our Administrator and provides or oversees the performance of its required administrative services and professional services rendered by others, which include (but are not limited to), accounting, payment of our expenses, legal, compliance, operations, technology and investor relations, preparation and filing of our tax returns, and preparation of financial reports provided to its stockholders and filed with the SEC. On February 12, 2026, the Board approved an additional one-year term of the Administration Agreement through March 15, 2027.

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

Valuation Risk. The majority of our investments are in instruments that do not have readily ascertainable market prices and the Advisor, as our valuation designee, will value these securities at fair value as determined in good faith under procedures approved by our Board of Directors. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.

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

Assuming that the consolidated statement of assets and liabilities as of December 31, 2025 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact ($ in millions) of hypothetical base rate changes in interest rate (considering interest rate floors for floating rate instruments). We do not include investments on non-accrual status and classified as non-income producing as of December 31, 2025 in this calculation.

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense (1)	Net Increase (Decrease) in Net Investment Income
Down 200 basis points	$(40.9)	$(21.1)	$(19.8)
Down 100 basis points	$(20.5)	$(10.5)	$(10.0)
Up 100 basis points	$20.5	$10.5	$10.0
Up 200 basis points	$40.9	$21.1	$19.8

(1)	Includes the impact of our interest rate swaps as a result of interest rate changes.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Kayne Anderson BDC, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Kayne Anderson BDC, Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations, of changes in net assets and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

We have also previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of assets and liabilities, including the consolidated schedules of investments, of the Company as of December 31, 2023, 2022, and 2021, and the related consolidated statements of operations, changes in net assets and cash flows for the year ended December 31, 2021 (none of which are presented herein), and we expressed unqualified opinions on those consolidated financial statements. In our opinion, the information set forth in the Senior Securities table of the Company for each of the five years in the period ended December 31, 2025 is fairly stated, in all material respects, in relation to the consolidated financial statements from which it has been derived.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Report of Management on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2025 and 2024 by correspondence with the custodian and transfer agent. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Valuation of Level 3 Debt Investments

As described in Note 5 to the consolidated financial statements, the Company held $2.15 billion of total level 3 investments at fair value as of December 31, 2025, with debt investments representing approximately $2.11 billion of this total. The fair values of the level 3 debt investments were determined by management using a discounted cash flow analysis and inputs that are unobservable and reflect management’s judgments about assumptions that market participants would use to determine a current transaction price. The significant unobservable input in the discounted cash flow analysis is the discount rate.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of level 3 debt investments, including controls over the development of significant unobservable inputs related to discount rates. These procedures also included, among others, testing the completeness, accuracy, and reliability of the underlying data and either (i) testing management’s process for developing the fair value estimate of the level 3 debt investments, as well as the involvement of professionals with specialized skill and knowledge to assist in (a) evaluating the appropriateness of the discounted cash flow analysis and (b) evaluating the reasonableness of the significant unobservable inputs used by management related to the discount rates; or (ii) leveraging recent market transactions ; or (iii) the involvement of professionals with specialized skill and knowledge to assist in evaluating the external market and industry data used in the discounted cash flow analysis and the reasonableness of management’s estimate by developing an independent fair value estimate range for level 3 debt investments using independently determined significant unobservable inputs for the discount rates and comparing the independent fair value estimate range to management’s estimates.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California

March 2, 2026

We have served as the auditor of one or more investment companies in Kayne Anderson Funds Family since 2004.

Kayne Anderson BDC, Inc.

Consolidated Statements of Assets and Liabilities

(amounts in 000’s, except share and per share amounts)

	December 31, 2025	December 31, 2024
Assets:
Investments, at fair value:
Non-controlled, non-affiliated investments (amortized cost of $2,079,041 and $1,956,617)	$2,084,737	$1,982,947
Non-controlled, affiliated investments (amortized cost of $118,459 and $15,438, respectively)	113,684	12,196
Investments in money market funds (amortized cost of $25,409 and $48,683)	25,409	48,683
Cash	18,027	22,375
Deposits for investments	13,015	-
Receivable for sales of investments	7,168	-
Receivable for principal payments on investments	308	540
Interest receivable	24,063	14,965
Prepaid expenses and other assets	291	958
Total Assets	$2,286,702	$2,082,664

Liabilities:
Corporate Credit Facility (Note 6)	$135,000	$250,000
Unamortized Corporate Credit Facility issuance costs	(3,372)	(3,235)
Revolving Funding Facility (Note 6)	525,000	420,000
Unamortized Revolving Funding Facility issuance costs	(4,671)	(4,746)
Revolving Funding Facility II (Note 6)	195,000	113,000
Unamortized Revolving Funding Facility II issuance costs	(2,100)	(1,251)
Notes (Note 6)	274,701	75,000
Unamortized notes issuance costs	(2,560)	(643)
Shares repurchased payable (Note 7)	496	-
Distributions payable	27,213	28,424
Management fee payable (Note 3)	5,613	3,712
Incentive fee payable (Note 3)	3,935	-
Accrued expenses and other liabilities	22,041	15,236
Accrued excise tax expense	475	825
Total Liabilities	$1,176,771	$896,322

Commitments and contingencies (Note 8)

Net Assets:
Common Shares, $0.001 par value; 100,000,000 shares authorized; 67,998,184 and 71,059,689 as of December 31, 2025 and December 31, 2024, respectively, issued and outstanding	$68	$71
Additional paid-in capital	1,108,001	1,152,396
Total distributable earnings (deficit)	1,862	33,875
Total Net Assets	$1,109,931	$1,186,342
Total Liabilities and Net Assets	$2,286,702	$2,082,664
Net Asset Value Per Common Share	$16.32	$16.70

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Statements of Operations

(amounts in 000’s, except share and per share amounts)

	For the years ended December 31,
	2025	2024	2023
Income:
Investment income from investments:
Interest income from non-controlled, non-affiliated investments	$220,909	$208,178	$158,781
Interest income from non-controlled, affiliated investments	4,763	754	-
Payment-in-kind interest income from non-controlled, non-affiliated investments	9,093	2,706	1,652
Dividend income	1,054	1,468	571
Total Investment Income	235,819	213,106	161,004

Expenses:
Management fees	21,739	17,487	11,433
Incentive fees	17,296	17,449	9,433
Interest expense	76,361	61,516	52,314
Professional fees	1,432	1,503	691
Directors fees	638	621	611
Excise tax	431	817	101
Other general and administrative expenses	2,381	2,159	1,604
Total Expenses	120,278	101,552	76,187
Less: Management fee waiver (Note 3)	(2,071)	(2,900)	-
Less: Incentive fee waiver (Note 3)	-	(14,818)	-
Net expenses	118,207	83,834	76,187
Net Investment Income (Loss)	117,612	129,272	84,817

Realized and unrealized gains (losses) on investments
Net realized gains (losses):
Non-controlled, non-affiliated investments	(79)	570	(10,686)
Total net realized gains (losses)	(79)	570	(10,686)
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	(20,636)	4,783	2,944
Non-controlled, affiliated investments	(1,533)	(1,968)	-
Total net change in unrealized gains (losses)	(22,169)	2,815	2,944
Total realized and unrealized gains (losses)	(22,248)	3,385	(7,742)
Income tax (expense) benefit on unrealized appreciation/depreciation on investments	(1,658)	(717)	-
Net Increase in Net Assets Resulting from Operations	$93,706	$131,940	$77,075

Per Common Share Data:
Basic and diluted net investment income per common share	$1.67	$2.03	$2.16
Basic and diluted net increase in net assets resulting from operations	$1.33	$2.07	$1.96
Weighted Average Common Shares Outstanding - Basic and Diluted	70,255,235	63,762,377	39,250,232

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Statements of Changes in Net Assets

(amounts in 000’s)

	For the years ended December 31,
	2025	2024	2023
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$117,612	$129,272	$84,817
Net realized gains (losses) on investments	(79)	570	(10,686)
Net change in unrealized gains (losses) on investments	(22,169)	2,815	2,944
Income tax (expense) benefit on unrealized appreciation/depreciation on investments	(1,658)	(717)
Net Increase in Net Assets Resulting from Operations	93,706	131,940	77,075

Decrease in Net Assets Resulting from Stockholder Dividends
Dividends to stockholders	(126,150)	(111,908)	(81,617)
Net Decrease in Net Assets Resulting from Stockholder Dividends	(126,150)	(111,908)	(81,617)

Increase (Decrease) in Net Assets Resulting from Capital Share Transactions
Issuance of common shares	-	480,997	90,575
Common stock purchased under the share repurchase program	(47,994)	(1,525)	-
Reinvestment of dividends	4,027	3,782	4,982
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	(43,967)	483,254	95,557
Total Increase (Decrease) in Net Assets	(76,411)	503,286	91,015
Net Assets, Beginning of Period	1,186,342	683,056	592,041
Net Assets, End of Period	$1,109,931	$1,186,342	$683,056

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Statements of Cash Flows

(amounts in 000’s)

	For the years ended December 31,
	2025	2024	2023

Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$93,706	$131,940	$77,075
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized (gains)/losses on investments	79	(570)	10,686
Net change in unrealized (gains)/losses on investments	22,169	(2,815)	(2,944)
Net accretion of discount on investments	(15,320)	(12,472)	(9,777)
Sales (purchases) of investments in money market funds, net	23,274	(35,881)	(2,955)
Purchases of portfolio investments	(773,781)	(983,505)	(391,341)
Proceeds from sales of investments and principal repayments	569,946	370,423	196,649
Paid-in-kind interest from portfolio investments	(9,093)	(2,706)	(1,652)
Amortization of deferred financing cost	3,970	3,718	2,694
Increase/(decrease) in operating assets and liabilities:
(Increase)/decrease in deposits for investments	(13,015)	-	-
(Increase)/decrease in receivable for sales of investments	(7,168)	-	-
(Increase)/decrease in interest and dividends receivable	(6,376)	(2,091)	(2,430)
(Increase)/decrease in receivable for principal payments on investments	232	(436)	7
Increase/(decrease) in accrued excise tax expense	(350)	724	101
(Increase)/decrease in prepaid expenses and other assets	667	(639)	28
Increase/(decrease) in payable for investments purchased	-	-	(956)
Increase/(decrease) in management fees payable	1,901	716	581
Increase/(decrease) in incentive fee payable	3,935	(14,195)	9,433
Increase/(decrease) in accrued expenses and other liabilities	6,506	3,287	4,748
Net cash used in operating activities	(98,718)	(544,502)	(110,053)
Cash Flows from Financing Activities:
Borrowings/(payments) on Corporate Credit Facility, net	(115,000)	16,000	(35,000)
Borrowings on Revolving Funding Facility, net	105,000	114,000	106,000
Borrowings on Revolving Funding Facility II, net	82,000	43,000	70,000
Borrowings/(payments) on Subscription Credit Agreement, net	-	(10,750)	(97,250)
Payments of debt issuance costs	(6,798)	(7,162)	(3,716)
Payable for shares repurchased	496	-	-
Dividends paid in cash	(123,334)	(101,752)	(70,013)
Proceeds from issuance of common shares	-	480,997	90,575
Proceeds from issuance of Notes	200,000	-	75,000
Repurchase of common shares	(47,994)	(1,525)	-
Net cash provided by financing activities	94,370	532,808	135,596
Net increase (decrease) in cash	(4,348)	(11,694)	25,543
Cash, beginning of period	22,375	34,069	8,526
Cash, end of period	$18,027	$22,375	$34,069

Supplemental and Non-Cash Information:
Interest paid during the period	$67,509	$55,014	$44,384
Non-cash financing activities not included herein consisted of reinvestment of dividends	$4,027	$3,782	$4,982

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of December 31, 2025

(amounts in 000’s, except number of shares, units)

Portfolio Company	Footnotes (1)(2)	Investment (3)	Interest Rate	Spread(4)	PIK Rate	Reference(5)	Maturity Date	Principal /Par	Amortized Cost(6)	Fair Value	Percentage of Net Assets
Debt and Equity Investments
Debt Investments
Aerospace & defense
Aviation Concepts, LLC		First lien senior secured loan	9.24%	5.50%	-	SOFR(M)	12/17/2030	$16,420	$15,919	$16,420	1.5%
		First lien senior secured delayed draw loan	9.24%	5.50%	-	SOFR(M)	12/17/2030	-	-	-	0.0%
		First lien senior secured revolving loan	9.24%	5.50%	-	SOFR(M)	12/17/2030	-	-	-	0.0%
Fastener Distribution Holdings, LLC		First lien senior secured loan	8.42%	4.75%	-	SOFR(Q)	11/4/2031	19,866	19,724	20,065	1.8%
		First lien senior secured delayed draw loan	8.42%	4.75%	-	SOFR(Q)	11/4/2031	2,885	2,855	2,913	0.3%
TransDigm Inc	(7)	First lien senior secured loan	6.22%	2.50%	-	SOFR(M)	2/28/2031	6,924	6,953	6,948	0.6%
Vitesse Systems Parent, LLC		First lien senior secured loan	10.93%	7.26%	-	SOFR(M)	12/22/2028	30,584	30,075	30,431	2.7%
		First lien senior secured revolving loan	10.96%	7.26%	-	SOFR(Q)	12/22/2028	6,239	6,128	6,208	0.6%
								82,918	81,654	82,985	7.5%
Automobile components
Clarios Global LP	(7)(8)	First lien senior secured loan	6.22%	2.50%	-	SOFR(M)	5/6/2030	4,985	5,002	4,985	0.4%
Speedstar Holding LLC		First lien senior secured loan	9.84%	6.00%	-	SOFR(M)	7/22/2027	6,039	6,000	5,948	0.5%
		First lien senior secured delayed draw loan	9.84%	6.00%	-	SOFR(M)	7/22/2027	659	654	650	0.1%
WAM CR Acquisition, Inc. (Wolverine)		First lien senior secured loan	10.09%	6.25%	-	SOFR(Q)	7/23/2029	26,561	26,151	26,826	2.4%
								38,244	37,807	38,409	3.4%
Biotechnology
Alcami Corporation		First lien senior secured delayed draw loan	10.83%	7.10%	-	SOFR(M)	12/21/2028	838	838	838	0.1%
		First lien senior secured revolving loan	10.83%	7.10%	-	SOFR(M)	12/21/2028	332	305	332	0.0%
		First lien senior secured loan	10.97%	7.15%	-	SOFR(Q)	12/21/2028	11,383	11,161	11,383	1.0%
								12,553	12,304	12,553	1.1%
Building products
Ruff Roofers Buyer, LLC		First lien senior secured loan	8.84%	5.00%	-	SOFR(Q)	11/19/2029	7,043	6,778	6,972	0.6%
		First lien senior secured loan	8.67%	5.00%	-	SOFR(Q)	11/19/2029	2,640	2,611	2,613	0.2%
		First lien senior secured revolving loan	8.84%	5.00%	-	SOFR(Q)	11/19/2029	-	-	-	0.0%
		First lien senior secured delayed draw loan	8.84%	5.00%	-	SOFR(Q)	11/19/2029	-	-	-	0.0%
		First lien senior secured delayed draw loan	8.84%	5.00%	-	SOFR(Q)	11/19/2029	5,264	5,234	5,211	0.5%
		First lien senior secured delayed draw loan	8.67%	5.00%	-	SOFR(Q)	11/19/2029	2,642	2,642	2,615	0.2%
US Masonry & Building Products Co. (f/k/a US Anchors Group, Inc.)		First lien senior secured loan	8.67%	5.00%	-	SOFR(Q)	7/15/2029	17,021	16,741	17,021	1.5%
		First lien senior secured revolving loan	8.73%	5.00%	-	SOFR(M)	7/15/2029	370	321	370	0.1%
								34,980	34,327	34,802	3.1%
Chemicals
Fralock Buyer LLC		First lien senior secured loan	9.67%	6.00%	-	SOFR(Q)	9/30/2026	12,913	12,798	12,881	1.2%
		First lien senior secured loan	9.67%	6.00%	-	SOFR(Q)	9/30/2026	4,443	4,426	4,432	0.4%
		First lien senior secured revolving loan	9.67%	6.00%	-	SOFR(Q)	9/30/2026	3,338	3,336	3,330	0.3%
Gage CR Acquisition, LLC		First lien senior secured loan	8.92%	5.25%	-	SOFR(Q)	10/1/2030	27,048	26,570	27,048	2.4%
		First lien senior secured revolving loan	8.92%	5.25%	-	SOFR(Q)	10/1/2030	-	-	-	0.0%
TL Atlas Merger Sub Corp. (Zep)		First lien senior secured loan	8.67%	5.00%	-	SOFR(Q)	6/30/2031	33,605	33,252	34,025	3.1%
		First lien senior secured revolving loan	8.67%	5.00%	-	SOFR(Q)	6/30/2031	-	-	-	0.0%
								81,347	80,382	81,716	7.4%
Commercial services & supplies
Advanced Environmental Monitoring Intermediate, Inc.	(9)	First lien senior secured loan	10.24%	6.40%	-	SOFR(Q)	12/31/2028	3,651	3,610	3,651	0.3%
		First lien senior secured loan	10.24%	6.40%	-	SOFR(Q)	12/31/2028	12,559	12,386	12,559	1.1%
		First lien senior secured loan	10.09%	6.40%	-	SOFR(Q)	12/31/2028	7,372	7,340	7,372	0.7%
		First lien senior secured loan	10.09%	6.40%	-	SOFR(Q)	12/31/2028	2,787	2,725	2,787	0.3%

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of December 31, 2025

(amounts in 000’s, except number of shares, units)

Portfolio Company	Footnotes (1)(2)	Investment (3)	Interest Rate	Spread(4)	PIK Rate	Reference(5)	Maturity Date	Principal /Par	Amortized Cost(6)	Fair Value	Percentage of Net Assets
AeriTek Global Holdings LLC		First lien senior secured loan	10.32%	6.50%	-	SOFR(Q)	8/27/2030	10,027	9,886	10,027	0.9%
		First lien senior secured revolving loan	10.32%	6.50%	-	SOFR(Q)	8/27/2030	415	400	415	0.0%
Allentown, LLC		First lien senior secured loan	10.97%	6.15%	1.00%	SOFR(Q)	4/22/2027	7,580	7,518	7,371	0.7%
		First lien senior secured delayed draw loan	10.97%	6.15%	1.00%	SOFR(Q)	4/22/2027	1,369	1,356	1,332	0.1%
		First lien senior secured revolving loan	12.75%	5.00%	1.00%	PRIME	4/22/2027	104	98	101	0.0%
American Equipment Holdings LLC		First lien senior secured loan	10.19%	6.00%	-	SOFR(S)	5/5/2028	13,056	12,813	13,056	1.2%
		First lien senior secured loan	10.19%	6.00%	-	SOFR(S)	5/5/2028	1,398	1,393	1,398	0.1%
		First lien senior secured loan	10.06%	6.00%	-	SOFR(S)	5/5/2028	1,679	1,662	1,679	0.1%
		First lien senior secured loan	10.20%	6.00%	-	SOFR(S)	5/5/2028	456	456	456	0.0%
		First lien senior secured loan	10.04%	6.00%	-	SOFR(S)	5/5/2028	520	514	520	0.0%
		First lien senior secured loan	10.01%	6.00%	-	SOFR(S)	5/5/2028	2,135	2,115	2,135	0.2%
		First lien senior secured delayed draw loan	10.19%	6.00%	-	SOFR(S)	5/5/2028	5,035	5,014	5,035	0.5%
		First lien senior secured delayed draw loan	10.06%	6.00%	-	SOFR(S)	5/5/2028	4,010	3,917	4,010	0.4%
		First lien senior secured revolving loan	10.19%	6.00%	-	SOFR(S)	5/5/2028	-	-	-	0.0%
Arborworks Acquisition, LLC	(10)(11)	First lien senior secured loan	-	-	-	-	11/6/2028	4,688	4,688	4,688	0.4%
		First lien senior secured revolving loan	-	-	-	-	11/6/2028	2,139	2,139	2,139	0.2%
Bloomington Holdco, LLC (BW Fusion)		First lien senior secured loan	9.90%	6.00%	-	SOFR(Q)	5/1/2030	21,035	20,659	21,035	1.9%
		First lien senior secured revolving loan	9.67%	6.00%	-	SOFR(Q)	5/1/2030	3,612	3,442	3,612	0.3%
BLP Buyer, Inc. (Bishop Lifting Products)		First lien senior secured loan	9.97%	6.25%	-	SOFR(M)	12/22/2029	25,708	25,360	25,708	2.3%
		First lien senior secured loan	9.97%	6.25%	-	SOFR(M)	12/22/2029	1,208	1,189	1,208	0.1%
		First lien senior secured loan	10.29%	6.25%	-	SOFR(S)	12/22/2029	506	499	506	0.0%
		First lien senior secured loan	9.97%	6.25%	-	SOFR(M)	12/22/2029	563	555	563	0.1%
		First lien senior secured delayed draw loan	9.97%	6.25%	-	SOFR(M)	12/22/2029	3,146	3,102	3,146	0.3%
		First lien senior secured revolving loan	9.97%	6.25%	-	SOFR(M)	12/22/2029	2,773	2,721	2,773	0.2%
Connect America.Com, LLC	(9)	First lien senior secured loan	9.42%	5.75%	-	SOFR(Q)	10/11/2029	25,509	25,203	24,999	2.2%
Diverzify Intermediate LLC		First lien senior secured delayed draw loan	9.74%	6.01%	-	SOFR(M)	4/4/2026	-	-	-	0.0%
		First lien senior secured loan	9.74%	6.01%	-	SOFR(Q)	5/11/2027	5,972	5,909	5,823	0.5%
Gusmer Enterprises, Inc.		First lien senior secured loan	9.33%	5.61%	-	SOFR(M)	5/7/2027	2,721	2,705	2,721	0.2%
		First lien senior secured delayed draw loan	9.33%	5.61%	-	SOFR(M)	5/7/2027	3,750	3,729	3,750	0.3%
		First lien senior secured delayed draw loan	9.33%	5.61%	-	SOFR(M)	5/7/2027	990	985	990	0.1%
		First lien senior secured revolving loan	9.39%	5.61%	-	SOFR(M)	5/7/2027	735	716	735	0.1%
Superior Intermediate LLC (Landmark Structures)		First lien senior secured loan	9.22%	5.50%	-	SOFR(M)	12/18/2029	17,223	16,834	17,395	1.6%
		First lien senior secured delayed draw loan	9.22%	5.50%	-	SOFR(M)	12/18/2029	-	-	-	0.0%
		First lien senior secured revolving loan	9.22%	5.50%	-	SOFR(M)	12/18/2029	-	-	-	0.0%
PMFC Holding, LLC		First lien senior secured loan	11.84%	8.15%	-	SOFR(Q)	7/31/2026	5,445	5,423	5,445	0.5%
		First lien senior secured delayed draw loan	11.99%	8.15%	-	SOFR(Q)	7/31/2026	2,731	2,730	2,731	0.2%
		First lien senior secured revolving loan	11.99%	8.15%	-	SOFR(Q)	7/31/2026	34	34	34	0.0%
Regiment Security Partners LLC	(12)	First lien senior secured loan	13.84%	10.15%	-	SOFR(Q)	9/15/2026	6,360	6,325	5,381	0.5%
		First lien senior secured loan	15.50%	8.75%	-	PRIME	9/15/2026	3,305	3,305	2,796	0.3%
		First lien senior secured delayed draw loan	13.84%	10.15%	-	SOFR(Q)	9/15/2026	2,602	2,590	2,201	0.2%
		First lien senior secured revolving loan	13.84%	10.15%	-	SOFR(Q)	9/15/2026	780	774	660	0.1%
Tempo Acquisition, LLC	(7)	First lien senior secured loan	5.47%	1.75%	-	SOFR(M)	8/31/2028	8,103	8,124	7,774	0.7%

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of December 31, 2025

(amounts in 000’s, except number of shares, units)

Portfolio Company	Footnotes (1)(2)	Investment (3)	Interest Rate	Spread(4)	PIK Rate	Reference(5)	Maturity Date	Principal /Par	Amortized Cost(6)	Fair Value	Percentage of Net Assets
Tapco Buyer LLC		First lien senior secured loan	8.22%	4.50%	-	SOFR(M)	11/15/2030	10,471	10,340	10,576	1.0%
		First lien senior secured loan	8.23%	4.50%	-	SOFR(M)	11/15/2030	2,921	2,887	2,950	0.3%
		First lien senior secured delayed draw loan	8.23%	4.50%	-	SOFR(M)	11/15/2030	7,221	7,050	7,293	0.7%
		First lien senior secured revolving loan	8.22%	4.50%	-	SOFR(M)	11/15/2030	-	-	-	0.0%
								246,404	243,220	243,536	21.9%
Containers & packaging
Carton Packaging Buyer, Inc. (Century Box)		First lien senior secured loan	10.09%	6.25%	-	SOFR(Q)	10/30/2028	23,776	23,400	23,538	2.1%
		First lien senior secured loan	9.99%	6.25%	-	SOFR(S)	10/30/2028	11,905	11,692	11,786	1.0%
		First lien senior secured revolving loan	9.98%	6.25%	-	SOFR(M)	10/30/2028	854	814	846	0.1%
Drew Foam Companies Inc.		First lien senior secured loan	9.82%	6.15%	-	SOFR(Q)	12/5/2026	6,904	6,836	6,904	0.6%
		First lien senior secured loan	10.02%	6.15%	-	SOFR(Q)	12/5/2026	19,625	19,549	19,625	1.8%
FCA, LLC		First lien senior secured loan	9.21%	5.00%	-	SOFR(S)	7/18/2028	18,673	18,537	18,673	1.7%
		First lien senior secured loan	9.47%	5.75%	-	SOFR(M)	7/18/2028	740	731	748	0.1%
M2S Group Intermediate Holdings, Inc.		First lien senior secured loan	8.59%	4.75%	-	SOFR(M)	8/25/2031	37,471	35,215	36,534	3.3%
Monza Purchaser, LLC (Smyth)		First lien senior secured loan	9.17%	5.50%	-	SOFR(Q)	2/28/2030	26,360	25,917	26,360	2.4%
		First lien senior secured revolving loan	9.17%	5.50%	-	SOFR(Q)	2/28/2030	1,234	1,095	1,234	0.1%
		First lien senior secured delayed draw loan	9.35%	5.50%	-	SOFR(Q)	2/28/2030	5,271	5,178	5,271	0.5%
The Robinette Company		First lien senior secured loan	9.84%	6.00%	-	SOFR(Q)	5/10/2029	10,123	9,976	10,225	0.9%
		First lien senior secured revolving loan	9.84%	6.00%	-	SOFR(Q)	5/10/2029	2,414	2,355	2,438	0.2%
		First lien senior secured delayed draw loan	9.84%	6.00%	-	SOFR(Q)	5/10/2029	-	-	-	0.0%
WCHG Buyer, Inc. (Handgards)		First lien senior secured loan	8.47%	4.75%	-	SOFR(M)	4/10/2031	37,363	37,007	37,363	3.4%
								202,713	198,302	201,545	18.2%
Diversified consumer services
BCDI Meteor Acquisition, LLC		First lien senior secured loan	10.77%	7.10%	-	SOFR(Q)	6/29/2028	15,722	15,523	15,722	1.4%
		First lien senior secured loan	10.77%	7.10%	-	SOFR(Q)	6/29/2028	2,167	2,136	2,167	0.2%
								17,889	17,659	17,889	1.6%
Diversified telecommunication services
Network Connex (f/k/a NTI Connect, LLC)		First lien senior secured loan	8.57%	4.90%	-	SOFR(Q)	7/31/2027	3,552	3,542	3,552	0.3%

Financial services
SGCP Intermediate, Inc. (SG Credit)	(13)(14)		11.00%	11.00%	-	FIXED	7/15/2030	80,000	78,557	80,000	7.2%
			11.00%	11.00%	-	FIXED	7/15/2030	13,000	12,547	13,000	1.2%
								93,000	91,104	93,000	8.4%

Food products
BC CS 2, L.P. (Cuisine Solutions, Inc.)	(8)(14)		10.31%	6.10%	-	SOFR(S)	7/8/2028	14,793	14,604	14,793	1.3%
BR PJK Produce, LLC (Keany)		First lien senior secured loan	10.39%	6.40%	-	SOFR(Q)	12/14/2027	29,042	28,733	29,042	2.6%
		First lien senior secured loan	10.39%	6.40%	-	SOFR(Q)	12/14/2027	4,295	4,237	4,295	0.4%
		First lien senior secured delayed draw loan	10.38%	6.40%	-	SOFR(Q)	12/14/2027	4,321	4,253	4,321	0.4%
		First lien senior secured delayed draw loan	10.39%	6.40%	-	SOFR(Q)	12/14/2027	1,404	1,389	1,404	0.1%
CCFF Buyer, LLC (California Custom Fruits & Flavors, LLC)		First lien senior secured loan	9.08%	5.00%	-	SOFR(S)	2/26/2030	13,757	13,500	13,894	1.3%
		First lien senior secured delayed draw loan	9.06%	5.00%	-	SOFR(S)	2/26/2030	8,375	8,264	8,459	0.8%
		First lien senior secured revolving loan	9.08%	5.00%	-	SOFR(S)	2/26/2030	-	-	-	0.0%

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of December 31, 2025

(amounts in 000’s, except number of shares, units)

Portfolio Company	Footnotes (1)(2)	Investment (3)	Interest Rate	Spread(4)	PIK Rate	Reference(5)	Maturity Date	Principal /Par	Amortized Cost(6)	Fair Value	Percentage of Net Assets
City Line Distributors LLC		First lien senior secured loan	10.10%	6.26%	-	SOFR(Q)	8/31/2028	8,717	8,586	8,717	0.8%
		First lien senior secured delayed draw loan	10.13%	6.26%	-	SOFR(Q)	8/31/2028	3,572	3,537	3,572	0.3%
		First lien senior secured revolving loan	10.10%	6.26%	-	SOFR(Q)	8/31/2028	-	-	-	0.0%
Gulf Pacific Acquisition, LLC		First lien senior secured loan	10.82%	7.10%	-	SOFR(M)	9/29/2028	19,771	19,523	19,771	1.8%
		First lien senior secured delayed draw loan	10.83%	7.10%	-	SOFR(M)	9/29/2028	1,667	1,664	1,667	0.2%
		First lien senior secured revolving loan	10.82%	7.10%	-	SOFR(M)	9/29/2028	2,697	2,635	2,697	0.2%
IF&P Foods, LLC (FreshEdge)		First lien senior secured loan	9.40%	5.73%	-	SOFR(Q)	10/3/2028	26,694	26,345	26,427	2.4%
		First lien senior secured loan	9.77%	6.10%	-	SOFR(Q)	10/3/2028	212	208	211	0.0%
		First lien senior secured loan	9.02%	5.35%	-	SOFR(Q)	10/3/2028	704	683	690	0.1%
		First lien senior secured delayed draw loan	9.40%	5.73%	-	SOFR(Q)	10/3/2028	3,964	3,917	3,924	0.4%
		First lien senior secured revolving loan	9.40%	5.73%	-	SOFR(Q)	10/3/2028	3,490	3,450	3,455	0.3%
J&K Ingredients, LLC		First lien senior secured loan	8.67%	5.00%	-	SOFR(Q)	11/16/2028	24,313	23,915	24,252	2.2%
		First lien senior secured loan	8.67%	5.00%	-	SOFR(Q)	11/16/2028	7,888	7,811	7,868	0.7%
		First lien senior secured loan	8.67%	5.00%	-	SOFR(Q)	11/16/2028	-	-	-	0.0%
ML Buyer, LLC (Mama Lycha Foods, LLC)		First lien senior secured loan	9.49%	5.75%	-	SOFR(Q)	9/7/2029	11,439	11,260	11,553	1.0%
		First lien senior secured revolving loan	9.49%	5.75%	-	SOFR(Q)	9/7/2029	798	739	806	0.1%
Siegel Egg Co., LLC	(10)(11)	First lien senior secured loan	-	-	-	-	12/29/2026	14,727	14,620	8,615	0.8%
		First lien senior secured loan	-	-	-	-	12/29/2026	382	375	382	0.0%
		First lien senior secured loan	-	-	-	-	12/29/2026	912	894	912	0.1%
		First lien senior secured revolving loan	-	-	-		12/29/2026	3,179	3,157	1,860	0.2%
Texas Coffee Holdco LLC		First lien senior secured delayed draw loan	11.49%	7.65%	-	SOFR(Q)	10/31/2030	15,000	14,451	15,000	1.3%
		First lien senior secured delayed draw loan	11.49%	7.65%	-	SOFR(Q)	10/31/2030	-	-	-	0.0%
Worldwide Produce Acquisition, LLC		First lien senior secured delayed draw loan	11.59%	2.50%	5.25%	SOFR(Q)	1/18/2029	571	561	553	0.0%
		First lien senior secured delayed draw loan	11.59%	2.50%	5.25%	SOFR(Q)	1/18/2029	474	455	459	0.0%
		First lien senior secured delayed draw loan	11.59%	2.50%	5.25%	SOFR(Q)	1/18/2029	-	-	-	0.0%
		First lien senior secured revolving loan	10.61%	6.75%	-	SOFR(Q)	1/18/2029	64	64	62	0.0%
		First lien senior secured loan	11.59%	2.50%	5.25%	SOFR(Q)	1/18/2029	2,913	2,864	2,819	0.3%
								230,135	226,694	222,480	20.1%
Health care equipment & supplies
ECS Opco 1, LLC (Spectrum Vascular)		First lien senior secured loan	8.42%	4.75%	-	SOFR(Q)	3/26/2031	5,861	5,775	5,670	0.5%
		First lien senior secured delayed draw loan	8.42%	4.75%	-	SOFR(Q)	3/26/2031	-	-	-	0.0%
		First lien senior secured revolving loan	8.42%	4.75%	-	SOFR(Q)	3/26/2031	-	-	-	0.0%
LSL Industries, LLC		First lien senior secured loan	10.67%	6.76%	-	SOFR(Q)	11/3/2027	17,897	17,531	17,763	1.6%
		First lien senior secured delayed draw loan	10.67%	6.76%	-	SOFR(Q)	11/3/2027	-	-	-	0.0%
		First lien senior secured revolving loan	10.67%	6.76%	-	SOFR(Q)	11/3/2027	-	-	-	0.0%
								23,758	23,306	23,433	2.1%

Health care providers & services
Aegis Toxicology Sciences Corporation		First lien senior secured loan	9.69%	6.00%	-	SOFR(Q)	6/20/2030	27,360	26,755	27,360	2.5%
		First lien senior secured revolving loan	9.69%	6.00%	-	SOFR(Q)	6/20/2030	-	-	-	0.0%

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of December 31, 2025

(amounts in 000’s, except number of shares, units)

Portfolio Company	Footnotes (1)(2)	Investment (3)	Interest Rate	Spread(4)	PIK Rate	Reference(5)	Maturity Date	Principal /Par	Amortized Cost(6)	Fair Value	Percentage of Net Assets
Brightview, LLC		First lien senior secured loan	9.58%	5.86%	-	SOFR(M)	12/14/2026	12,607	12,602	12,607	1.1%
		First lien senior secured delayed draw loan	9.58%	5.86%	-	SOFR(M)	12/14/2026	1,684	1,683	1,684	0.2%
		First lien senior secured revolving loan	9.58%	5.86%	-	SOFR(M)	12/14/2026	620	618	620	0.1%
Guardian Dentistry Practice Management, LLC		First lien senior secured loan	9.33%	5.61%	-	SOFR(M)	8/20/2027	5,853	5,799	5,853	0.5%
		First lien senior secured delayed draw loan	9.33%	5.61%	-	SOFR(M)	8/20/2027	11,472	11,371	11,472	1.0%
		First lien senior secured delayed draw loan	9.33%	5.61%	-	SOFR(M)	8/20/2027	4,475	4,462	4,475	0.4%
		First lien senior secured revolving loan	11.25%	4.50%	-	Prime	8/20/2027	155	155	155	0.0%
Guided Practice Solutions: Dental, LLC (GPS)		First lien senior secured delayed draw loan	10.08%	6.36%	-	SOFR(M)	11/24/2026	16,486	16,345	16,486	1.5%
		First lien senior secured delayed draw loan	10.08%	6.36%	-	SOFR(M)	11/24/2026	3,940	3,940	3,940	0.4%
		First lien senior secured delayed draw loan	10.08%	6.36%	-	SOFR(M)	11/24/2026	9,637	9,609	9,637	0.9%
Integrated Dermatology LLC		First lien senior secured delayed draw loan	10.35%	6.50%	-	SOFR(Q)	8/1/2030	25,425	24,907	25,552	2.3%
		First lien senior secured revolving loan	10.35%	6.50%	-	SOFR(Q)	8/1/2030	-	-	-	0.0%
		First lien senior secured delayed draw loan	10.36%	6.50%	-	SOFR(Q)	8/1/2030	938	835	942	0.1%
Light Wave Dental Management, LLC		First lien senior secured revolving loan	9.19%	5.50%	-	SOFR(Q)	6/30/2029	3,837	3,751	3,837	0.3%
		First lien senior secured loan	9.19%	5.50%	-	SOFR(Q)	6/30/2029	21,972	21,560	21,972	2.0%
		First lien senior secured loan	9.19%	5.50%	-	SOFR(Q)	6/30/2029	2,727	2,680	2,727	0.2%
		First lien senior secured loan	9.19%	5.50%	-	SOFR(Q)	6/30/2029	489	478	489	0.0%
		First lien senior secured loan	9.19%	5.50%	-	SOFR(Q)	6/30/2029	2,265	2,234	2,265	0.2%
MVP VIP Borrower, LLC		First lien senior secured loan	10.17%	6.50%	-	SOFR(Q)	1/3/2029	19,283	18,966	19,283	1.7%
		First lien senior secured delayed draw loan	10.17%	6.50%	-	SOFR(Q)	1/3/2029	1,555	1,530	1,555	0.1%
NMA Holdings, LLC (Neuromonitoring Associates)		First lien senior secured loan	8.70%	5.00%	-	SOFR(Q)	12/18/2030	16,261	15,974	16,423	1.5%
		First lien senior secured revolving loan	8.70%	5.00%	-	SOFR(Q)	12/18/2030	-	-	-	0.0%
		First lien senior secured delayed draw loan	8.70%	5.00%	-	SOFR(Q)	12/18/2030	769	732	777	0.1%
Redwood MSO, LLC (Smile Partners)		First lien senior secured loan	9.17%	5.50%	-	SOFR(Q)	12/20/2029	11,103	10,920	11,103	1.0%
		First lien senior secured delayed draw loan	9.17%	5.50%	-	SOFR(Q)	12/20/2029	1,216	1,190	1,216	0.1%
		First lien senior secured revolving loan	11.25%	4.50%	-	PRIME	12/20/2029	283	267	283	0.0%
Refocus Management Services, LLC		First lien senior secured loan	9.27%	5.60%	-	SOFR(Q)	2/14/2029	18,037	17,656	18,037	1.6%
		First lien senior secured delayed draw loan	9.44%	5.60%	-	SOFR(Q)	2/14/2029	7,091	6,933	7,091	0.6%
		First lien senior secured delayed draw loan	9.27%	5.60%	-	SOFR(Q)	2/14/2029	3,527	3,527	3,527	0.3%
		First lien senior secured revolving loan	9.44%	5.60%	-	SOFR(Q)	2/14/2029	496	464	496	0.1%
Salt Dental Collective LLC		First lien senior secured delayed draw loan	10.57%	6.85%	-	SOFR(M)	2/15/2028	3,940	3,940	3,940	0.4%
								235,503	231,883	235,804	21.2%
Household durables
Curio Brands, LLC		First lien senior secured loan	8.92%	5.25%	-	SOFR(Q)	4/2/2031	10,333	10,227	10,540	0.9%
		First lien senior secured revolving loan	8.92%	5.25%	-	SOFR(Q)	4/2/2031	-	-	-	0.0%
		First lien senior secured delayed draw loan	8.92%	5.25%	-	SOFR(Q)	4/2/2031	-	-	-	0.0%
Del-Air Heating, Air Conditioning & Refrigeration, LLC		First lien senior secured loan	9.37%	5.50%	-	SOFR(Q)	2/4/2031	5,259	5,190	5,259	0.5%
		First lien senior secured revolving loan	9.36%	5.50%	-	SOFR(Q)	2/4/2031	1,078	1,048	1,078	0.1%
		First lien senior secured delayed draw loan	9.32%	5.50%	-	SOFR(Q)	2/4/2031	3,362	3,306	3,362	0.3%
								20,032	19,771	20,239	1.8%

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of December 31, 2025

(amounts in 000’s, except number of shares, units)

Portfolio Company	Footnotes (1)(2)	Investment (3)	Interest Rate	Spread(4)	PIK Rate	Reference(5)	Maturity Date	Principal /Par	Amortized Cost(6)	Fair Value	Percentage of Net Assets
Household products
CREO Group Inc. (HMS Manufacturing)		First lien senior secured loan	10.35%	6.51%	-	SOFR(Q)	9/24/2029	33,794	33,211	32,949	3.0%
		First lien senior secured revolving loan	10.18%	6.51%	-	SOFR(Q)	9/24/2029	4,908	4,810	4,785	0.4%
Home Brands Group Holdings, Inc. (ReBath)		First lien senior secured loan	8.72%	5.00%	-	SOFR(M)	1/8/2028	15,141	15,019	15,141	1.4%
		First lien senior secured revolving loan	8.72%	5.00%	-	SOFR(M)	1/8/2028	-	-	-	0.0%
								53,843	53,040	52,875	4.8%
Insurance
Allcat Claims Service, LLC		First lien senior secured loan	8.57%	4.85%	-	SOFR(M)	7/7/2027	971	964	971	0.1%
		First lien senior secured delayed draw loan	8.57%	4.85%	-	SOFR(M)	7/7/2027	21,169	20,850	21,169	1.9%
		First lien senior secured delayed draw loan	8.57%	4.85%	-	SOFR(M)	7/7/2027	-	-	-	0.0%
		First lien senior secured revolving loan	8.57%	4.85%	-	SOFR(M)	7/7/2027	-	-	-	0.0%
								22,140	21,814	22,140	2.0%
IT services
Improving Acquisition LLC		First lien senior secured loan	10.32%	6.65%	-	SOFR(Q)	7/26/2027	34,538	34,264	34,538	3.1%
		First lien senior secured revolving loan	10.59%	6.65%	-	SOFR(M)	7/26/2027	167	156	167	0.0%
								34,705	34,420	34,705	3.1%
Leisure products
MacNeill Pride Group Corp.		First lien senior secured loan	10.18%	6.51%	-	SOFR(Q)	4/22/2026	7,824	7,816	7,824	0.7%
		First lien senior secured delayed draw loan	10.18%	6.51%	-	SOFR(Q)	4/22/2026	1,465	1,463	1,465	0.1%
		First lien senior secured delayed draw loan	10.18%	6.51%	-	SOFR(Q)	4/22/2026	1,639	1,631	1,639	0.2%
		First lien senior secured revolving loan	10.18%	6.51%	-	SOFR(Q)	4/22/2026	-	-	-	0.0%
Olibre Borrower LLC (Revelyst)		First lien senior secured loan	9.42%	5.75%	-	SOFR(Q)	1/3/2030	33,586	33,021	33,670	3.0%
TG Parent Newco LLC (Trademark Global LLC)	(10)(11)(13)	First lien senior secured loan	-	-	-	-	6/30/2027	12,623	12,555	7,100	0.6%
		First lien senior secured revolving loan	-	-	-	-	6/30/2027	2,815	2,800	1,583	0.2%
VENUplus, Inc. (f/k/a CTM Group, Inc.)		First lien senior secured loan	11.32%	6.85%	0.75%	SOFR(M)	11/30/2026	4,446	4,410	4,424	0.4%
								64,398	63,696	57,705	5.2%
Machinery
MRC Keystone Acquisition LLC (Automated Handing Solutions)		First lien senior secured loan	10.17%	6.50%	-	SOFR(Q)	12/18/2029	13,876	13,583	13,391	1.2%
		First lien senior secured revolving loan	10.17%	6.50%	-	SOFR(Q)	12/18/2029	-	-	-	0.0%
CMT Intermediate Holdings, LLC (Capital Machine Technologies)		First lien senior secured loan	9.22%	5.50%	-	SOFR(M)	3/29/2030	16,197	15,838	16,359	1.5%
		First lien senior secured revolving loan	9.22%	5.50%	-	SOFR(M)	3/29/2030	-	-	-	0.0%
LEM Buyer, Inc. (CFS Technologies Intermediate, Inc.)		First lien senior secured loan	9.62%	5.75%	-	SOFR(Q)	4/24/2031	11,150	10,997	11,150	1.0%
		First lien senior secured loan	9.59%	5.75%	-	SOFR(Q)	4/24/2031	15,502	15,282	15,502	1.4%
		First lien senior secured delayed draw loan	9.59%	5.75%	-	SOFR(Q)	4/24/2031	4,899	4,807	4,899	0.5%
		First lien senior secured revolving loan	9.59%	5.75%	-	SOFR(Q)	4/24/2031	-	-	-	0.0%
Eppinger Technologies, LLC	(8)	First lien senior secured loan	12.32%	7.90%	0.75%	SOFR(Q)	2/4/2026	24,847	24,810	24,847	2.2%
		First lien senior secured revolving loan	11.52%	6.90%	0.75%	SOFR(Q)	2/4/2026	1,884	1,880	1,884	0.2%
Luxium Solutions, LLC		First lien senior secured loan	8.92%	5.25%	-	SOFR(Q)	12/1/2027	3,776	3,742	3,776	0.3%
		First lien senior secured loan	8.92%	5.25%	-	SOFR(Q)	12/1/2027	4,650	4,608	4,650	0.4%
		First lien senior secured delayed draw loan	8.92%	5.25%	-	SOFR(Q)	12/1/2027	1,221	1,215	1,221	0.1%
PVI Holdings, Inc (Vytl Controls Group Inc)		First lien senior secured loan	8.92%	4.94%	-	SOFR(Q)	1/18/2028	23,411	23,250	23,411	2.1%
RMH Systems, LLC		First lien senior secured loan	8.90%	5.00%	-	SOFR(Q)	2/4/2030	10,185	10,013	9,930	0.9%
		First lien senior secured delayed draw loan	8.84%	5.00%	-	SOFR(Q)	2/4/2030	2,697	2,553	2,630	0.2%
		First lien senior secured revolving loan	8.90%	5.00%	-	SOFR(Q)	2/4/2030	-	-	-	0.0%
United Titanium, LLC		First lien senior secured loan	8.42%	4.75%	-	SOFR(M)	8/29/2031	18,412	18,146	18,596	1.7%
		First lien senior secured revolving loan	8.42%	4.75%	-	SOFR(M)	8/29/2031	-	-	-	0.0%
								152,707	150,724	152,246	13.7%

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of December 31, 2025

(amounts in 000’s, except number of shares, units)

Portfolio Company	Footnotes (1)(2)	Investment (3)	Interest Rate	Spread(4)	PIK Rate	Reference(5)	Maturity Date	Principal /Par	Amortized Cost(6)	Fair Value	Percentage of Net Assets
Personal care products
DRS Holdings III, Inc. (Dr. Scholl's)		First lien senior secured loan	8.97%	5.25%	-	SOFR(M)	11/1/2028	10,039	9,984	10,039	0.9%
		First lien senior secured revolving loan	8.97%	5.25%	-	SOFR(M)	11/1/2028	-	-	-	0.0%
PH Beauty Holdings III, Inc.		First lien senior secured loan	8.78%	5.00%	-	SOFR(S)	9/28/2027	13,920	13,699	13,920	1.3%
								23,959	23,683	23,959	2.2%
Pharmaceuticals
Foundation Consumer Brands, LLC		First lien senior secured loan	9.09%	5.15%	-	SOFR(Q)	2/12/2029	6,103	6,055	6,103	0.6%
		First lien senior secured revolving loan	9.09%	5.15%	-	SOFR(Q)	2/12/2029	-	-	-	0.0%
								6,103	6,055	6,103	0.6%
Professional services
4 Over International, LLC	(15)	First lien senior secured loan	10.82%	7.10%	-	SOFR(M)	12/7/2026	18,772	18,511	18,209	1.7%
CI (MG) Group, LLC (Mariani Premier Group)		First lien senior secured loan	9.17%	5.50%	-	SOFR(Q)	3/27/2030	21,188	20,910	21,400	1.9%
		First lien senior secured delayed draw loan	9.17%	5.50%	-	SOFR(Q)	3/27/2030	4,407	4,316	4,451	0.4%
		First lien senior secured delayed draw loan	9.17%	5.50%	-	SOFR(Q)	3/27/2030	922	910	931	0.1%
		First lien senior secured revolving loan	9.17%	5.50%	-	SOFR(Q)	3/27/2030	1,537	1,503	1,552	0.1%
DISA Holdings Corp.		First lien senior secured delayed draw loan	8.99%	5.00%	-	SOFR(Q)	9/9/2028	8,236	8,126	8,236	0.7%
		First lien senior secured delayed draw loan	8.99%	5.00%	-	SOFR(Q)	9/9/2028	1,051	1,050	1,051	0.1%
		First lien senior secured revolving loan	8.99%	5.00%	-	SOFR(Q)	9/9/2028	631	601	631	0.1%
		First lien senior secured loan	8.99%	5.00%	-	SOFR(Q)	9/9/2028	1,298	1,285	1,298	0.1%
		First lien senior secured loan	8.99%	5.00%	-	SOFR(Q)	9/9/2028	21,729	21,392	21,729	2.0%
Envirotech Services, LLC		First lien senior secured loan	9.34%	5.50%	-	SOFR(S)	1/18/2029	32,315	31,731	32,441	2.9%
		First lien senior secured loan	9.33%	5.50%	-	SOFR(S)	1/18/2029	121	120	122	0.0%
		First lien senior secured revolving loan	9.34%	5.50%	-	SOFR(S)	1/18/2029	-	-	-	0.0%
PGI Parent LLC (Prime Electric)		First lien senior secured loan	8.67%	5.00%	-	SOFR(Q)	12/31/2031	13,160	13,000	13,160	1.2%
		First lien senior secured revolving loan	8.67%	5.00%	-	SOFR(Q)	12/31/2031	-	-	-	0.0%
KAMC Holdings, Inc. (Franklin Energy)		First lien senior secured loan	9.10%	5.25%	-	SOFR(Q)	8/1/2031	18,792	18,530	18,792	1.7%
		First lien senior secured revolving loan	9.07%	5.25%	-	SOFR(Q)	8/1/2031	472	447	472	0.0%
								144,631	142,432	144,475	13.0%
Specialty retail
Harbor Freight Tools USA Inc	(7)	First lien senior secured loan	5.97%	2.25%	-	SOFR(M)	6/11/2031	17,281	17,295	17,096	1.6%
Sundance Holdings Group, LLC	(10)(11)(16)	First lien senior secured loan	-	-	-	-	6/30/2025	9,246	9,210	239	0.0%
		First lien senior secured delayed draw loan	-	-	-	-	6/30/2025	628	628	16	0.0%
		First lien senior secured delayed draw loan	-	-	-	-	6/30/2025	173	152	260	0.0%
								27,328	27,285	17,611	1.6%
Textiles, apparel & luxury goods
American Soccer Company, Incorporated (SCORE)		First lien senior secured loan	14.07%	7.40%	3.00%	SOFR(Q)	7/20/2027	28,286	27,712	25,175	2.3%
		First lien senior secured revolving loan	14.07%	7.40%	3.00%	SOFR(Q)	7/20/2027	4,843	4,751	4,310	0.4%
BEL USA, LLC	(10)(11)	First lien senior secured loan	-	-	-	-	6/2/2026	5,486	5,423	3,106	0.3%
		First lien senior secured loan	-	-	-	-	6/2/2026	90	89	51	0.0%
YS Garments, LLC		First lien senior secured loan	11.48%	7.60%	-	SOFR(Q)	8/9/2027	7,065	6,942	6,571	0.6%
								45,770	44,917	39,213	3.6%
Distributors (Trading companies & distributors)	(17)
AIDC IntermediateCo 2, LLC (Peak Technologies)		First lien senior secured loan	8.97%	5.25%	-	SOFR(M)	7/22/2027	33,950	33,513	33,950	3.0%
CGI Automated Manufacturing, LLC		First lien senior secured loan	10.83%	2.61%	4.50%	SOFR(M)	12/15/2028	17,386	17,072	17,298	1.6%
		First lien senior secured loan	10.83%	2.61%	4.50%	SOFR(M)	12/15/2028	3,178	3,127	3,162	0.3%
		First lien senior secured loan	10.83%	2.61%	4.50%	SOFR(M)	12/15/2028	6,699	6,614	6,665	0.6%
		First lien senior secured delayed draw loan	10.83%	2.61%	4.50%	SOFR(M)	12/15/2028	3,625	3,524	3,607	0.3%
		First lien senior secured revolving loan	10.83%	7.11%	-	SOFR(M)	12/15/2028	3	-	3	0.0%

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of December 31, 2025

(amounts in 000’s, except number of shares, units)

Portfolio Company	Footnotes (1)(2)	Investment (3)	Interest Rate	Spread(4)	PIK Rate	Reference(5)	Maturity Date	Principal /Par	Amortized Cost(6)	Fair Value	Percentage of Net Assets
Dusk Acquisition II Corporation (Motors & Armatures, Inc. – MARS)		First lien senior secured loan	9.67%	6.00%	-	SOFR(Q)	7/12/2029	7,394	7,147	7,394	0.7%
		First lien senior secured loan	9.67%	6.00%	-	SOFR(Q)	7/12/2029	3,905	3,835	3,905	0.4%
Engineered Fastener Company, LLC (EFC International)		First lien senior secured loan	10.32%	6.65%	-	SOFR(Q)	11/1/2027	23,128	22,871	23,128	2.1%
Genuine Cable Group, LLC		First lien senior secured loan	9.57%	5.85%	-	SOFR(M)	11/1/2026	28,468	28,246	28,397	2.5%
		First lien senior secured loan	9.57%	5.85%	-	SOFR(M)	11/1/2026	5,394	5,348	5,381	0.5%
I.D. Images Acquisition, LLC		First lien senior secured loan	9.47%	5.75%	-	SOFR(M)	7/30/2027	5,591	5,542	5,591	0.5%
		First lien senior secured loan	9.47%	5.75%	-	SOFR(M)	7/30/2027	7,770	7,731	7,770	0.7%
		First lien senior secured loan	9.47%	5.75%	-	SOFR(M)	7/30/2027	4,427	4,394	4,427	0.4%
		First lien senior secured loan	9.47%	5.75%	-	SOFR(M)	7/30/2027	1,021	1,016	1,021	0.1%
		First lien senior secured delayed draw loan	9.47%	5.75%	-	SOFR(M)	7/30/2027	2,433	2,401	2,433	0.2%
		First lien senior secured revolving loan	9.47%	5.75%	-	SOFR(M)	7/30/2027	-	-	-	0.0%
Krayden Holdings, Inc.		First lien senior secured delayed draw loan	8.42%	4.75%	-	SOFR(Q)	3/1/2029	1,772	1,772	1,772	0.2%
		First lien senior secured delayed draw loan	8.42%	4.75%	-	SOFR(Q)	3/1/2029	1,772	1,772	1,772	0.2%
		First lien senior secured revolving loan	8.48%	4.75%	-	SOFR(M)	3/1/2029	608	575	608	0.0%
		First lien senior secured loan	8.42%	4.75%	-	SOFR(Q)	3/1/2029	9,300	9,121	9,300	0.8%
Lakewood Acquisition Corporation (R&B Wholesale)		First lien senior secured loan	9.37%	5.50%	-	SOFR(Q)	1/24/2030	29,473	28,803	29,767	2.7%
		First lien senior secured revolving loan	9.37%	5.50%	-	SOFR(Q)	1/24/2030	-	-	-	0.0%
OAO Acquisitions, Inc. (BearCom)		First lien senior secured loan	8.74%	5.00%	-	SOFR(M)	12/27/2029	20,996	20,764	20,996	1.9%
		First lien senior secured loan	8.74%	5.00%	-	SOFR(M)	12/27/2029	851	844	851	0.1%
		First lien senior secured delayed draw loan	8.74%	5.00%	-	SOFR(M)	12/27/2029	4,463	4,433	4,463	0.4%
		First lien senior secured revolving loan	8.74%	5.00%	-	SOFR(M)	12/27/2029	-	-	-	0.0%
TL Alpine Holding Corp. (Air Distribution Technologies Inc.)		First lien senior secured loan	9.72%	6.00%	-	SOFR(Q)	8/1/2030	18,070	17,772	18,070	1.6%
Univar (Windsor Holdings LLC)	(7)	First lien senior secured loan	6.47%	2.75%	-	SOFR(M)	8/1/2030	9,860	9,907	9,874	0.9%
Workholding US Holdings, LLC (Forkardt Hardinge)		First lien senior secured loan	9.36%	5.50%	-	SOFR(Q)	10/23/2029	7,303	7,164	7,303	0.6%
		First lien senior secured revolving loan	9.27%	5.50%	-	SOFR(Q)	10/23/2029	3,422	3,365	3,422	0.3%
								262,262	258,673	262,330	23.6%
Wireless telecommunication services
Centerline Communications, LLC	(15)	First lien senior secured loan	11.47%	-	11.47%	SOFR(Q)	8/10/2027	6,529	6,452	5,909	0.5%
	(15)	First lien senior secured loan	11.97%	-	11.97%	SOFR(Q)	8/10/2027	936	924	941	0.1%
	(15)	First lien senior secured loan	11.47%	-	11.47%	SOFR(Q)	8/10/2027	10,108	10,031	9,148	0.8%
	(15)	First lien senior secured delayed draw loan	11.47%	-	11.47%	SOFR(Q)	8/10/2027	7,842	7,785	7,097	0.6%
	(15)	First lien senior secured delayed draw loan	11.47%	-	11.47%	SOFR(Q)	8/10/2027	6,826	6,771	6,178	0.6%
	(15)	First lien senior secured revolving loan	11.47%	-	11.47%	SOFR(Q)	8/10/2027	1,998	1,979	1,808	0.2%
	(15)	First lien senior secured loan	11.47%	-	11.47%	SOFR(Q)	8/10/2027	1,119	1,103	1,013	0.1%
								35,358	35,045	32,094	2.9%
Total Debt Investments								2,196,232	2,163,739	2,157,399	194.4%

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of December 31, 2025

(amounts in 000’s, except number of shares, units)

			Acquisition	Number of		Fair	Percentage
		Investment	Date	Shares/Units	Cost	Value	of Net Assets
Equity Investments(10)(18)
Building products
US Masonry & Building Products Co. (f/k/a US Anchors Group, Inc.)	(19)	Class A common	7/15/2024	566,666	-	-	0.0%
US Masonry & Building Products Co. (f/k/a US Anchors Group, Inc.)	(19)	Preferred	7/15/2024	566,666	566	608	0.1%
					566	608	0.1%
Commercial services & supplies
American Equipment Holdings LLC	(20)	Class A units	4/8/2022	175	284	477	0.1%
ArborWorks Intermediate Holdco, LLC	(19)	Class A preferred units	11/6/2023	21,716	9,179	15,767	1.4%
ArborWorks Intermediate Holdco, LLC	(19)	Class B preferred units	11/6/2023	21,716	-	-	0.0%
ArborWorks Intermediate Holdco, LLC	(19)	Class A common units	11/6/2023	2,604	-	-	0.0%
Bloomington Holdings, LP (BW Fusion)	(19)	Class A1 common units	11/5/2024	500	500	400	0.0%
BLP Buyer, Inc. (Bishop Lifting Products)	(21)	Class A common	2/1/2022	582,469	652	814	0.1%
					10,615	17,458	1.6%
Containers & packaging
Robinette Company Acquisition, LLC	(19)	Class A common units	5/10/2024	9	-	90	0.0%
Robinette Company Acquisition, LLC	(19)	Class A preferred units	5/10/2024	500	500	515	0.0%
					500	605	0.0%
Financial services
SGCP Holdings, LLC (SG Credit)	(13)	Class A common	7/15/2025	408,387	11,437	11,437	1.0%
SGCP Holdings, LLC (SG Credit)	(13)	Class C common	7/15/2025	102,260	563	563	0.1%
					12,000	12,000	1.1%
Food products
BC CS 2, L.P. (Cuisine Solutions, Inc.)	(8)(14)	Series A preferred stock	7/8/2022	2,000,000	2,000	3,440	0.3%
CCFF Parent, LLC (California Custom Fruits & Flavors, LLC)	(19)	Class A-1 units	2/26/2024	750	511	1,000	0.1%
City Line Distributors, LLC	(19)	Class A units	8/31/2023	669,866	670	621	0.1%
Gulf Pacific Holdings, LLC	(20)	Class A common	9/30/2022	250	250	-	0.0%
Gulf Pacific Holdings, LLC	(20)	Class C common	9/30/2022		-	-	0.0%
ML Buyer, LLC (Mama Lycha Foods, LLC)	(19)	Class A units	9/9/2024	250	250	188	0.0%
Siegel Parent, LLC	(22)	Common	12/29/2021	250	250	-	0.0%
Siegel Parent, LLC	(22)	Convertible note	1/19/2024	28	28	-	0.0%
NSC Coffee Investors, LLC	(19)	Class A preferred	10/31/2025	182,277	2,000	2,000	0.2%
WPP Fairway Aggregator A, L.P. (IF&P Foods, LLC - FreshEdge)	(20)	Class A preferred	10/3/2022	773	773	476	0.0%
WPP Fairway Aggregator A, L.P. (IF&P Foods, LLC - FreshEdge)	(20)	Class B common	10/3/2022		-	-	0.0%
					6,732	7,725	0.7%
Health care equipment & supplies
LSL Industries, LLC (LSL Healthcare)	(20)	Common	11/1/2022	7,500	750	363	0.0%

Health care providers & services
NMA Super Holdings, LLC (Neuromonitoring Associates)	(19)	Class A membership interests	12/18/2024	1,000,000	1,000	1,963	0.2%
Leisure products
TG Parent Newco LLC (Trademark Global LLC)	(13)(19)	Common	9/16/2024	8	-	-	0.0%
Machinery
RMH Parent LLC (RMH Systems)	(19)	Class A-1 Units	2/4/2025	500	500	300	0.0%
Specialty retail
Sundance Direct Holdings, Inc.	(16)	Common	10/27/2023	21,479	-	-	0.0%
Textiles, apparel & luxury goods
BVG SCORE Buyer, Inc. (American Soccer Company, Incorporated)	(22)	Common	7/20/2022	1,000,000	1,000	-	0.0%
BVG SCORE Buyer, Inc. (American Soccer Company, Incorporated)	(22)	Preferred	7/20/2022	97,964	98	-	0.0%
Total Equity Investments					33,761	41,022	3.7%
Total Debt and Equity Investments					2,197,500	2,198,421	198.1%

		Number of		Fair	Percentage
		Shares	Cost	Value	of Net Assets
Investments in Money Market Funds
Morgan Stanley Institutional Liquidity Fund, Institutional Class, 3.63%	(23)	25,409,468	25,409	25,409	2.3%
Total Investments in Money Market Funds		25,409,468	25,409	25,409	2.3%

Total Investments			$2,222,909	$2,223,830	200.4%
				-
Liabilities in Excess of Other Assets				(1,113,899)	(100.4)%
Net Assets				$1,109,931	100.0%

(1)	As of December 31, 2025, unless otherwise noted, investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company. As of December 31, 2025, the total value of the Company’s non-controlled, non-affiliated investments was $2,084,737.

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of December 31, 2025

(amounts in 000’s, except number of shares, units)

(2)	Unless otherwise noted, security is a Level 3 holding. As of December 31, 2025, the aggregate value of Level 3 securities held by the Company was $2,151,743. See Note 5 – Fair Value.

(3)	Debt investments are pledged to the Company’s credit facilities, and a single debt investment may be divided into parts that are individually pledged to separate credit facilities.

(4)	Includes Secured Overnight Financing Rate (“SOFR”) credit spread adjustment if applicable.

(5)	Unless otherwise noted, all loans contain a variable rate structure, that may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either SOFR (which can include one-(M), three-(Q) or six-month (S) SOFR), or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate).

(6)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.

(7)	Security is a Level 2 holding. As of December 31, 2025, the aggregate value of Level 2 securities held by the Company was $46,678. See Note 5 – Fair Value.

(8)	Non-qualifying investment as defined by Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2025, 2.2% of the Company’s total assets were in non-qualifying investments.

(9)	The Company may be entitled to receive additional interest as a result of an arrangement with other lenders in the syndication. In exchange for the higher interest rate, the “last-out” portion is at a greater risk of loss. Certain lenders represent a “first out” portion of the investment and have priority to the “last-out” portion with respect to payments of principal and interest.

(10)	Debt investment on non-accrual status as of December 31, 2025.

(11)	Non-income producing investment.

(12)	On February 5, 2026, the Company amended its senior credit facility with Regiment Security Partners LLC and capitalized all interest earned during fiscal 2025. As a result, the Company is reflecting all cash pay interest accrued in fiscal year 2025 as PIK interest income.

(13)

As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of this portfolio company as the Company owns more than 5% but less than 25% of the portfolio company’s voting securities or has the power to exercise control over management or policies of such portfolio company, including through a management agreement (“non-controlled affiliate”).

As of December 31, 2025, the total value of the Company’s investments in non-controlled affiliates was $113,684 (5.4% of amortized cost of total long-term investments) and are described below.   In September 2024, the Company completed a restructure of the investment in Trademark Global LLC whereby the existing term loan and revolver became a restructured term loan and revolver and no debt was converted to equity. The Company received new common units in TG Parent Newco LLC for which it owns 6.23% of the overall business (Kayne Anderson entities in aggregate own 20.77%).

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

The common equity investment includes a call option providing the Company the right, but not the obligation, to purchase additional equity interests in SG Credit through June 30, 2028 (the “Option Expiration Date”). The fixed call option price is based on the performance of SG Credit over the option period. Upon exercise, the Company would own 72.0% - 91.0% of the outstanding common equity of SG Credit depending upon certain tag-along rights and any shares issued under SG Credit’s management incentive plan.  If the call option is exercised, the Company would still not control SG Credit, nor would it consolidate its common equity investment in SG Credit.

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of December 31, 2025

(amounts in 000’s, except number of shares, units)

Investment(1)	Value at 12/31/2024	Gross Additions(a)	Gross Reductions (b)	Net Change in Unrealized Gains(Losses)	Value at 12/31/2025	Interest and PIK Income	Dividend Income	Other Income

TG Parent Newco LLC (Trademark Global LLC) - debt investment	$12,196	$-	$(82)	$(3,430)	$8,684	$-	$-	$-
TG Parent Newco LLC (Trademark Global LLC) - equity investment	-	-	-	-	-	-	-	-
SGCP Intermediate, Inc. (SG Credit) - debt investment	-	91,103	-	1,897	93,000	4,763	-	-
SGCP Holdings, LLC (SG Credit) - equity investment	-	12,000	-	-	12,000	-	-	-
Total	$12,196	$103,103	$(82)	$(1,533)	$113,684	$4,763	$-	$-

(a)	Gross additions may include increases in the cost basis of investments resulting from new investments, amounts related to payment-in-kind (“PIK”) interest capitalized and added to the principal balance of the respective loans, the accretion of discounts, the exchange of one or more existing investments for one or more new investments and the movement at fair value of an existing portfolio company into this controlled affiliated category from a different category.

(b)	Gross reductions may include decreases in the cost basis of investments resulting from principal collections related to investment repayments and sales, return of capital, the amortization of premiums and the exchange of one or more existing securities for one or more new securities.

(14)	The Company has a senior secured loan in an investment vehicle (BC CS 2, L.P.) that is collateralized by a preferred stock investment in Cuisine Solutions, Inc. that is characterized as subordinated debt. In addition, the Company’s senior secured loan in SG Credit is considered subordinated debt.

(15)	All or a portion of the stated interest rate may be settled in PIK for a specified period pursuant to the credit agreement.

(16)	Portfolio company is in a liquidation process and, as such, the maturity date of our debt investment in this portfolio company will not be finally determined until such process is complete. Our debt investment in this portfolio company is on non-accrual status.

(17)	The Company uses Global Industry Classification (GICS), Level 3 – Industry, for classifying the industry groupings of its portfolio companies. In instances where the composition of portfolio companies within a category does not as closely align with the GICS, Level 3 – Industry, the Company presents a more specific description, keeping the GICS, Level 3 – Industry in parenthesis for reference.

(18)	Security is exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act.

(19)	KABDC Corp, LLC, a wholly owned subsidiary of the Company, owns common and/or preferred equity of ArborWorks Intermediate Holdco, LLC, Bloomington Holdings, LP (BW Fusion), City Line Distributors LLC, CCFF Parent, LLC (California Custom Fruits & Flavors, LLC), ML Buyer, LLC (Mama Lycha Foods, LLC), NMA Super Holdings, LLC (Neuromonitoring Associates), NSC Coffee Investors, LLC (Texas Coffee Partners Ltd.), Robinette Company Acquisition, LLC, RMH Parent LLC (RMH Systems), TG Parent Newco LLC (Trademark Global LLC) and US Masonry & Building Products Co. (f/k/a US Anchors Group, Inc.).

(20)	The Company owns 31.07% of a pass-through, taxable limited liability company, KSCF IV Equity Aggregator Blocker, LLC (the “Aggregator Blocker”), which holds the Company’s equity investments in American Equipment Holdings LLC, Gulf Pacific Holdings, LLC, WPP Fairway Aggregator A, L.P. (IF&P Foods, LLC - FreshEdge) and LSL Industries, LLC (LSL Healthcare). Through the Company’s ownership of the Aggregator Blocker, the Company owns the respective units of each company listed above in the Schedule of Investments.

(21)	The Company owns 0.53% of the common equity of BLP Buyer, Inc. (Bishop Lifting Products).

(22)	The Company owns 17.59% of a pass-through limited liability company, KSCF IV Equity Aggregator, LLC (the “Aggregator”), which holds the Company’s equity investments in Siegel Parent, LLC and BVG SCORE Buyer, Inc. (American Soccer Company, Incorporated). Through the Company’s ownership of the Aggregator, the Company owns the respective units of each company listed above in the Schedule of Investments.

(23)	The indicated rate is the yield as of December 31, 2025.

Interest rate swap contracts

Below are the Company’s outstanding interest rate swap contracts as of December 31, 2025. The Company designed each interest rate swap as the hedging instrument in a qualifying hedge accounting relationship. See Note 6 – Debt.

Counterparty	Hedged Instrument	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Value	Unrealized Appreciation (Depreciation)	Upfront Payments / Receipts
Regions Bank	Series D Notes	5.80%	S + 2.3700%	6/30/2028	$60,000	$(24)	$(24)	-
Regions Bank	Series E Notes	6.15%	S + 2.6565%	10/15/2030	100,000	(275)	(275)	-
					$160,000	$(299)	$(299)

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

Investment(1)	Value at 12/30/2023	Gross Additions(a)	Gross Reductions(b)	Net Change in Unrealized Gains (Losses)	Value at 12/31/2024	Interest and PIK Income	Dividend Income	Other Income

Trademark Global, LLC	$13,129	$1,035	$-	$(1,968)	$12,196	$754	$-	$-
TG Parent Newco LLC (Trademark Global LLC)	-	-	-	-	-	-	-	-
Total	$13,129	$1,035	$-	$(1,968)	$12,196	$754	$-	$-

(a)	Gross additions may include increases in the cost basis of investments resulting from new investments, amounts related to payment-in-kind (“PIK”) interest capitalized and added to the principal balance of the respective loans, the accretion of discounts, the exchange of one or more existing investments for one or more new investments and the movement at fair value of an existing portfolio company into this controlled affiliated category from a different category.

(b)	Gross reductions may include decreases in the cost basis of investments resulting from principal collections related to investment repayments and sales, return of capital, the amortization of premiums and the exchange of one or more existing securities for one or more new securities.

(13)	Security is exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act.

(14)	The Company owns 0.19% of the common equity and 0.43% of the preferred equity of Vehicle Accessories, Inc.

(15)	KABDC Corp, LLC, a wholly owned subsidiary of the Company, owns common and/or preferred equity of Arborworks Acquisition LLC, Bloomington Holdings, LP (BW Fusion), City Line Distributors, LLC, CCFF Parent, LLC (California Custom Fruits & Flavors, LLC), ML Buyer, LLC (Mama Lycha Foods, LLC), NMA Super Holdings, LLC (Neuromonitoring Associates), Robinette Company Acquisition, LLC, TG Parent Newco LLC (Trademark Global LLC) and US Anchors, LP (Mechanical Plastics Corp.).

(16)	The Company owns 33.46% of a pass-through, taxable limited liability company, KSCF IV Equity Aggregator Blocker, LLC (the “Aggregator Blocker”), which holds the Company’s equity investments in American Equipment Holdings LLC, Gulf Pacific Holdings, LLC, IF&P Foods, LLC (FreshEdge) and LSL Industries, LLC (LSL Healthcare). Through the Company’s ownership of the Aggregator Blocker, the Company owns the respective units of each company listed above in the Schedule of Investments.

(17)	The Company owns 0.53% of the common equity BLP Buyer, Inc. (Bishop Lifting Products).

(18)	The Company owns 17.15% of a pass-through limited liability company, KSCF IV Equity Aggregator, LLC (the “Aggregator”), which holds the Company’s equity investments in Siegel Parent, LLC and American Soccer Company, Incorporated (SCORE). Through the Company’s ownership of the Aggregator, the Company owns the respective units of each company listed above in the Schedule of Investments.

(19)	The indicated rate is the yield as of December 31, 2024.

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

Note 2. Significant Accounting Policies

A. Basis of Presentation — the accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company is an investment company and follows accounting and reporting guidance of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 946 — “Financial Services — Investment Companies.” In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair statement of the consolidated financial statements for the periods presented, have been included. Certain prior period information has been reclassified or conformed to the current period presentation and has no effect on the Company’s consolidated statements of assets and liabilities or consolidated statement of operations as previously reported.

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

F. Interest Income Recognition — Interest income is recorded on an accrual basis and includes the accretion of discounts, amortization of premiums and payment-in-kind (“PIK”) interest. Discounts from and premiums to par value on investments purchased are accreted/amortized into interest income over the life of the respective security using the effective yield method. To the extent loans contain PIK provisions, PIK interest, computed at the contractual rate specified in each applicable agreement, is accrued and recorded as interest income and added to the principal balance of the loan. PIK interest income added to the principal balance is generally collected upon repayment of the outstanding principal. The Company does not accrue PIK interest if, in the opinion of the Advisor, the portfolio company valuation indicates that the PIK interest is not likely to be collectible. If the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through PIK interest income. Previously capitalized PIK interest is not reversed when an investment is placed on non-accrual status. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends for the year the income was earned, even though the Company has not yet collected the cash. The amortized cost of investments represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest. For the years ended December 31, 2025, 2024 and 2023, the Company had $9,093, $2,706 and $1,652, respectively, of PIK interest income included in interest income, which represents 3.9%, 1.3% and 1.0%, respectively, of aggregate interest income.

Kayne Anderson BDC, Inc.
Notes to Consolidated Financial Statements
(amounts in 000’s, except share and per share amounts)

Loans are generally placed on non-accrual status when it has been determined that a significant impairment in the financial condition and ability of the borrower to repay principal and interest has occurred and is expected to continue such that it is probable the collectability of full amount of the loan (principal and interest) is doubtful. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. If cash payments are received subsequent to a loan being placed on non-accrual status, these payments will first be applied to previously accrued but uncollected interest, then to recover the principal. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Non-accrual loans are restored to accrual status when past due principal and interest are paid or there is no longer a reasonable doubt that such principal or interest will be collected in full and, in the Company’s judgment, principal and interest are likely to remain current. The Company may make exceptions to this policy if the loan has sufficient collateral value (i.e., typically measured as enterprise value of the portfolio company) or is in the process of collection. As of December 31, 2025, the Company had five debt investments on non-accrual status, which comprised 2.6% and 1.4%, respectively, of total debt investments at cost and fair value. As of December 31, 2024, the Company had three debt investment on non-accrual status, which comprised 1.6% and 1.3%, respectively, of total debt investments at cost and fair value.

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

K. Recent Accounting Pronouncements — In December 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU No. 2023-09 requires additional disaggregated disclosures on the entity’s effective tax rate reconciliation and additional details on income taxes paid. ASU No. 2023-09 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2024 and early adoption is permitted. The Company adopted ASU 2023-09 for the year ended December 31, 2025 on a prospective basis and concluded that the application of this guidance did not have any material impact on its consolidated financial statements. See Note 10 – Income Taxes.

L. Derivative Instruments — The Company follows the guidance in ASC 815 Derivatives and Hedging, when accounting for its derivative instruments. The Company designated certain interest rate swaps as hedging instruments, and as a result, the entire change in the fair value of the hedging instrument shall be recorded in the same line item of the Consolidated Statements of Operations as the hedged item. The Company’s interest rate swaps are used to hedge the Company’s fixed rate debt, and therefore both the periodic payment and the change in fair value for the effective hedge, if applicable, will be recognized as components of interest expense in the Consolidated Statements of Operations.

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

B. Administration Agreement — on February 5, 2021, the Company entered into an Administration Agreement with its Advisor, which serves as its Administrator and provides or oversees the performance of its required administrative services and professional services rendered by others, which include (but are not limited to), accounting, payment of our expenses, legal, compliance, operations, technology and investor relations, preparation and filing of its tax returns, and preparation of financial reports provided to its stockholders and filed with the SEC. On February 12, 2026, the Board approved an additional one-year term of the Administration Agreement through March 15, 2027.

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

On February 12, 2026, the Board approved an additional one-year term of the Investment Advisory Agreement through March 15, 2027.

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

For the year ended December 31, 2025, the Company incurred base management fees of $19,668 net of waiver of $2,071. For the year ended December 31, 2024, the Company incurred base management fees of $14,587, net of waiver of $2,900. For the year ended December 31, 2023, the Company incurred base management fees of $11,433.

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

Post-IPO Incentive Fee on Income

Commencing on the IPO Date, the Company pays the Advisor an income incentive fee based on its aggregate pre-incentive fee net investment income with respect to (i) the quarter ended June 30, 2024 (the “First Calendar Quarter”) and (ii) each subsequent calendar quarter, with the then-current calendar quarter and the eleven preceding calendar quarters beginning with the quarter ended September 30, 2024 (or the appropriate portion thereof in the case of any of the Company’s first eleven calendar quarters that commence after the First Calendar Quarter) (those calendar quarters after the First Calendar Quarter, the “Trailing Twelve Quarters”).

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

Commencing with the quarter ended September 30, 2024, subject to the Incentive Fee Cap (described below), the pre-incentive fee net investment income in respect of the relevant Trailing Twelve Quarters is compared to a “Hurdle Rate” equal to the product of (i) the hurdle rate of 1.50% per quarter (6.00% annualized) and (ii) the sum of our net assets at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarters. The Hurdle Rate is calculated after making appropriate adjustments to the Company’s net asset value at the beginning of each applicable calendar quarter for all issuances by the Company of shares of its common stock, including issuances pursuant to its dividend reinvestment plan, and distributions during the applicable calendar quarter. The income incentive fee for each calendar quarter is determined as follows:

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

Kayne Anderson BDC, Inc.
Notes to Consolidated Financial Statements
(amounts in 000’s, except share and per share amounts)

Commencing with the quarter ended September 30, 2024, each income incentive fee is subject to an “Incentive Fee Cap” that in respect of any calendar quarter is an amount equal to 15.0% of the Cumulative Pre-Incentive Fee Net Return (as defined below) during the Trailing Twelve Quarters less the aggregate income incentive fees that were paid to the Advisor in the preceding eleven calendar quarters (or portion thereof) comprising the relevant Trailing Twelve Quarters. In the event the Incentive Fee Cap is zero or a negative value then no income incentive fee shall be payable and if the Incentive Fee Cap is less than the amount of income incentive fee that would otherwise be payable, the amount of income incentive fee shall be reduced to an amount equal to the Incentive Fee Cap.

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

For the year ended December 31, 2025, the Company incurred incentive fees on income of $17,296, and no incentive fees on capital gains. For the year ended December 31, 2024, the Company incurred incentive fees on income of $2,631, net of waivers of $14,818, and no incentive fees on capital gains. For the year ended December 31, 2023, the Company incurred incentive fees on income of $9,433 and no incentive fees on capital gains.

Kayne Anderson BDC, Inc.
Notes to Consolidated Financial Statements
(amounts in 000’s, except share and per share amounts)

Note 4. Investments

The following table presents the composition of the Company’s investment portfolio at amortized cost and fair value as of December 31, 2025 and 2024:

	December 31, 2025		December 31, 2024
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
First-lien senior secured debt investments	$2,163,739	$2,157,399	$1,952,708	$1,972,406
Equity investments	33,761	41,022	19,347	22,737
Investments in money market funds	25,409	25,409	48,683	48,683
Total Investments	$2,222,909	$2,223,830	$2,020,738	$2,043,826

As of December 31, 2025 and 2024, $49,949 and $188,253, respectively, of the Company’s total assets were non-qualifying assets, as defined by Section 55(a) of the 1940 Act.

The Company uses Global Industry Classification Standards (GICS), Level 3 – Industry, for classifying the industry groupings of its portfolio companies.

The industry composition of long-term investments based on fair value as of December 31, 2025 and 2024 was as follows:

	December 31, 2025	December 31, 2024

Distributors	11.9%	15.1%
Commercial services & supplies	11.9%	11.7%
Health care providers & services	10.8%	8.4%
Food products	10.5%	10.0%
Containers & packaging	9.1%	7.5%
Machinery	6.9%	3.7%
Professional services	6.6%	4.7%
Financial services(1)	4.8%	-%
Aerospace & defense	3.8%	4.4%
Chemicals	3.7%	1.1%
Leisure products	2.6%	3.2%
Household products	2.4%	0.8%
Textiles, apparel & luxury goods	1.8%	2.1%
Automobile components	1.7%	3.6%
Building products	1.6%	2.3%
IT services	1.6%	1.7%
Wireless telecommunication services	1.5%	1.5%
Personal care products	1.1%	3.7%
Health care equipment & supplies	1.1%	1.4%
Insurance	1.0%	2.0%
Household durables	0.9%	1.0%
Diversified consumer services	0.8%	-%
Specialty retail	0.8%	2.1%
Biotechnology	0.6%	0.6%
Pharmaceuticals	0.3%	1.8%
Diversified telecommunication services	0.2%	1.5%
Hotels, restaurants & leisure	-%	1.4%
Media	-%	0.8%
Diversified consumer services	-%	0.1%
Construction materials	-%	0.7%
Semiconductors & semiconductor equipment	-%	0.6%
Electrical equipment	-%	0.5%
	100.0%	100.0%

(1)	Includes the Company’s debt and equity investment in SGCP Partners, Inc. (SG Credit), through investments in SGCP Intermediate, Inc. and SGCP Holdings, LLC, an asset based lending platform company, where the Company has a minority investment.

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

Kayne Anderson BDC, Inc.
Notes to Consolidated Financial Statements
(amounts in 000’s, except share and per share amounts)

The following tables present the fair value hierarchy of investments as of December 31, 2025 and December 31, 2024. Note that the valuation levels below are not necessarily an indication of the risk or liquidity associated with the underlying investment.

	Fair Value Hierarchy as of December 31, 2025
Investments:	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$-	$46,678	$2,110,721	$2,157,399
Equity investments	-	-	41,022	41,022
Investments in money market funds	25,409	-	-	25,409
Total Investments	$25,409	$46,678	$2,151,743	$2,223,830
Interest rate swaps	-	(299)	-	(299)
Total	$25,409	$46,379	$2,151,743	$2,223,531

	Fair Value Hierarchy as of December 31, 2024
Investments:	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$-	$253,224	$1,719,182	$1,972,406
Equity investments	-	-	22,737	22,737
Short-term investments	48,683	-	-	48,683
Total Investments	$48,683	$253,224	$1,741,919	$2,043,826

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the years ended December 31, 2025 and 2024.

	First-lien senior secured	Private equity
For the year ended December 31, 2025	debt investments	investments	Total
Fair value, beginning of period	$1,719,182	$22,737	$1,741,919
Purchases of investments	759,291	14,664	773,955
Proceeds from sales of investments and principal repayments	(363,530)	(856)	(364,386)
Net change in unrealized gain (loss)	(25,848)	3,870	(21,978)
Net realized gain (loss)	-	607	607
Net accretion of discount on investments	15,255	-	15,255
PIK interest and dividends	6,371	-	6,371
Transfers into (out of) Level 3	-	-	-
Fair value, end of period	$2,110,721	$41,022	$2,151,743

For the year ended December 31, 2024	First-lien senior secured debt investments	Private equity investments	Total
Fair value, beginning of period	$1,346,174	$17,324	$1,363,498
Purchases of investments	649,920	3,563	653,483
Proceeds from sales of investments and principal repayments	(294,804)	(958)	(295,762)
Net change in unrealized gain (loss)	1,127	2,100	3,227
Net realized gain (loss)	-	708	708
Net accretion of discount on investments	12,747	-	12,747
PIK interest and dividends	4,018	-	4,018
Transfers into (out of) Level 3	-	-	-
Fair value, end of period	$1,719,182	$22,737	$1,741,919

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

For the years ended December 31, 2025 and 2024, the Company did not recognize any transfers to or from Level 3. The increase in unrealized gain (loss) relates to investments that were held during the period. The Company includes these unrealized gains and losses on the Statement of Operations – Net Change in Unrealized Gains (Losses).

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

Quantitative Table for Valuation Techniques

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of December 31, 2025 and December 31, 2024. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Advisor’s determination of fair value. The Company calculates weighted average, based on the value of the unobservable input of each investment relative to the fair value of the investment compared to the total fair value of all investments. First-lien senior secured debt investments include the Company’s senior secured loan in an investment vehicle (BC CS 2, L.P.), which is considered subordinated debt since it is collateralized by a preferred stock investment in Cuisine Solutions, Inc.

	As of December 31, 2025
		Valuation	Unobservable		Weighted
	Fair Value	Technique	Input	Range	Average
First-lien senior secured debt investments	$2,110,721	Discounted cash flow analysis	Discount rate	6.4% - 15.0%	9.5%
Preferred equity investment	15,767	Discounted cash flow analysis	Discount rate	15.0%	15.0%
Common equity investments	14,000	Precedent Transaction Analysis	Original cost	1.0	1.0
Other equity investments	11,255	Comparable Multiples	EV / EBITDA	6.3 - 17.2	10.6
	$2,151,743

	As of December 31, 2024
	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
First-lien senior secured debt investments	$1,719,182	Discounted cash flow analysis	Discount rate	8.2% - 15.0%	10.1%
Preferred equity investment	11,114	Discounted cash flow analysis	Discount rate	15.0%	15.0%
Preferred equity investment	500	Precedent Transaction Analysis	Original cost	1.0	1.0
Common equity investment	1,750	Precedent Transaction Analysis	Original cost	1.0	1.0
Other equity investments	9,373	Comparable Multiples	EV / EBITDA	7.6 - 17.2	11.3
	$1,741,919

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

Note 6. Debt

Corporate Credit Facility

As of December 31, 2025, the Company had a senior secured revolving credit facility (the “Corporate Credit Facility”), that has a total commitment of $475,000 which has a maturity date of November 22, 2029. The Corporate Credit Facility also provides for a feature that allows the Company, under certain circumstances, to increase the overall size of the Corporate Credit Facility to a maximum of $600,000. The interest rate on the Corporate Credit Facility is equal to Term SOFR (a forward-looking rate based on SOFR futures) plus an applicable spread of 2.10% per annum or an “alternate base rate” (as defined in the agreements governing the Corporate Credit Facility) plus an applicable spread of 1.00%. The Company is also required to pay a commitment fee of 0.375% per annum on any unused portion of the Corporate Credit Facility.

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

For the years ended December 31, 2025 and 2024, the average amount of borrowings outstanding under the Corporate Credit Facility was $234,921 and $173,911, respectively, with a weighted average interest rate of 6.35% and 7.42%, respectively, for the Corporate Facility portion. As of December 31, 2025, the Company had $135,000 outstanding under the Corporate Credit Facility at a weighted average interest rate of 5.87%.

Revolving Funding Facility

As of December 31, 2025, the Company and KABDCF, a wholly-owned, special purpose financing subsidiary, had a senior secured revolving funding facility (the “Revolving Funding Facility”), that has a total commitment of $675,000. The end of the reinvestment period is February 13, 2028, and the maturity date is February 13, 2030. The interest rate on the Revolving Funding Facility is SOFR plus 2.15% per annum. The Revolving Funding Facility is secured by all of the assets held by KABDCF, and the Company has agreed that it will not grant or allow a lien on the membership interest of KABDCF. See Note 13 – Subsequent Events.

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

Kayne Anderson BDC, Inc.
Notes to Consolidated Financial Statements
(amounts in 000’s, except share and per share amounts)

For the years ended December 31, 2025 and 2024, the average amount of borrowings outstanding under the Revolving Funding Facility was $531,522 and $371,041, respectively, with a weighted average interest rate of 6.44% and 7.67%, respectively. As of December 31, 2025, the Company had $525,000 outstanding under the Revolving Funding Facility at a weighted average interest rate of 5.81%. See Note 13 – Subsequent Events.

Revolving Funding Facility II

As of December 31, 2025, the Company and KABDCF II, a wholly-owned, special purpose financing subsidiary, had a senior secured revolving credit facility (the “Revolving Funding Facility II”). The Revolving Funding Facility II has an initial commitment of $250,000 which, under certain circumstances, can be increased up to $500,000. The Revolving Funding Facility II is secured by all of the assets held by KABDCF II, and the Company has agreed that it will not grant or allow a lien on the membership interest of KABDCF II. The end of the reinvestment period is December 22, 2027, and the maturity date is December 22, 2029. The interest rate on the Revolving Funding Facility II is 3-month term SOFR plus 2.25%. KABDCF II is also required to pay a commitment fee of 0.55% on the unused portion of the Revolving Funding Facility II.

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

For the year ended December 31, 2025 and 2024, the average amount of borrowings outstanding under the Revolving Funding Facility was $170,178 and $82,432, respectively, with a weighted average interest rate of 6.51% and 7.84%, respectively. As of December 31, 2025, the Company had $195,000 outstanding under the Revolving Funding Facility II at a weighted average interest rate of 6.23%.

Senior Unsecured Notes

As of December 31, 2025, the Company had $275,000 aggregate principal amount of senior unsecured notes (the “Notes”). On October 15, 2025, the Company completed a private placement offering of $200,000 of senior unsecured notes (the “Series C, D and E Notes”). The private placement consisted of $40,000 of floating rate Series C Notes with an interest rate of SOFR plus 2.32% per annum due June 2028; $60,000 of 5.80% Series D Notes due June 2028 and $100,000 of 6.15% Series E Notes due October 2030. Net proceeds from the offering were used to refinance existing debt and for general corporate purposes.

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

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

The table below sets forth a summary of the key terms of each series of Notes outstanding at December 31, 2025.

	Principal		Estimated
	Outstanding		Fair Value	Fixed/Floating
Series	December 31, 2025	Unamortized Issuance Costs	December 31, 2025	Interest Rate	Maturity
A	$25,000	$118	$26,196	8.65%	6/30/2027
B	50,000	319	53,756	8.74%	6/30/2028
C	40,000	322	41,024	SOFR + 2.32%	6/30/2028
D	60,000	484	61,894	5.80% (1)	6/30/2028
E	100,000	1,317	103,488	6.15% (2)	10/15/2030
	$275,000	$2,560	$286,358

(1)	The effective interest rate including the effects of the interest rate swap is SOFR + 2.37%.

(2)	The effective interest rate including the effects of the interest rate swap is SOFR + 2.6565%.

Holders of the fixed rate Series A, B, D and E Notes are entitled to receive cash interest payments semi-annually (on January 30 and July 30) at the fixed rate. Holders of the floating rate Series C Notes are entitled to receive cash interest payments quarterly (on January 30, April 30, July 30 and October 30) at the floating rate. As of December 31, 2025, the weighted average interest rate on the outstanding Notes was 6.77%.

As of December 31, 2025, the Notes were rated “BBB” by Kroll Bond Rating Agency (“KBRA”). The Company is required to maintain a current rating from one rating agency with respect to the Notes. In the event the Company does not maintain a current rating from a rating agency for a specified period of time or the credit rating on the Notes falls below “BBB-” (a “Below Investment Grade Event”), the interest rate per annum on the Notes will increase by 1.0% during the period the Notes are rated below “BBB-”. In the event the Company’s Secured Debt Ratio exceeds 55% (a “Secured Debt Ratio Event”), the interest rate per annum on the Notes will increase by 1.5% during the period the ratio is above stated percentage. If a Below Investment Grade Event and a Secured Debt Ratio Event is continuing at the same time the aggregate increase in interest rate per annum will not exceed 2.0%.

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

At December 31, 2025, the Company was in compliance with all covenants under the Notes agreements.

As a result of the Company’s designation of the interest rate swaps as hedging instruments in qualifying fair value hedge accounting relationships, the Company is required to fair value the hedging instruments and the related hedged items, with the changes in the fair value of each being recorded in interest expense. The net losses related to the fair value hedges were approximately zero for the year ended December 31,2025, which is included in “Interest expense” in the Company’s consolidated statement of operations. The balance sheet impact of fair valuing the interest rate swaps as of December 31, 2025, is presented below. There was no interest rate swap activity for the years ended December 31, 2024 and 2023.

			As of December 31, 2025
Description	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Amounts
Interest rate swap	60,000	6/30/2028	$-	$(24)	Accrued expenses and other liabilities
Interest rate swap	100,000	10/15/2030	-	(275)	Accrued expenses and other liabilities
			$-	$(299)

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

Debt obligations consisted of the following as of December 31, 2025 and 2024.

	December 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Notes(3)	$275,000	$275,000	$-	$272,141
Corporate Credit Facility	475,000	135,000	340,000	131,628
Revolving Funding Facility	675,000	525,000	150,000	520,329
Revolving Funding Facility II	250,000	195,000	55,000	192,900
Total debt	$1,675,000	$1,130,000	$545,000	$1,116,998

(1)	The amounts available under the Company’s credit facilities do not reflect any limitations related to each borrowing base as of December 31, 2025.

(2)	The carrying value of the Notes, Corporate Credit Facility, Revolving Funding Facility and Revolving Funding Facility II are presented net of deferred financing costs totaling $12,703.

(3)	Net carrying value is inclusive of change in fair market value of effective hedges.

	December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Notes	$75,000	$75,000	$-	$74,357
Corporate Credit Facility	475,000	250,000	225,000	246,765
Revolving Funding Facility	600,000	420,000	180,000	415,254
Revolving Funding Facility II	150,000	113,000	37,000	111,749
Total debt	$1,300,000	$858,000	$442,000	$848,125

(1)	The amounts available under the Company’s credit facilities do not reflect any limitations related to each borrowing base as of December 31, 2024.

(2)	The carrying value of the Notes, Corporate Credit Facility, Revolving Funding Facility and Revolving Funding Facility II are presented net of deferred financing costs totaling $9,875.

For the years ended December 31, 2025, 2024 and 2023, the components of interest expense were as follows:

	For the years ended December 31,
	2025	2024	2023
Interest expense	$72,391	$57,798	$49,620
Amortization of debt issuance costs	3,970	3,718	2,694
Total interest expense	$76,361	$61,516	$52,314
Average interest rate	7.1%	8.6%	8.4%
Average borrowings	$1,054,360	$705,690	$624,464

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

Note 7. Common Stock and Share Transactions

As of December 31, 2025, the Company had 100,000,000 shares of common stock authorized and 67,998,184 shares outstanding. As of December 31, 2025, KAPC Investment Holdings, L.P., a controlled affiliate of Kayne Anderson, owned 957,217 shares of the Company. These shares were purchased on May 22, 2024 in conjunction with the Company’s IPO.

Common Stock Issuances

The following tables summarize the number of common stock shares issued and aggregate proceeds received from such issuances related to the Company’s capital call notices pursuant to subscription agreements with investors for the years ended December 31, 2024 and 2023. On May 24, 2024, the Company completed its IPO and began trading on the NYSE under the ticker symbol “KBDC.”

For the year ended December 31, 2024
Common stock issue date	Offering price per share	Common stock shares issued	Aggregate offering amount
February 14, 2024	$16.74	7,089,771	$118,689
April 2, 2024	$16.63	16,232,415	269,945
May 24, 2024	$16.63	6,000,000	99,780
Total common stock issued		29,322,186	$488,414

For the year ended December 31, 2023
			Aggregate
	Offering price	Common stock	offering
Common stock issue date	per share	shares issued	amount
April 4, 2023	$16.61	3,010,942	$50,000
August 8, 2023	$16.82	2,411,582	40,575
Total common stock issued		5,422,524	$90,575

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

For the year ended December 31, 2025, the agent has repurchased shares of common stock pursuant to the Plan as follows:

Period	Total number of shares repurchased	Average price paid per share	Approximate dollar value of shares that have been purchased under the plan	Approximate dollar value of shares that may yet be purchased under the plan
March 1 - 31, 2025	23,688	$16.23	$384	$98,090
April 1 - 30, 2025	304,967	$15.46	4,714	$93,377
May 1 - 24, 2025	178,981	$15.85	2,837	$90,539
May 25 - 31, 2025	804	$15.67	13	$99,987
June 1 - 30, 2025	77,231	$15.61	1,205	$98,782
July 1 - 31, 2025	83,982	$15.58	1,309	$97,473
August 1 - 31, 2025	273,807	$15.22	4,166	$93,307
September 1 - 30, 2025	592,402	$14.26	8,446	$84,862
October 1 - 31, 2025	1,214,147	$13.94	16,930	$67,932
November 1 - 30, 2025	458,356	$14.44	6,616	$61,315
December 1 - 31, 2025	94,112	$14.60	1,374	$59,941
Total stock repurchased	3,302,477		$47,994

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

Dividends and Dividend Reinvestment

The following tables summarize the dividends declared and payable by the Company for the years ended December 31, 2025, 2024 and 2023. For the year ended December 31, 2025, both of the $0.10 per share dividend with payment dates of March 18, 2025 and June 24, 2025 were the final two of three special dividends declared by the Board of Directors in conjunction with the Company’s IPO in May 2024. For the year ended December 31, 2024, the $0.10 per share dividend with a payment date of December 20, 2024 was the first of three special dividends declared by the Board of Directors in conjunction with the Company’s IPO in May 2024. See Note 13 – Subsequent Events.

For the year ended December 31, 2025
Dividend declaration date	Dividend record date	Dividend payment date	Dividend per share
May 8, 2024	March 3, 2025	March 18, 2025	$0.10
March 3, 2025	March 31, 2025	April 15, 2025	0.40
May 8, 2024	June 9, 2025	June 24, 2025	0.10
May 1, 2025	June 30, 2025	July 16, 2025	0.40
August 5, 2025	September 30, 2025	October 16, 2025	0.40
November 4, 2025	December 31, 2025	January 16, 2026	0.40
Total dividends declared			$1.80

For the year ended December 31, 2024
Dividend declaration date	Dividend record date	Dividend payment date	Dividend per share
March 6, 2024	March 29, 2024	April 17, 2024	$0.40
May 8, 2024	June 28, 2024	July 15, 2024	0.40
August 7, 2024	September 30, 2024	October 15, 2024	0.40
May 8, 2024	December 5, 2024	December 20, 2024	0.10
November 6, 2024	December 31, 2024	January 15, 2025	0.40
Total dividends declared			$1.70

For the year ended December 31, 2023
			Dividend
Dividend declaration date	Dividend record date	Dividend payment date	per share
March 7, 2023	March 31, 2023	April 14, 2023	$0.47
May 10, 2023	June 30, 2023	July 14, 2023	0.53
August 10, 2023	September 29, 2023	October 13, 2023	0.53
November 9, 2023	December 29, 2023	January 16, 2024	0.53
Total dividends declared			$2.06

The following tables summarize the amounts received and shares of common stock issued to shareholders pursuant to the Company’s dividend reinvestment plan (“DRIP”) for the years ended December 31, 2025, 2024 and 2023. See Note 13 - Subsequent Events.

For the year ended December 31, 2025
Dividend record date	Dividend payment date	DRIP shares issued	DRIP value
December 31, 2024	January 15, 2025	205,626	$3,434
March 3, 2025	March 18, 2025	35,346	593
March 31, 2025	April 15, 2025	-	-
June 9, 2025	June 24, 2025	-	-
June 30, 2025	July 16, 2025	-	-
September 30, 2025	October 16, 2025	-	-
		240,972	$4,027

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

For the dividend paid on January 16, 2026, the DRIP value was $219. This DRIP is excluded from the table above, as the DRIP share activity was after December 31, 2025.

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

Note 8. Commitments and Contingencies

The Company had an aggregate of $287,456 and $186,282, respectively, of unfunded commitments, including $171,137 and $126,738, respectively, of unfunded commitments on revolvers, to provide debt financing to its portfolio companies as of December 31, 2025 and December 31, 2024. These commitments are not reflected in the Company’s consolidated statement of assets and liabilities but are generally incorporated into the Company’s determination of its liquidity. Consequently, such commitments result in an element of credit risk in excess of the amount recognized in the Company’s consolidated statement of assets and liabilities.

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

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

A summary of the composition of the unfunded commitments as of December 31, 2025 and 2024 is shown in the table below.

	As of	As of
	December 31, 2025	December 31, 2024
Aegis Toxicology Sciences Corporation	$5,769	$-
AeriTek Global Holdings LLC	645	-
Alcami Corporation	1,232	1,447
Allcat Claims Service, LLC	17,407	10,803
Allentown, LLC	928	663
American Equipment Holdings LLC	5,479	2,922
American Soccer Company, Incorporated (SCORE)	-	2,601
Arborworks Acquisition, LLC	439	1,792
Aviation Concepts, LLC	13,127	-
Basel U.S. Acquisition Co., Inc. (IAC)	-	2,930
Bloomington Holdco, LLC (BW Fusion)	6,421	6,421
BLP Buyer, Inc. (Bishop Lifting Products)	862	2,878
Brightview, LLC	155	-
Carton Packaging Buyer, Inc. (Century Box)	1,993	2,848
CCFF Buyer, LLC (California Custom Fruits & Flavors, LLC)	9,284	9,812
CGI Automated Manufacturing, LLC	2,717	2,242
CI (MG) Group, LLC (Mariani Premier Group)	5,938	-
City Line Distributors LLC	2,530	2,530
CMT Intermediate Holdings, LLC (Capital Machine Technologies)	3,803	-
CREO Group Inc. (HMS Manufacturing)	1,043	-
Curio Brands, LLC	2,605	1,719
Del-Air Heating, Air Conditioning & Refrigeration, LLC	3,137	-
DISA Holdings Corp.	1,766	3,331
Diverzify Intermediate, LLC	3,155	3,155
DRS Holdings III, Inc. (Dr. Scholl’s)	310	310
Eastern Wholesale Fence	-	198
ECS Opco 1, LLC (Spectrum Vascular)	2,540	-
Energy Acquisition LP (Electrical Components International, Inc. - ECI)	-	1,442
Envirotech Services, LLC	6,746	6,746
Eppinger Technologies, LLC	632	1,145
Fastener Distribution Holdings, LLC	4,610	7,502
Foundation Consumer Brands, LLC	577	577
Fralock Buyer LLC	500	-
Gage CR Acquisition, LLC	6,258	-
Guardian Dentistry Practice Management, LLC	618	773
Gulf Pacific Acquisition, LLC	899	1,798
Gusmer Enterprises, Inc.	2,941	3,676
Home Brands Group Holdings, Inc. (ReBath)	2,099	2,099
I.D. Images Acquisition, LLC	2,020	2,020
IF&P Foods, LLC (FreshEdge)	1,626	2,813
Improving Acquisition LLC	1,504	1,672
Integrated Dermatology LLC	11,548	-
J&K Ingredients, LLC	1,890	-
KAMC Holdings, Inc. (Franklin Energy)	1,365	-
Krayden Holdings, Inc.	1,268	5,438
Lakewood Acquisition Corporation (R&B Wholesale)	10,305	-
LEM Buyer, Inc. (CFS Technologies Intermediate, Inc.)	1,885	-
Light Wave Dental Management, LLC	334	4,171
LSL Industries, LLC	5,224	5,224
MacNeill Pride Group	2,397	1,798
ML Buyer, LLC (Mama Lycha Foods, LLC)	3,193	3,991
Monza Purchaser, LLC (Smyth)	6,990	-
MRC Keystone Acquisition LLC (Automated Handing Solutions)	3,864	3,864
NMA Holdings, LLC (Neuromonitoring Associates)	6,687	7,459
OAO Acquisitions, Inc. (BearCom)	2,482	2,482
PGI Parent LLC (Prime Electric)	2,840	-
PH Beauty Holdings III, Inc.	2,009	-
Phoenix YW Buyer, Inc. (Elida Beauty)	-	1,960
Pixel Intermediate, LLC	-	1,482
PMFC Holding, LLC	411	-
Redwood MSO, LLC (Smile Partners)	1,283	2,784
Refocus Management Services, LLC	5,999	6,269
Regiment Security Partners LLC	776	104
RMH Systems, LLC	7,964	-
The Robinette Company	1,609	5,047
Ruff Roofers Buyer, LLC	10,065	7,138
SGCP Intermediate, Inc. (SG Credit)	21,000	-
Siegel Egg Co., LLC	-	501
Silk Holdings III Corp. (Suave)	-	6,667
Speedstar Holding LLC	666	666
Sundance Holdings Group, LLC	377	-
Superior Intermediate LLC (Landmark Structures)	10,006	10,006
Tapco Buyer LLC	10,120	9,435
Texas Coffee Holdco LLC	15,000	-
TL Atlas Merger Sub Corp. (Zep)	4,789	-
Trademark Global LLC	480	480
United Titanium, LLC	4,343	-
US Masonry & Building Products Co. (f/k/a US Anchors Group, Inc.)	3,335	2,819
Vehicle Accessories, Inc.	-	2,064
Workholding US Holdings, LLC (Forkardt Hardinge)	277	3,144
Worldwide Produce Acquisition, LLC	360	424
Total unfunded commitments	$287,456	$186,282

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of December 31, 2025 and 2024, management was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

Note 9. Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of December 31, 2025, 2024 and 2023, there were no dilutive shares.

The following table sets forth the computation of basic and diluted earnings per share of common stock for the years ended December 31, 2025, 2024 and 2023.

	For the years ended December 31,
	2025	2024	2023

Net increase (decrease) in net assets resulting from operations	$93,706	$131,940	$77,075
Weighted average shares of common stock outstanding - basic and diluted	70,255,235	63,762,377	39,250,232
Earnings (loss) per share of common stock - basic and diluted	$1.33	$2.07	$1.96

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

The permanent differences for tax purposes from distributable earnings to additional paid in capital were reclassified for tax purposes for the tax years ended December 31, 2025, 2024 and 2023.

These reclassifications have no impact on net assets.

	For the years ended December 31,
	2025	2024	2023
Increase (decrease) in distributable earnings	$431	$819	$101
Increase (decrease) in additional paid-in capital	$(431)	$(819)	$(101)

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

The following reconciles net increase in net assets resulting from operations to taxable income for the years ended December 31, 2025, 2024 and 2023:

	For the years ended December 31,
	2025	2024	2023
Net increase (decrease) in net assets resulting from operations	$93,706	$131,940	$77,075
Net change in unrealized losses (gains) from investments, net of deferred income tax expense, if any	23,827	(2,098)	(2,944)
Net realized gains from investments(1)	-	(570)	-
Non-deductible expenses, including excise taxes and offering costs disallowed	431	819	101
Capital loss carryforward	79	-	10,686
Other book tax differences	(65)	(66)	(65)
Taxable income before deductions for distributions	$117,978	$130,025	$84,853

(1)	The realized gains of $570 are offset by capital losses generated for the year ended December 31, 2023 of $10,686.

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

For income tax purposes, distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof.

For the years ended December 31, 2025, 2024 and 2023, the Company incurred $431, $817 and $101, respectively, of U.S. federal excise tax.

The final determination of tax character will not be made until the Company files its tax return for each tax year and the tax characteristics of all distributions will be reported to stockholders on Form 1099 after the end of each calendar year. The tax character of distributions paid to stockholders during the tax years ended December 31, 2025, 2024 and 2023 were as follows.

	For the years ended December 31,
	2025	2024	2023

Ordinary income	$126,150	$111,908	$81,617
Capital gains	-	-	-
Return of capital	-	-	-
Total	$126,150	$111,908	$81,617

For the years ended December 31, 2025, 2024 and 2023, the components of accumulated earnings on a tax basis were as follows.

	For the years ended December 31,
	2025	2024	2023
Undistributed net investment income (loss)	$14,173	$22,345	$4,227
Undistributed capital gains	-	-	-
Capital loss carryforward	(13,436)	(13,357)	(10,686)
Other accumulated gain (loss)	-	-	-
Other temporary book / tax differences	(662)	(727)	(792)
Net unrealized appreciation (depreciation), net of deferred income tax expense	1,787	25,614	20,275
Total	$1,862	$33,875	$13,024

Capital losses can be carried forward indefinitely to offset future capital gains. As of December 31, 2025, the Company had a capital loss carryforward of $401, which was characterized as short-term, and $13,035, which was characterized as long-term. As of December 31, 2024, the Company had a capital loss carryforward of $401, which was characterized as short-term, and $12,956, which was characterized as long-term. As of December 31, 2023, the Company had a capital loss carryforward of $263, which was characterized as short-term, and $10,423, which was characterized as long-term.

As of December 31, 2025, 2024 and 2023, the Company’s aggregate unrealized appreciation and depreciation on investments based on cost for U.S. federal income tax purposes was as follows:

	For the years ended December 31,
	2025	2024	2023
Tax cost	$2,219,668	$2,017,154	$1,356,025
Gross unrealized appreciation	40,132	36,977	25,718
Gross unrealized depreciation	(35,970)	(10,646)	(5,443)
Net unrealized appreciation/(depreciation) on investments	$4,162	$26,331	$20,275

KABDC Corp, LLC, a wholly owned subsidiary, has elected to be treated as a corporation for U.S. tax purposes. As such, KABDC Corp, LLC is subject to U.S. Federal, state and local taxes. For year ended December 31, 2025, KABDC Corp, LLC had a deferred income tax expense of $1,658 and its net deferred tax liability was $2,375. For the year ended December 31, 2024, KABDC Corp, LLC had a deferred tax expense and net deferred tax liability of $717. The net deferred tax liability of $2,375 and $717 is included in accrued expense and other liabilities on the Company’s Consolidated Statement of Assets and Liabilities as of December 31, 2025 and 2024, respectively. For the year ended December 31, 2023, KABDC Corp, LLC did not have a material provision for income taxes.

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

FASB ASC Topic 740, Accounting for Uncertainty in Income Taxes (“ASC 740”) provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. The Company recognizes the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities. As of December 31, 2025, 2024 and 2023, management has analyzed the Company’s tax positions, and has concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions taken in the Company’s current year tax return. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an ongoing analysis of tax laws, regulations and interpretations thereof.

Note 11. Financial Highlights

The following per share of common stock data has been derived from information provided in the audited financial statements. The following is a schedule of financial highlights for the years ended December 31, 2025, 2024, 2023, 2022 and 2021.

	For the years ended December 31,
	(amounts in thousands, except share and per share amounts)
	2025	2024	2023		2022	2021
Per Common Share Operating Performance(1)
Net Asset Value, Beginning of Period(2)	$16.70	$16.42		$16.50	16.22	$14.86

Results of Operations:
Net Investment Income	1.67	2.03		2.16	1.48	0.94
Net Realized and Unrealized Gain (Loss) on Investments(3)	(0.34)	0.06		(0.18)	0.14	1.28
Net Increase (Decrease) in Net Assets Resulting from Operations	1.33	2.09		1.98	1.62	2.22

Dividends to Common Stockholders
Dividends	(1.80)	(1.70)		(2.06)	(1.34)	(0.86)
Net Decrease in Net Assets Resulting from Dividends	(1.80)	(1.70)		(2.06)	(1.34)	(0.86)

Capital Share Transactions
Issuance of Common Stock, net of Underwriting and Offering Costs	-	(0.11)		-	-	-
Repurchase of Common Stock	0.09	-		-	-	-
Net Increase (Decrease) Resulting from Capital Share Transactions	0.09	(0.11)		-	-	-
Net Asset Value, End of Period	$16.32	$16.70		$16.42	$16.50	$16.22
Per Share Market Value, End of Period	$14.32	$16.54	$	N/A	N/A	N/A

Shares Outstanding, End of Period	67,998,184	71,059,689		41,603,666	35,879,291	19,227,902

Ratio/Supplemental Data
Net assets, end of period	$1,109,931	$1,186,342		$683,056	592,041	$311,969
Weighted-average shares outstanding	70,255,235	63,762,377		39,250,232	27,184,302	10,718,083
Total Return based on net asset value(4)	9.8%	12.6%		12.5%	10.3%	14.2%
Total Return based on market value(5)	(2.7)%	7.5%		N/A	N/A	N/A
Portfolio turnover	26.4%	20.7%		15.5%	17.6%	31.3%
Ratio of operating expenses to average net assets before waivers(6)	10.4%	10.1%		11.9%	7.9%	5.8%
Ratio of operating expenses to average net assets with waiver(6)	10.2%	8.3%		11.9%	7.9%	5.8%
Ratio of net investment income (loss) to average net assets(6)	10.2%	12.8%		13.3%	9.1%	6.8%

(1)	The per common share data was derived by using weighted average shares outstanding.

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(2)	On February 5, 2021, the initial offering price of $15.00 per share less $0.14 per share of organizational costs.

(3)	Realized and unrealized gains and losses per share in this caption are balancing amounts necessary to reconcile the change in net asset value per share for the period and may not reconcile with the aggregate gains and losses in the Consolidated Statement of Operations due to share transactions during the period.

For the years ended December 31, 2025, 2024, 2023, 2022 and 2021, such share transactions include the effect of share issuances of $0.00, $0.00, $0.00, $0.04 and $0.19 per share, respectively. During the period, shares were issued at prices that reflect the aggregate amount of the Company’s initial organizational and offering expenses. As a result, investors subscribing after the initial capital call are allocated organizational expenses consistently with all stockholders.

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

On January 16, 2026, the Company paid a regular dividend of $0.40 per share to each common stockholder of record as of December 31, 2025. The total dividend was $27,213, and, of this amount, $219 was DRIP which was fulfilled through open market purchases of common stock.

On February 12, 2026, the Board of Directors of the Company declared a regular dividend to common stockholders in the amount of $0.40 per share. The regular dividend of $0.40 per share will be paid on April 16, 2026 to stockholders of record as of the close of business on March 31, 2026, payable in cash or shares of common stock of the Company pursuant to the Company’s Dividend Reinvestment Plan, as amended.

On February 20, 2026, the Company and its wholly owned special purposes financing subsidiary, KABDCF, amended the Revolving Funding Facility. Under the terms of the amendment, the Company extended the final maturity date to February 20, 2031 and reduced the interest rate on borrowings from daily SOFR plus 2.15% to daily SOFR plus 1.95% per annum.

From January 1, 2026 to February 20, 2026, the Company’s agent repurchased 1,020,586 shares of common stock at an average price of $14.25 per share for a total amount of $14,543. As of February 20, 2026, $45,398 remains for repurchase under the Company’s amended 10b5-1 Plan.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are not and have not been any disagreements between us and our accountant on any matter of accounting principles, practices or financial statement disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2025. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Report of Management on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Co-Chief Executive Officers and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in “Internal Control—Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on the evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025. The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, as stated in their report which appears herein.

Attestation Report of the Registered Public Accounting Firm

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2026 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2025 and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2026 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2025 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2026 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2025 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2026 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2025 and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2026 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2025 and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) DOCUMENTS FILED AS PART OF THIS REPORT

The following is a list of our consolidated financial statements included in this Annual Report on Form 10-K under Item 8 of Part II hereof:

1. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

(b) EXHIBITS

3.1	Certificate of Formation (3)
3.2	Initial Limited Liability Company Agreement (1)
3.3	Certificate of Conversion (2)
3.4	Certificate of Incorporation (2)
3.5	Amended and Restated Bylaws (5)
4.1	Description of Securities (3)
10.1	Investment Advisory Agreement (1)
10.2	Amendment to Investment Advisory Agreement (8)
10.3	Amended and Restated Investment Advisory Agreement (13)
10.4	Administration Agreement (1)
10.5	License Agreement (1)
10.6	Indemnification Agreement (1)
10.7	Custody Agreement (1)
10.8	Subscription Agreement (1)
10.9	Loan and Security Agreement, dated as of February 5, 2021, by and between KA Credit Advisors, LLC, as collateral manager, Kayne Anderson BDC Financing, LLC, as borrower, certain lenders thereto, administrative agent for the lenders, and collateral agent for the lenders (2)
10.10	Credit Agreement, dated February 5, 2021, by and between Kayne Anderson BDC, Inc., as borrower, lenders signatories thereto, and agent and the lead arranger (2)
10.11	Second Amendment to Credit Agreement, dated December 3, 2021, by and between Kayne Anderson BDC, Inc., as borrower, lender signatories thereto, and agent and lead arranger (5)
10.12	Third Amendment to the Credit Agreement, dated December 30, 2022, by and between Kayne Anderson BDC, Inc., as borrower, lenders, and City National Bank as administrative agent for the lenders (7)
10.13	Fourth Amendment to the Credit Agreement, dated December 31, 2023, by and between Kayne Anderson BDC, Inc., as borrower, lenders, and City National Bank as administrative agent for the lenders (11)
10.14	Senior Secured Revolving Credit Agreement (4)
10.15	Second Amendment to Senior Secured Revolving Credit Agreement (14)
10.16	Third Amendment to the Senior Secured Revolving Credit Agreement (18)
10.17	Loan and Security Agreement (4)
10.18	First Amendment to Loan and Security Agreement, dated November 17, 2022, by and between KA Credit Advisors, LLC, as collateral manager, Kayne Anderson BDC Financing, LLC, as borrower, certain lenders thereto, administrative agent for the lenders, and collateral agent for the lenders (6)
10.19	Second Amendment to Loan and Security Agreement, dated June 29, 2023, by and between KA Credit Advisors, LLC, as collateral manager, Kayne Anderson BDC Financing, LLC, as borrower, certain lenders thereto, administrative agent for the lenders, and collateral agent for the lenders (9)
10.20	Third Amendment to Loan and Security Agreement, dated April 3, 2024, by and between KA Credit Advisors, LLC, as collateral manager, Kayne Anderson BDC Financing, LLC, as borrower, certain lenders thereto, administrative agent for the lenders, and collateral agent for the lenders (12)
10.21	Fourth Amendment to Loan and Security Agreement, dated December 13, 2024, by and between KA Credit Advisors, LLC, as collateral manager, Kayne Anderson BDC Financing, LLC, as borrower, certain lenders thereto, administrative agent for the lenders, and collateral agent for the lenders (17)
10.22	Fifth Amendment to Loan and Security Agreement, dated February 13, 2025, by and between KA Credit Advisors, LLC, as collateral manager, Kayne Anderson BDC Financing, LLC, as borrower, certain lenders thereto, administrative agent for the lenders, and collateral agent for the lenders (16)
10.23*	Sixth Amendment to Loan and Security Agreement, dated February 20, 2026, by and between KA Credit Advisors, LLC, as collateral manager, Kayne Anderson BDC Financing, LLC, as borrower, certain lenders thereto, administrative agent for the lenders, and collateral agent for the lenders
10.24	Loan and Security Agreement, dated December 22, 2023, by and between KA Credit Advisors, LLC, as portfolio manager, Kayne Anderson BDC Financing II, LLC, as borrower, certain lenders thereto, collateral administrator for the lenders, collateral agent for the lenders, securities intermediary party, and administrative agent for the lenders (10)

10.25	Amendment No. 2 to Loan and Security Agreement, dated December 22, 2023, by and between KA Credit Advisors, LLC, as portfolio manager, Kayne Anderson BDC Financing II, LLC, as borrower, certain lenders thereto, collateral administrator for the lenders, collateral agent for the lenders, securities intermediary party, and administrative agent for the lenders (15)
10.26	Notes Purchase Agreement, dated June 29, 2023, by and among the Company and the Purchasers party thereto (9)
10.27	Notes Purchase Agreement, dated September 9, 2025, by and among the Company and the Purchasers party thereto (19)
14.1	Code of Ethics as amended November 9, 2023 *
14.2	Supplemental Antifraud Code of Ethics for Principal Officers and Senior Financial Officers (8)
19.1*	Insider Trading Policies
21.1	Subsidiaries of Kayne Anderson BDC, Inc. (20)
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Compensation Recovery Policy *
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Incorporated by reference from the Company’s Amendment No. 2 to Form 10, as filed with the Securities and Exchange Commission on November 9, 2020.
(2)	Incorporated by reference from the Company’s Form 8-K, as filed with the Securities and Exchange Commission on February 9, 2021.
(3)	Incorporated by reference from the Company’s Form 10-K, as filed with the Securities and Exchange Commission on February 26, 2021.
(4)	Incorporated by reference from the Company’s Form 8-K, as filed with the Securities and Exchange Commission on February 25, 2022.
(5)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, as filed with the Securities and Exchange Commission on August 15, 2022.
(6)	Incorporated by reference from the Company’s Form 8-K, as filed with the Securities and Exchange Commission on November 22, 2022.
(7)	Incorporated by reference from the Company’s Form 8-K, as filed with the Securities and Exchange Commission on January 6, 2023.
(8)	Incorporated by reference from the Company’s Form 10-K, as filed with the Securities and Exchange Commission on March 13, 2023.
(9)	Incorporated by reference from the Company’s Form 8-K, as filed with the Securities and Exchange Commission on July 5, 2023.
(10)	Incorporated by reference from the Company’s Form 8-K, as filed with the Securities and Exchange Commission on December 29, 2023.
(11)	Incorporated by reference from the Company’s Form 8-K, as filed with the Securities and Exchange Commission on January 5, 2024.
(12)	Incorporated by reference from the Company’s Form 8-K, as filed with the Securities and Exchange Commission on April 8, 2024.
(13)	Incorporated by reference from the Company’s Quarterly report on Form 10-Q for the quarter ended June 30, 2024, as filed with the Securities and Exchange Commission on August 13, 2024.
(14)	Incorporated by reference from the Company’s Form 8-K, as filed with the Securities and Exchange Commission on November 26, 2024.
(15)	Incorporated by reference from the Company’s Form 8-K, as filed with the Securities and Exchange Commission on February 10, 2025.
(16)	Incorporated by reference from the Company’s Form 8-K, as filed with the Securities and Exchange Commission on February 18, 2025.
(17)	Incorporated by reference from the Company’s Form 10-K, as filed with the Securities and Exchange Commission on March 3, 2025.
(18)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, as filed with the Securities and Exchange Commission on August 11, 2025.
(19)	Incorporated by reference from the Company’s Form 8-K, as filed with the Securities and Exchange Commission on September 10, 2025.
(20)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, as filed with the Securities and Exchange Commission on November 10, 2025.

*	Filed herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kayne Anderson BDC, Inc.

Date: March 2, 2026

/s/ Douglas L. Goodwillie
	Name:	Douglas L. Goodwillie
	Title:	Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: March 2, 2026

/s/ Kenneth B. Leonard
	Name:	Kenneth B. Leonard
	Title:	Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: March 2, 2026
/s/ Terry A. Hart
	Name:	Terry A. Hart
	Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)