Form 10-Q
period 2026-03-31
Kayne Anderson BDC, Inc.
filed 2026-05-11
CIK 1747172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 5, 2026, the registrant had 66,350,002 shares of common stock, $0.001 par value per share, issued and outstanding.

i

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that involve substantial known and unknown risks, uncertainties and other factors. Undue reliance should not be placed on such statements. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about the company, current and prospective portfolio investments, the industry, beliefs and assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond control of Kayne Anderson BDC, Inc. (“the Company”) and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:

•
future operating results;
•
business prospects and the prospects of portfolio companies in which we invest;
•
the ability of our portfolio companies to achieve their objectives;
•
changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets;
•
the ability of KA Credit Advisors, LLC (our "Advisor") to locate suitable investments and to monitor and administer investments;
•
the ability of the Advisor and its affiliates to attract and retain highly talented professionals;
•
risks associated with possible disruptions in our operations, the operations of our portfolio companies or the economy generally, including disruptions due to terrorism, war or other geopolitical conflict, natural disasters, pandemics or cybersecurity incidents;
•
the adequacy of our cash resources, financing sources and working capital;
•
the timing of cash flows, distributions and dividends, if any, from the operations of the companies in which the Company invests;
•
the ability to maintain qualification as a business development company (“BDC”) and as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”);
•
the use of borrowings under our credit facilities and issuances of senior unsecured notes to finance a portion of the Company’s investments;
•
the adequacy, availability and pricing of financing sources and working capital for the Company;
•
actual or potential conflicts of interest with the Advisor and its affiliates;
•
contractual arrangements and relationships with third parties;

ii

•
the risks associated with an economic downturn, increased inflation, political instability, tariffs and trade policy instability, supply chain issues, interest rate volatility, loss of key personnel, and the illiquid nature of investments of the Company; and
•
the risks, uncertainties and other factors the Company identifies under “Item 1A. Risk Factors” and elsewhere in this quarterly report on Form 10-Q, as well as in the Company’s annual report on Form 10-K for the year ended December 31, 2025.

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

iii

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Kayne Anderson BDC, Inc.

Consolidated Statements of Assets and Liabilities

(amounts in 000’s, except share and per share amounts)

	March 31, 2026
	(Unaudited)	December 31, 2025
Assets:
Investments, at fair value:
Non-controlled, non-affiliated investments (amortized cost of $2,052,231 and $2,079,041)	$2,058,477	$2,084,737
Non-controlled, affiliated investments (amortized cost of $129,946 and $118,459)	125,491	113,684
Controlled, affiliated investments (amortized cost of $20,228 and $0)	10,336	—
Investments in money market funds (amortized cost of $18,348 and $25,409)	18,348	25,409
Cash	14,314	18,027
Deposits for investments	-	13,015
Receivable for sales of investments	-	7,168
Receivable for principal payments on investments	722	308
Interest receivable	24,420	24,063
Prepaid expenses and other assets	251	291
Total Assets	$2,252,359	$2,286,702

Liabilities:
Corporate Credit Facility (Note 6)	$115,000	$135,000
Unamortized Corporate Credit Facility issuance costs	(3,135)	(3,372)
Revolving Funding Facility (Note 6)	553,000	525,000
Unamortized Revolving Funding Facility issuance costs	(6,639)	(4,671)
Revolving Funding Facility II (Note 6)	195,000	195,000
Unamortized Revolving Funding Facility II issuance costs	(1,970)	(2,100)
Notes (Note 6)	273,822	274,701
Unamortized notes issuance costs	(2,362)	(2,560)
Shares repurchased payable (Note 7)	97	496
Distributions payable	26,595	27,213
Management fee payable (Note 3)	5,416	5,613
Incentive fee payable (Note 3)	3,111	3,935
Accrued expenses and other liabilities	15,232	22,041
Accrued excise tax expense	-	475
Total Liabilities	$1,173,167	$1,176,771

Commitments and contingencies (Note 8)
Net Assets:
Common Shares, $0.001 par value; 100,000,000 shares authorized; 66,481,923 and 67,998,184 as of March 31, 2026 and December 31, 2025 respectively, issued and outstanding	$66	$68
Additional paid-in capital	1,086,618	1,108,001
Total distributable earnings (deficit)	(7,492)	1,862
Total Net Assets	$1,079,192	$1,109,931
Total Liabilities and Net Assets	$2,252,359	$2,286,702
Net Asset Value Per Common Share	$16.23	$16.32

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Statements of Operations

(amounts in 000’s, except share and per share amounts)

(Unaudited)

	For the three months ended March 31,
	2026	2025
Income:
Investment income from investments:
Interest income from non-controlled, non-affiliated investments	$49,746	$54,708
Interest income from non-controlled, affiliated investments	2,994	-
Payment-in-kind interest income from non-controlled, non-affiliated investments	4,273	306
Dividend income	312	231
Total Investment Income	57,325	55,245
Expenses:
Management fees	5,416	5,131
Incentive fees	3,111	4,490
Interest expense	18,860	17,125
Professional fees	314	345
Directors fees	164	158
Excise tax expense (benefit)	(11)	(43)
Other general and administrative expenses	575	581
Total Expenses	28,429	27,787
Less: Management fee waiver (Note 3)	-	(1,283)
Net expenses	28,429	26,504
Net Investment Income (Loss)	28,896	28,741
Realized and unrealized gains (losses) on investments
Net realized gains (losses):
Non-controlled, non-affiliated investments	(2,247)	566
Total net realized gains (losses)	(2,247)	566
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	(7,006)	(6,493)
Non-controlled, affiliated investments	321	(18)
Controlled, affiliated investments	(2,336)	-
Total net change in unrealized gains (losses)	(9,021)	(6,511)
Total realized and unrealized gains (losses)	(11,268)	(5,945)
Income tax (expense) benefit on unrealized appreciation/depreciation on investments	(387)	(581)
Net Increase in Net Assets Resulting from Operations	$17,241	$22,215
Per Common Share Data:
Basic and diluted net investment income per common share	$0.43	$0.40
Basic and diluted net increase in net assets resulting from operations	$0.26	$0.31
Weighted Average Common Shares Outstanding - Basic and Diluted	67,144,353	71,234,684

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Statements of Changes in Net Assets

(amounts in 000’s)

(Unaudited)

	For the three months ended March 31,
	2026	2025
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$28,896	$28,741
Net realized gains (losses) on investments	(2,247)	566
Net change in unrealized gains (losses) on investments	(9,021)	(6,511)
Income tax (expense) benefit on unrealized appreciation/depreciation on investments	(387)	(581)
Net Increase in Net Assets Resulting from Operations	17,241	22,215
Decrease in Net Assets Resulting from Stockholder Dividends
Dividends to stockholders	(26,595)	(35,641)
Net Decrease in Net Assets Resulting from Stockholder Dividends	(26,595)	(35,641)
Increase (Decrease) in Net Assets Resulting from Capital Share Transactions
Common stock purchased under the share repurchase program	(21,385)	(384)
Reinvestment of dividends	-	4,027
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	(21,385)	3,643
Total Increase (Decrease) in Net Assets	(30,739)	(9,783)
Net Assets, Beginning of Period	1,109,931	1,186,342
Net Assets, End of Period	$1,079,192	$1,176,559

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Statements of Cash Flows

(amounts in 000’s)

(Unaudited)

	For the three months ended March 31,
	2026	2025
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$17,241	$22,215
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gains)/losses on investments	2,247	(566)
Net change in unrealized (gains)/losses on investments	9,021	6,511
Net accretion of discount on investments	(3,235)	(3,467)
Sales (purchases) of investments in money market funds, net	7,061	20,067
Purchases of portfolio investments	(88,832)	(287,737)
Proceeds from sales of investments and principal repayments	91,721	113,990
Paid-in-kind interest from portfolio investments	(4,273)	(306)
Amortization of deferred financing cost	1,119	921
Increase/(decrease) in operating assets and liabilities:
(Increase)/decrease in deposits for investments	13,015	-
(Increase)/decrease in receivable for sales of investments	7,168	-
(Increase)/decrease in interest and dividends receivable	(2,889)	(2,327)
(Increase)/decrease in receivable for principal payments on investments	(414)	320
Increase/(decrease) in accrued excise tax expense	(475)	(825)
(Increase)/decrease in prepaid expenses and other assets	40	668
Increase/(decrease) in management fees payable	(197)	136
Increase/(decrease) in incentive fee payable	(824)	4,490
Increase/(decrease) in accrued expenses and other liabilities	(7,688)	(1,330)
Net cash provided by (used in) operating activities	39,806	(127,240)
Cash Flows from Financing Activities:
Borrowings/(payments) on Corporate Credit Facility, net	(20,000)	(56,000)
Borrowings on Revolving Funding Facility, net	28,000	157,000
Borrowings on Revolving Funding Facility II, net	-	56,500
Payments of debt issuance costs	(2,522)	(3,507)
Change in payable for shares repurchased	(399)	144
Dividends paid in cash	(27,213)	(31,524)
Repurchase of common shares	(21,385)	(384)
Net cash provided by (used in) financing activities	(43,519)	122,229
Net increase (decrease) in cash	(3,713)	(5,011)
Cash, beginning of period	18,027	22,375
Cash, end of period	$14,314	$17,364

Supplemental and Non-Cash Information:
Interest paid during the period	$25,277	$17,838
Non-cash financing activities not included herein consisted of reinvestment of dividends	$-	$4,027

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of March 31, 2026

(amounts in 000’s, except number of shares, units)

(Unaudited)

Portfolio Company	Footnotes (1)(2)	Investment(3)	Interest Rate	Spread(4)	PIK Rate	Reference(5)	Maturity Date	Principal/ Par	Amortized Cost(6)	Fair Value	Percentage of Net Assets
Debt and Equity Investments
Aerospace & defense
Aviation Concepts, LLC		First lien senior secured loan	9.17%	5.50%	-	SOFR(M)	12/17/2030	16,380	15,907	16,504	1.5%
		First lien senior secured delayed draw loan	9.17%	5.50%	-	SOFR(M)	12/17/2030	-	-	-	0.0%
		First lien senior secured revolving loan	9.17%	5.50%	-	SOFR(M)	12/17/2030	-	-	-	0.0%
Fastener Distribution Holdings, LLC		First lien senior secured loan	8.45%	4.75%	-	SOFR(Q)	11/4/2031	19,816	19,679	19,816	1.8%
		First lien senior secured delayed draw loan	8.45%	4.75%	-	SOFR(Q)	11/4/2031	2,877	2,853	2,877	0.3%
TransDigm Inc	(7)	First lien senior secured loan	6.17%	2.50%	-	SOFR(M)	2/28/2031	6,907	6,934	6,906	0.6%
Vitesse Systems Parent, LLC		First lien senior secured loan	10.96%	7.26%	-	SOFR(Q)	12/22/2028	30,506	30,034	30,506	2.9%
		First lien senior secured revolving loan	10.95%	7.26%	-	SOFR(Q)	12/22/2028	6,239	6,136	6,239	0.6%
								82,725	81,543	82,848	7.7%
Automobile components
Clarios Global LP	(7)(8)	First lien senior secured loan	6.17%	2.50%	-	SOFR(M)	5/6/2030	4,972	4,988	4,952	0.5%
Speedstar Holding LLC		First lien senior secured loan	9.65%	6.00%	-	SOFR(Q)	7/22/2027	6,024	5,991	5,843	0.5%
		First lien senior secured delayed draw loan	9.65%	6.00%	-	SOFR(Q)	7/22/2027	658	655	638	0.1%
WAM CR Acquisition, Inc. (Wolverine)		First lien senior secured loan	9.95%	6.25%	-	SOFR(Q)	7/23/2029	26,494	26,108	26,758	2.5%
								38,148	37,742	38,191	3.6%
Biotechnology
Alcami Corporation		First lien senior secured delayed draw loan	10.77%	7.10%	-	SOFR(M)	12/21/2028	836	836	836	0.1%
		First lien senior secured revolving loan	10.78%	7.10%	-	SOFR(M)	12/21/2028	489	464	489	0.0%
		First lien senior secured loan	10.82%	7.15%	-	SOFR(Q)	12/21/2028	11,354	11,148	11,354	1.1%
								12,679	12,448	12,679	1.2%
Building products
Ruff Roofers Buyer, LLC		First lien senior secured loan	8.67%	5.00%	-	SOFR(M)	11/19/2029	7,025	6,880	6,954	0.6%
		First lien senior secured loan	8.67%	5.00%	-	SOFR(M)	11/19/2029	2,633	2,502	2,607	0.2%
		First lien senior secured revolving loan	8.67%	5.00%	-	SOFR(M)	11/19/2029	-	-	-	0.0%
		First lien senior secured delayed draw loan	8.67%	5.00%	-	SOFR(M)	11/19/2029	-	-	-	0.0%
		First lien senior secured delayed draw loan	8.67%	5.00%	-	SOFR(M)	11/19/2029	5,251	5,223	5,198	0.5%
		First lien senior secured delayed draw loan	8.67%	5.00%	-	SOFR(Q)	11/19/2029	2,635	2,635	2,609	0.2%
US Masonry & Building Products Co. (f/k/a US Anchors Group, Inc.)		First lien senior secured loan	8.95%	5.25%	-	SOFR(Q)	7/15/2029	16,978	16,682	16,978	1.7%
		First lien senior secured revolving loan	8.95%	5.25%	-	SOFR(Q)	7/15/2029	1,111	1,057	1,111	0.1%
								35,633	34,979	35,457	3.3%
Chemicals
Fralock Buyer LLC		First lien senior secured loan	9.70%	6.00%	-	SOFR(Q)	3/31/2028	13,430	13,304	13,431	1.2%
		First lien senior secured loan	9.70%	6.00%	-	SOFR(Q)	3/31/2028	4,432	4,417	4,432	0.4%
		First lien senior secured revolving loan	9.70%	6.00%	-	SOFR(Q)	3/31/2028	2,625	2,625	2,625	0.2%
Gage CR Acquisition, LLC		First lien senior secured loan	8.95%	5.25%	-	SOFR(Q)	10/1/2030	26,980	26,523	26,980	2.5%
		First lien senior secured revolving loan	8.95%	5.25%	-	SOFR(Q)	10/1/2030	-	-	-	0.0%
TL Atlas Merger Sub Corp. (Zep)		First lien senior secured loan	8.70%	5.00%	-	SOFR(Q)	6/30/2031	33,520	33,166	33,856	3.2%

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of March 31, 2026

(amounts in 000’s, except number of shares, units)

(Unaudited)

Portfolio Company	Footnotes (1)(2)	Investment(3)	Interest Rate	Spread(4)	PIK Rate	Reference(5)	Maturity Date	Principal/ Par	Amortized Cost(6)	Fair Value	Percentage of Net Assets
		First lien senior secured revolving loan	8.70%	5.00%	-	SOFR(Q)	6/30/2031	-	-	-	0.0%
								80,987	80,035	81,324	7.5%
Commercial services & supplies
Advanced Environmental Monitoring Intermediate, Inc.	(9)	First lien senior secured loan	10.07%	6.40%	-	SOFR(Q)	12/31/2028	3,651	3,613	3,651	0.3%
		First lien senior secured loan	10.07%	6.40%	-	SOFR(Q)	12/31/2028	12,559	12,398	12,559	1.2%
		First lien senior secured loan	10.11%	6.40%	-	SOFR(Q)	12/31/2028	7,372	7,342	7,372	0.7%
		First lien senior secured loan	10.11%	6.40%	-	SOFR(Q)	12/31/2028	2,787	2,725	2,787	0.3%
AeriTek Global Holdings LLC		First lien senior secured loan	10.17%	6.50%	-	SOFR(Q)	8/27/2030	10,002	9,867	10,002	0.9%
		First lien senior secured loan	10.17%	6.50%	-	SOFR(Q)	8/27/2030	1,321	1,302	1,321	0.1%
		First lien senior secured revolving loan	10.17%	6.50%	-	SOFR(Q)	8/27/2030	205	191	205	0.0%
Allentown, LLC		First lien senior secured loan	10.82%	6.15%	1.00%	SOFR(Q)	4/22/2027	7,580	7,529	7,371	0.7%
		First lien senior secured delayed draw loan	10.82%	6.15%	1.00%	SOFR(Q)	4/22/2027	1,369	1,358	1,332	0.1%
		First lien senior secured revolving loan	12.75%	5.00%	1.00%	PRIME	4/22/2027	410	406	399	0.0%
American Equipment Holdings LLC		First lien senior secured loan	8.61%	5.00%	-	SOFR(S)	5/5/2028	13,056	12,838	13,154	1.2%
		First lien senior secured loan	8.61%	5.00%	-	SOFR(S)	5/5/2028	1,398	1,394	1,409	0.1%
		First lien senior secured loan	8.56%	5.00%	-	SOFR(S)	5/5/2028	1,679	1,664	1,691	0.2%
		First lien senior secured loan	8.63%	5.00%	-	SOFR(S)	5/5/2028	456	456	459	0.0%
		First lien senior secured loan	8.63%	5.00%	-	SOFR(S)	5/5/2028	520	515	524	0.0%
		First lien senior secured loan	8.60%	5.00%	-	SOFR(S)	5/5/2028	2,135	2,116	2,151	0.2%
		First lien senior secured delayed draw loan	8.58%	5.00%	-	SOFR(S)	5/5/2028	4,010	3,969	4,040	0.4%
		First lien senior secured revolving loan	8.66%	5.00%	-	SOFR(S)	5/5/2028	1,826	1,784	1,840	0.2%
Arborworks Acquisition, LLC		First lien senior secured loan	10.28%	6.50%	10.28%	SOFR(M)	11/6/2028	6,137	6,137	6,137	0.6%
		First lien senior secured revolving loan	15.00%	0.00%	15.00%	FIXED	11/6/2028	2,892	2,892	2,892	0.3%
Bloomington Holdco, LLC (BW Fusion)		First lien senior secured loan	9.62%	6.00%	-	SOFR(S)	5/1/2030	20,982	20,465	20,982	1.9%
		First lien senior secured revolving loan	9.62%	6.00%	-	SOFR(S)	5/1/2030	-	-	-	0.0%
BLP Buyer, Inc. (Bishop Lifting Products)		First lien senior secured loan	10.17%	6.50%	-	SOFR(M)	12/22/2029	25,642	25,316	25,642	2.4%
		First lien senior secured loan	10.17%	6.50%	-	SOFR(M)	12/22/2029	1,205	1,187	1,205	0.1%
		First lien senior secured loan	10.13%	6.50%	-	SOFR(S)	12/22/2029	505	498	505	0.0%
		First lien senior secured loan	10.17%	6.50%	-	SOFR(M)	12/22/2029	561	554	561	0.1%
		First lien senior secured delayed draw loan	10.17%	6.50%	-	SOFR(M)	12/22/2029	3,138	3,097	3,138	0.3%
		First lien senior secured revolving loan	10.17%	6.50%	-	SOFR(M)	12/22/2029	3,257	3,209	3,257	0.3%
Connect America.Com, LLC	(9)	First lien senior secured loan	9.45%	5.75%	-	SOFR(Q)	10/11/2029	25,509	25,219	24,030	2.2%
Diverzify Intermediate LLC		First lien senior secured delayed draw loan	10.00%	10.00%	-	FIXED	5/11/2027	192	192	171	0.0%
		First lien senior secured loan	10.00%	10.00%	-	FIXED	5/11/2027	192	190	171	0.0%
		First lien senior secured loan	9.82%	6.18%	-	SOFR(S)	5/11/2027	5,781	5,737	5,145	0.5%
Gusmer Enterprises, Inc.		First lien senior secured loan	9.28%	5.61%	-	SOFR(M)	5/7/2027	2,498	2,486	2,498	0.2%
		First lien senior secured delayed draw loan	9.28%	5.61%	-	SOFR(M)	5/7/2027	3,396	3,380	3,396	0.3%
		First lien senior secured delayed draw loan	9.28%	5.61%	-	SOFR(M)	5/7/2027	911	906	910	0.1%
		First lien senior secured revolving loan	9.29%	5.61%	-	SOFR(M)	5/7/2027	1,261	1,245	1,261	0.1%
Superior Intermediate LLC (Landmark Structures)		First lien senior secured loan	9.17%	5.50%	-	SOFR(M)	12/18/2030	17,223	16,953	17,223	1.7%

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of March 31, 2026

(amounts in 000’s, except number of shares, units)

(Unaudited)

Portfolio Company	Footnotes (1)(2)	Investment(3)	Interest Rate	Spread(4)	PIK Rate	Reference(5)	Maturity Date	Principal/ Par	Amortized Cost(6)	Fair Value	Percentage of Net Assets
		First lien senior secured delayed draw loan	9.17%	5.50%	-	SOFR(M)	12/18/2030	6,838	6,672	6,838	0.6%
		First lien senior secured revolving loan	9.17%	5.50%	-	SOFR(M)	12/18/2030	-	-	-	0.0%
PMFC Holding, LLC		First lien senior secured loan	11.86%	8.15%	-	SOFR(Q)	7/31/2026	5,430	5,417	5,430	0.5%
		First lien senior secured delayed draw loan	11.82%	8.15%	-	SOFR(Q)	7/31/2026	2,724	2,723	2,724	0.3%
		First lien senior secured revolving loan	11.82%	8.15%	-	SOFR(Q)	7/31/2026	164	164	164	0.0%
Regiment Security Partners LLC		First lien senior secured loan	8.81%	5.15%	8.81%	SOFR(Q)	9/15/2026	10,242	10,131	10,140	0.9%
	(10)(11)	First lien senior secured loan	-	-	-	-	9/15/2026	6,286	3,659	3,457	0.3%
		First lien senior secured revolving loan	8.82%	5.15%	8.82%	SOFR(Q)	9/15/2026	497	497	492	0.0%
Tempo Acquisition, LLC	(7)	First lien senior secured loan	5.42%	1.75%	-	SOFR(M)	8/31/2028	8,083	8,101	5,797	0.5%
Tapco Buyer LLC		First lien senior secured loan	8.70%	5.00%	-	SOFR(Q)	11/15/2030	10,471	10,345	10,471	1.1%
		First lien senior secured loan	8.68%	5.00%	-	SOFR(M)	11/15/2030	2,914	2,881	2,914	0.3%
		First lien senior secured delayed draw loan	8.69%	5.00%	-	SOFR(Q)	11/15/2030	7,321	7,321	7,321	0.7%
		First lien senior secured delayed draw loan	8.68%	5.00%	-	SOFR(M)	11/15/2030	7,202	6,995	7,202	0.7%
		First lien senior secured revolving loan	8.68%	5.00%	-	SOFR(M)	11/15/2030	-	-	-	0.0%
								261,790	256,036	254,341	23.6%
Containers & packaging
Carton Packaging Buyer, Inc. (Century Box)		First lien senior secured loan	9.88%	6.25%	-	SOFR(S)	10/30/2028	23,715	23,369	23,478	2.2%
		First lien senior secured loan	9.99%	6.25%	-	SOFR(S)	10/30/2028	11,875	11,679	11,756	1.1%
		First lien senior secured revolving loan	9.88%	6.25%	-	SOFR(S)	10/30/2028	854	818	846	0.1%
Drew Foam Companies Inc.		First lien senior secured loan	9.85%	6.15%	-	SOFR(Q)	12/5/2026	6,886	6,836	6,886	0.6%
		First lien senior secured loan	9.82%	6.15%	-	SOFR(Q)	12/5/2026	19,572	19,517	19,572	1.8%
FCA, LLC		First lien senior secured loan	8.63%	5.00%	-	SOFR(S)	7/18/2028	18,673	18,549	18,673	1.7%
		First lien senior secured loan	9.42%	5.75%	-	SOFR(M)	7/18/2028	740	731	740	0.1%
M2S Group Intermediate Holdings, Inc.		First lien senior secured loan	8.42%	4.75%	-	SOFR(Q)	8/25/2031	36,460	34,335	35,731	3.3%
Monza Purchaser, LLC (Smyth)		First lien senior secured loan	9.20%	5.50%	-	SOFR(Q)	2/28/2030	26,294	25,878	26,490	2.5%
		First lien senior secured revolving loan	9.20%	5.50%	-	SOFR(Q)	2/28/2030	2,878	2,748	2,900	0.3%
		First lien senior secured delayed draw loan	9.15%	5.50%	-	SOFR(Q)	2/28/2030	5,257	5,170	5,297	0.5%
Project Tahoe Acquisition Corp (Norton Packaging)		First lien senior secured loan	8.92%	5.25%	-	SOFR(M)	1/1/2032	13,238	13,024	13,238	1.2%
		First lien senior secured revolving loan	8.92%	5.25%	-	SOFR(M)	1/1/2032	-	-	-	0.0%
The Robinette Company		First lien senior secured loan	9.67%	6.00%	-	SOFR(Q)	5/10/2029	10,098	9,959	10,098	0.9%
		First lien senior secured revolving loan	9.67%	6.00%	-	SOFR(Q)	5/10/2029	2,414	2,359	2,414	0.2%
		First lien senior secured delayed draw loan	9.67%	6.00%	-	SOFR(Q)	5/10/2029	-	-	-	0.0%
WCHG Buyer, Inc. (Handgards)		First lien senior secured loan	8.42%	4.75%	-	SOFR(M)	4/10/2031	37,269	36,927	37,269	3.5%
								216,223	211,899	215,388	20.0%

Diversified consumer services
BCDI Meteor Acquisition, LLC		First lien senior secured loan	10.77%	7.10%	-	SOFR(M)	6/29/2028	15,619	15,440	15,619	1.4%
		First lien senior secured loan	10.77%	7.10%	-	SOFR(M)	6/29/2028	2,153	2,125	2,153	0.2%
								17,772	17,565	17,772	1.6%
Diversified telecommunication services

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of March 31, 2026

(amounts in 000’s, except number of shares, units)

(Unaudited)

Portfolio Company	Footnotes (1)(2)	Investment(3)	Interest Rate	Spread(4)	PIK Rate	Reference(5)	Maturity Date	Principal/ Par	Amortized Cost(6)	Fair Value	Percentage of Net Assets
Network Connex (f/k/a NTI Connect, LLC)		First lien senior secured loan	10.50%	3.75%	-	PRIME	7/31/2027	3,552	3,544	3,552	0.3%

Financial services
SGCP Intermediate, Inc. (SG Credit)	(12)(13)	First lien senior secured loan	11.00%	11.00%	-	FIXED	7/15/2030	80,000	78,124	80,000	7.4%
		First lien senior secured delayed draw loan	11.00%	11.00%	-	FIXED	7/15/2030	25,000	24,463	25,000	2.3%
								105,000	102,587	105,000	9.7%
Food products
BC CS 2, L.P. (Cuisine Solutions, Inc.)	(8)(12)	-	9.69%	6.10%	-	SOFR(S)	7/8/2028	14,792	14,622	14,793	1.4%
BR PJK Produce, LLC (Keany)		First lien senior secured loan	10.06%	6.40%	-	SOFR(Q)	12/14/2027	28,967	28,625	28,967	2.7%
		First lien senior secured loan	10.06%	6.40%	-	SOFR(Q)	12/14/2027	4,284	4,227	4,284	0.4%
		First lien senior secured delayed draw loan	10.06%	6.40%	-	SOFR(Q)	12/14/2027	4,310	4,236	4,310	0.4%
		First lien senior secured delayed draw loan	10.06%	6.40%	-	SOFR(Q)	12/14/2027	1,401	1,387	1,400	0.1%
CCFF Buyer, LLC (California Custom Fruits & Flavors, LLC)		First lien senior secured loan	8.67%	5.00%	-	SOFR(Q)	2/26/2030	13,722	13,478	13,859	1.3%
		First lien senior secured delayed draw loan	8.62%	5.00%	-	SOFR(S)	2/26/2030	8,514	8,432	8,599	0.8%
		First lien senior secured revolving loan	8.62%	5.00%	-	SOFR(S)	2/26/2030	-	-	-	0.0%
City Line Distributors LLC		First lien senior secured loan	9.93%	6.26%	-	SOFR(Q)	8/31/2028	8,695	8,575	8,695	0.8%
		First lien senior secured delayed draw loan	9.93%	6.26%	-	SOFR(Q)	8/31/2028	3,563	3,531	3,563	0.3%
		First lien senior secured revolving loan	9.93%	6.26%	-	SOFR(Q)	8/31/2028	-	-	-	0.0%
Gulf Pacific Acquisition, LLC		First lien senior secured loan	10.77%	7.10%	-	SOFR(M)	9/29/2028	19,720	19,492	19,720	1.8%
		First lien senior secured delayed draw loan	10.77%	7.10%	-	SOFR(M)	9/29/2028	1,663	1,660	1,663	0.2%
		First lien senior secured revolving loan	10.77%	7.10%	-	SOFR(M)	9/29/2028	2,098	2,041	2,098	0.2%
IF&P Foods, LLC (FreshEdge)		First lien senior secured loan	9.42%	5.73%	-	SOFR(Q)	10/3/2028	26,626	26,305	26,359	2.4%
		First lien senior secured loan	9.80%	6.10%	-	SOFR(Q)	10/3/2028	211	208	211	0.0%
		First lien senior secured loan	9.05%	5.35%	-	SOFR(Q)	10/3/2028	703	683	688	0.1%
		First lien senior secured delayed draw loan	9.42%	5.73%	-	SOFR(Q)	10/3/2028	3,954	3,911	3,914	0.4%
		First lien senior secured revolving loan	9.42%	5.73%	-	SOFR(Q)	10/3/2028	4,029	3,993	3,989	0.4%
J&K Ingredients, LLC		First lien senior secured loan	8.70%	5.00%	-	SOFR(Q)	11/16/2028	24,251	23,885	24,129	2.2%
		First lien senior secured loan	8.70%	5.00%	-	SOFR(Q)	11/16/2028	7,868	7,798	7,829	0.7%
		First lien senior secured delayed draw loan	8.70%	5.00%	-	SOFR(Q)	11/16/2028	-	-	-	0.0%
ML Buyer, LLC (Mama Lycha Foods, LLC)		First lien senior secured loan	9.42%	5.75%	-	SOFR(Q)	9/7/2029	11,410	11,241	11,524	1.1%
		First lien senior secured revolving loan	9.42%	5.75%	-	SOFR(Q)	9/7/2029	698	644	704	0.1%
Siegel Egg Co., LLC	(10)(11)(14)	First lien senior secured loan	-	-	-	-	12/29/2028	14,727	14,627	6,701	0.6%
		First lien senior secured loan	-	-	-	-	12/29/2028	894	894	894	0.1%
		First lien senior secured loan	-	-	-	-	12/29/2028	382	375	382	0.0%
		First lien senior secured loan	-	-	-	-	12/29/2028	912	894	912	0.1%
		First lien senior secured revolving loan	-	-	-	-	12/29/2028	3,179	3,159	1,447	0.1%
Texas Coffee Holdco LLC		First lien senior secured loan	11.32%	7.65%	-	SOFR(Q)	10/31/2030	14,963	14,448	14,963	1.3%
		First lien senior secured delayed draw loan	11.32%	7.65%	-	SOFR(Q)	10/31/2030	-	-	-	0.0%
Worldwide Produce Acquisition, LLC		First lien senior secured delayed draw loan	10.42%	6.75%	-	SOFR(Q)	1/18/2029	576	567	558	0.1%

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of March 31, 2026

(amounts in 000’s, except number of shares, units)

(Unaudited)

Portfolio Company	Footnotes (1)(2)	Investment(3)	Interest Rate	Spread(4)	PIK Rate	Reference(5)	Maturity Date	Principal/ Par	Amortized Cost(6)	Fair Value	Percentage of Net Assets
		First lien senior secured delayed draw loan	10.42%	6.75%	-	SOFR(Q)	1/18/2029	479	461	463	0.0%
		First lien senior secured delayed draw loan	10.42%	6.75%	-	SOFR(Q)	1/18/2029	-	-	-	0.0%
		First lien senior secured revolving loan	10.39%	6.75%	-	SOFR(Q)	1/18/2029	64	64	61	0.0%
		First lien senior secured loan	10.42%	6.75%	-	SOFR(Q)	1/18/2029	2,939	2,893	2,844	0.3%
								230,594	227,356	220,523	20.4%
Health care equipment & supplies
ECS Opco 1, LLC (Spectrum Vascular)		First lien senior secured loan	8.70%	5.00%	-	SOFR(Q)	3/26/2031	5,846	5,763	5,612	0.5%
		First lien senior secured delayed draw loan	8.70%	5.00%	-	SOFR(Q)	3/26/2031	-	-	-	0.0%
		First lien senior secured revolving loan	8.70%	5.00%	-	SOFR(Q)	3/26/2031	-	-	-	0.0%
LSL Industries, LLC		First lien senior secured loan	10.93%	7.26%	-	SOFR(Q)	11/3/2027	17,897	17,578	17,897	1.7%
		First lien senior secured delayed draw loan	10.93%	7.26%	-	SOFR(Q)	11/3/2027	-	-	-	0.0%
		First lien senior secured revolving loan	10.93%	7.26%	-	SOFR(Q)	11/3/2027	-	-	-	0.0%
								23,743	23,341	23,509	2.2%

Health care providers & services
Aegis Toxicology Sciences Corporation		First lien senior secured loan	9.69%	6.00%	-	SOFR(Q)	6/20/2030	27,291	26,716	27,291	2.5%
		First lien senior secured revolving loan	9.69%	6.00%	-	SOFR(Q)	6/20/2030	-	-	-	0.0%
Brightview, LLC		First lien senior secured loan	8.45%	4.75%	-	SOFR(Q)	12/14/2029	15,640	15,514	15,640	1.4%
		First lien senior secured delayed draw loan	8.45%	4.75%	-	SOFR(Q)	12/14/2029	-	-	-	0.0%
		First lien senior secured revolving loan	8.45%	4.75%	-	SOFR(Q)	12/14/2029	-	-	-	0.0%
Guardian Dentistry Practice Management, LLC		First lien senior secured loan	9.28%	5.61%	-	SOFR(M)	8/20/2027	5,837	5,791	5,837	0.5%
		First lien senior secured delayed draw loan	9.28%	5.61%	-	SOFR(M)	8/20/2027	11,443	11,357	11,442	1.1%
		First lien senior secured delayed draw loan	9.28%	5.61%	-	SOFR(M)	8/20/2027	4,464	4,452	4,464	0.4%
		First lien senior secured revolving loan	11.25%	4.50%	-	PRIME	8/20/2027	124	124	124	0.0%
Guided Practice Solutions: Dental, LLC (GPS)		First lien senior secured delayed draw loan	10.03%	6.36%	-	SOFR(M)	11/24/2026	16,444	16,342	16,444	1.5%
		First lien senior secured delayed draw loan	10.03%	6.36%	-	SOFR(M)	11/24/2026	3,930	3,930	3,930	0.4%
		First lien senior secured delayed draw loan	10.03%	6.36%	-	SOFR(M)	11/24/2026	9,613	9,602	9,613	0.9%
Integrated Dermatology LLC		First lien senior secured loan	10.16%	6.50%	-	SOFR(Q)	8/1/2030	25,362	24,866	25,488	2.4%
		First lien senior secured revolving loan	10.16%	6.50%	-	SOFR(Q)	8/1/2030	-	-	-	0.0%
		First lien senior secured delayed draw loan	10.16%	6.50%	-	SOFR(Q)	8/1/2030	1,148	1,049	1,154	0.1%
Light Wave Dental Management, LLC		First lien senior secured revolving loan	9.20%	5.50%	-	SOFR(Q)	6/30/2029	3,837	3,757	3,837	0.4%
		First lien senior secured loan	9.20%	5.50%	-	SOFR(Q)	6/30/2029	21,916	21,529	21,916	2.0%
		First lien senior secured loan	9.20%	5.50%	-	SOFR(Q)	6/30/2029	2,721	2,676	2,721	0.3%
		First lien senior secured loan	9.20%	5.50%	-	SOFR(Q)	6/30/2029	488	477	487	0.0%
		First lien senior secured loan	9.20%	5.50%	-	SOFR(Q)	6/30/2029	2,260	2,230	2,260	0.2%
MVP VIP Borrower, LLC		First lien senior secured loan	10.20%	6.50%	-	SOFR(Q)	1/3/2029	19,234	18,939	19,234	1.8%

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of March 31, 2026

(amounts in 000’s, except number of shares, units)

(Unaudited)

Portfolio Company	Footnotes (1)(2)	Investment(3)	Interest Rate	Spread(4)	PIK Rate	Reference(5)	Maturity Date	Principal/ Par	Amortized Cost(6)	Fair Value	Percentage of Net Assets
		First lien senior secured delayed draw loan	10.20%	6.50%	-	SOFR(Q)	1/3/2029	1,551	1,528	1,551	0.1%
NMA Holdings, LLC (Neuromonitoring Associates)		First lien senior secured loan	8.69%	5.00%	-	SOFR(Q)	12/18/2030	16,220	15,945	16,382	1.5%
		First lien senior secured revolving loan	8.69%	5.00%	-	SOFR(Q)	12/18/2030	-	-	-	0.0%
		First lien senior secured delayed draw loan	8.69%	5.00%	-	SOFR(Q)	12/18/2030	767	732	775	0.1%
Redwood MSO, LLC (Smile Partners)		First lien senior secured loan	9.20%	5.50%	-	SOFR(Q)	12/20/2029	11,075	10,902	11,075	1.0%
		First lien senior secured delayed draw loan	9.20%	5.50%	-	SOFR(Q)	12/20/2029	1,648	1,620	1,648	0.2%
		First lien senior secured revolving loan	9.20%	5.50%	-	SOFR(Q)	12/20/2029	783	768	783	0.1%
Refocus Management Services, LLC		First lien senior secured loan	8.70%	5.00%	-	SOFR(Q)	2/14/2029	17,992	17,607	17,992	1.6%
		First lien senior secured delayed draw loan	8.64%	5.00%	-	SOFR(Q)	2/14/2029	7,073	6,891	7,073	0.7%
		First lien senior secured delayed draw loan	8.66%	5.00%	-	SOFR(Q)	2/14/2029	8,361	8,328	8,361	0.8%
		First lien senior secured revolving loan	8.66%	5.00%	-	SOFR(Q)	2/14/2029	-	-	-	0.0%
Salt Dental Collective LLC		First lien senior secured delayed draw loan	10.52%	6.85%	-	SOFR(M)	2/15/2028	3,930	3,930	3,930	0.4%
								241,152	237,602	241,452	22.4%
Household durables
Curio Brands, LLC		First lien senior secured loan	8.70%	5.00%	-	SOFR(Q)	4/2/2031	10,307	10,205	10,307	1.0%
		First lien senior secured revolving loan	8.70%	5.00%	-	SOFR(Q)	4/2/2031	-	-	-	0.0%
		First lien senior secured delayed draw loan	8.70%	5.00%	-	SOFR(Q)	4/2/2031	-	-	-	0.0%
Del-Air Heating, Air Conditioning & Refrigeration, LLC		First lien senior secured loan	9.16%	5.50%	-	SOFR(Q)	2/4/2031	5,246	5,179	5,246	0.5%
		First lien senior secured revolving loan	9.15%	5.50%	-	SOFR(Q)	2/4/2031	1,078	1,050	1,078	0.1%
		First lien senior secured delayed draw loan	9.17%	5.50%	-	SOFR(Q)	2/4/2031	3,354	3,301	3,354	0.3%
								19,985	19,735	19,985	1.9%
Household products
CREO Group Inc. (HMS Manufacturing)		First lien senior secured loan	10.14%	6.51%	-	SOFR(Q)	9/24/2029	33,709	33,155	32,697	3.0%
		First lien senior secured revolving loan	10.14%	6.51%	-	SOFR(Q)	9/24/2029	5,521	5,429	5,355	0.5%
Home Brands Group Holdings, Inc. (ReBath)		First lien senior secured loan	8.67%	5.00%	-	SOFR(M)	1/8/2028	15,027	14,927	15,027	1.4%
		First lien senior secured revolving loan	8.67%	5.00%	-	SOFR(M)	1/8/2028	-	-	-	0.0%
								54,257	53,511	53,079	4.9%
Insurance
Allcat Claims Service, LLC		First lien senior secured loan	9.02%	5.35%	-	SOFR(M)	7/7/2027	956	951	956	0.1%
		First lien senior secured delayed draw loan	9.02%	5.35%	-	SOFR(M)	7/7/2027	21,115	20,847	21,115	1.9%
		First lien senior secured delayed draw loan	9.02%	5.35%	-	SOFR(M)	7/7/2027	-	-	-	0.0%
		First lien senior secured revolving loan	9.02%	5.35%	-	SOFR(M)	7/7/2027	-	-	-	0.0%
								22,071	21,798	22,071	2.0%
IT services
Improving Acquisition LLC		First lien senior secured loan	10.35%	6.68%	-	SOFR(Q)	7/26/2027	34,451	34,218	34,451	3.2%
		First lien senior secured revolving loan	10.35%	6.68%	-	SOFR(Q)	7/26/2027	167	158	167	0.0%

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of March 31, 2026

(amounts in 000’s, except number of shares, units)

(Unaudited)

Portfolio Company	Footnotes (1)(2)	Investment(3)	Interest Rate	Spread(4)	PIK Rate	Reference(5)	Maturity Date	Principal/ Par	Amortized Cost(6)	Fair Value	Percentage of Net Assets
								34,618	34,376	34,618	3.2%
Leisure products
MacNeill Pride Group Corp.		First lien senior secured loan	9.78%	6.11%	-	SOFR(Q)	4/22/2026	7,803	7,802	7,803	0.8%
		First lien senior secured delayed draw loan	9.78%	6.11%	-	SOFR(Q)	4/22/2026	1,461	1,461	1,461	0.1%
		First lien senior secured delayed draw loan	9.78%	6.11%	-	SOFR(Q)	4/22/2026	1,634	1,633	1,634	0.2%
		First lien senior secured revolving loan	9.78%	6.11%	-	SOFR(Q)	4/22/2026	-	-	-	0.0%
Olibre Borrower LLC (Revelyst)		First lien senior secured loan	9.45%	5.75%	-	SOFR(Q)	1/3/2030	33,501	32,967	33,585	3.2%
TG Parent Newco LLC (Trademark Global LLC)	(10)(11)(13)	First lien senior secured loan	-	-	-	-	6/30/2027	12,623	12,555	6,943	0.6%
		First lien senior secured revolving loan	-	-	-	-	6/30/2027	2,815	2,800	1,548	0.1%
VENUplus, Inc. (f/k/a CTM Group, Inc.)		First lien senior secured loan	11.27%	6.85%	0.75%	SOFR(M)	11/30/2026	4,454	4,428	4,432	0.4%
		First lien senior secured loan	11.27%	6.85%	0.75%	SOFR(M)	11/30/2026	390	384	388	0.0%
		First lien senior secured delayed draw loan	11.27%	6.85%	0.75%	SOFR(M)	11/30/2026	69	69	69	0.0%
								64,750	64,099	57,863	5.4%
Machinery
MRC Keystone Acquisition LLC (Automated Handing Solutions)		First lien senior secured loan	9.20%	5.50%	-	SOFR(Q)	12/18/2029	13,841	13,564	13,426	1.2%
		First lien senior secured revolving loan	9.20%	5.50%	-	SOFR(Q)	12/18/2029	-	-	-	0.0%
CMT Intermediate Holdings, LLC (Capital Machine Technologies)		First lien senior secured loan	9.17%	5.50%	-	SOFR(M)	3/29/2030	16,156	15,815	16,318	1.5%
		First lien senior secured revolving loan	9.17%	5.50%	-	SOFR(M)	3/29/2030	-	-	-	0.0%
LEM Buyer, Inc. (CFS Technologies Intermediate, Inc.)		First lien senior secured loan	9.42%	5.75%	-	SOFR(Q)	4/24/2031	11,122	10,975	11,122	1.0%
		First lien senior secured loan	9.42%	5.75%	-	SOFR(Q)	4/24/2031	15,464	15,252	15,464	1.4%
		First lien senior secured delayed draw loan	9.42%	5.75%	-	SOFR(Q)	4/24/2031	4,886	4,822	4,886	0.5%
		First lien senior secured revolving loan	9.41%	5.75%	-	SOFR(Q)	4/24/2031	565	542	565	0.1%
Eppinger Technologies, LLC	(8)	First lien senior secured loan	12.35%	7.90%	0.75%	SOFR(Q)	4/29/2026	24,831	24,831	24,831	2.3%
		First lien senior secured revolving loan	11.32%	6.90%	0.75%	SOFR(Q)	4/29/2026	1,887	1,887	1,887	0.2%
RMH Systems, LLC		First lien senior secured loan	8.91%	5.25%	-	SOFR(Q)	2/4/2030	10,159	9,996	10,007	0.9%
		First lien senior secured delayed draw loan	8.92%	5.25%	-	SOFR(Q)	2/4/2030	2,690	2,555	2,650	0.2%
		First lien senior secured revolving loan	8.92%	5.25%	-	SOFR(Q)	2/4/2030	-	-	-	0.0%
United Titanium, LLC		First lien senior secured loan	8.20%	4.50%	-	SOFR(Q)	8/29/2031	18,366	18,110	18,458	1.8%
		First lien senior secured revolving loan	8.20%	4.50%	-	SOFR(Q)	8/29/2031	-	-	-	0.0%
								119,967	118,349	119,614	11.1%

Personal care products
DRS Holdings III, Inc. (Dr. Scholl's)		First lien senior secured loan	8.92%	5.25%	-	SOFR(M)	11/1/2028	9,959	9,908	9,959	0.9%
		First lien senior secured revolving loan	8.92%	5.25%	-	SOFR(M)	11/1/2028	-	-	-	0.0%
INW Manufacturing, LLC		First lien senior secured loan	9.42%	5.75%	-	SOFR(Q)	1/23/2031	24,938	24,456	24,938	2.3%
PH Beauty Holdings III, Inc.		First lien senior secured loan	9.28%	5.50%	-	SOFR(S)	9/28/2027	13,885	13,695	13,885	1.3%
								48,782	48,059	48,782	4.5%

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of March 31, 2026

(amounts in 000’s, except number of shares, units)

(Unaudited)

Portfolio Company	Footnotes (1)(2)	Investment(3)	Interest Rate	Spread(4)	PIK Rate	Reference(5)	Maturity Date	Principal/ Par	Amortized Cost(6)	Fair Value	Percentage of Net Assets
Pharmaceuticals
Foundation Consumer Brands, LLC		First lien senior secured loan	8.80%	5.15%	-	SOFR(Q)	2/12/2029	5,777	5,734	5,777	0.5%
		First lien senior secured revolving loan	8.80%	5.15%	-	SOFR(Q)	2/12/2029	-	-	-	0.0%
								5,777	5,734	5,777	0.5%
Professional services
4 Over International, LLC		First lien senior secured loan	10.77%	7.10%	-	SOFR(M)	12/7/2026	19,203	19,008	17,283	1.6%
CI (MG) Group, LLC (Mariani Premier Group)		First lien senior secured loan	9.20%	5.50%	-	SOFR(Q)	3/27/2030	21,135	20,870	21,346	2.0%
		First lien senior secured delayed draw loan	9.20%	5.50%	-	SOFR(Q)	3/27/2030	4,437	4,352	4,482	0.4%
		First lien senior secured delayed draw loan	9.20%	5.50%	-	SOFR(Q)	3/27/2030	920	908	929	0.1%
		First lien senior secured revolving loan	9.20%	5.50%	-	SOFR(Q)	3/27/2030	1,537	1,505	1,552	0.1%
DISA Holdings Corp.		First lien senior secured delayed draw loan	8.66%	5.00%	-	SOFR(Q)	9/9/2028	8,215	8,114	8,215	0.8%
		First lien senior secured delayed draw loan	8.66%	5.00%	-	SOFR(Q)	9/9/2028	1,048	1,047	1,048	0.1%
		First lien senior secured revolving loan	8.66%	5.00%	-	SOFR(Q)	9/9/2028	1,104	1,077	1,104	0.1%
		First lien senior secured loan	8.66%	5.00%	-	SOFR(Q)	9/9/2028	1,294	1,283	1,294	0.1%
		First lien senior secured loan	8.66%	5.00%	-	SOFR(Q)	9/9/2028	21,673	21,365	21,673	2.0%
Envirotech Services, LLC		First lien senior secured loan	9.18%	5.50%	-	SOFR(M)	1/18/2029	32,232	31,680	32,232	3.0%
		First lien senior secured loan	9.18%	5.50%	-	SOFR(S)	1/18/2029	121	14	121	0.0%
		First lien senior secured revolving loan	9.18%	5.50%	-	SOFR(S)	1/18/2029	-	-	-	0.0%
PGI Parent LLC (Prime Electric)		First lien senior secured loan	8.70%	5.00%	-	SOFR(Q)	12/31/2031	13,127	13,002	13,127	1.2%
		First lien senior secured revolving loan	10.75%	4.00%	-	PRIME	12/31/2031	284	257	284	0.0%
KAMC Holdings, Inc. (Franklin Energy)		First lien senior secured loan	8.91%	5.25%	-	SOFR(Q)	8/1/2031	18,745	18,495	18,558	1.8%
		First lien senior secured revolving loan	8.92%	5.25%	-	SOFR(Q)	8/1/2031	472	448	468	0.0%
								145,547	143,425	143,716	13.3%

Specialty retail
Sundance Holdings Group, LLC	(10)(11)(16)	First lien senior secured loan	-	-	-	-	10/31/2025	9,246	9,210	239	0.0%
		First lien senior secured delayed draw loan	-	-	-	-	10/31/2025	628	628	16	0.0%
		First lien senior secured delayed draw loan	-	-	-	-	10/31/2025	173	152	260	0.0%
								10,047	9,990	515	0.0%
Textiles, apparel & luxury goods
American Soccer Company, Incorporated (SCORE)	(10)(11)	First lien senior secured loan	-	-	-	-	7/20/2027	29,066	28,015	22,744	2.1%
		First lien senior secured revolving loan	-	-	-	-	7/20/2027	4,977	4,808	3,894	0.4%
		First lien senior secured loan	-	-	-	-	7/20/2027	898	898	898	0.1%
BEL USA, LLC	(10)(11)	First lien senior secured loan	-	-	-	-	6/2/2026	5,486	5,423	2,502	0.2%
		First lien senior secured loan	-	-	-	-	6/2/2026	807	807	807	0.1%
		First lien senior secured loan	-	-	-	-	6/2/2026	90	89	41	0.0%
YS Garments, LLC		First lien senior secured loan	11.26%	7.60%	-	SOFR(Q)	8/9/2027	7,065	6,961	6,429	0.6%
								48,389	47,001	37,315	3.5%
Distributors (Trading companies & distributors)	(17)

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of March 31, 2026

(amounts in 000’s, except number of shares, units)

(Unaudited)

Portfolio Company	Footnotes (1)(2)	Investment(3)	Interest Rate	Spread(4)	PIK Rate	Reference(5)	Maturity Date	Principal/ Par	Amortized Cost(6)	Fair Value	Percentage of Net Assets
AIDC IntermediateCo 2, LLC (Peak Technologies)		First lien senior secured loan	8.92%	5.25%	-	SOFR(M)	7/22/2027	33,863	33,494	33,778	3.1%
CGI Automated Manufacturing, LLC		First lien senior secured loan	10.93%	2.76%	4.50%	SOFR(Q)	12/15/2028	17,466	17,180	17,466	1.6%
		First lien senior secured loan	10.93%	2.76%	4.50%	SOFR(Q)	12/15/2028	3,193	3,146	3,193	0.3%
		First lien senior secured loan	10.93%	2.76%	4.50%	SOFR(Q)	12/15/2028	6,730	6,653	6,730	0.6%
		First lien senior secured delayed draw loan	10.93%	2.76%	4.50%	SOFR(Q)	12/15/2028	3,642	3,549	3,642	0.3%
		First lien senior secured revolving loan	10.93%	7.26%	-	SOFR(Q)	12/15/2028	3	-	3	0.0%
Dusk Acquisition II Corporation (Motors & Armatures, Inc. – MARS)		First lien senior secured loan	9.70%	6.00%	-	SOFR(Q)	7/12/2029	7,375	7,145	7,375	0.7%
		First lien senior secured loan	9.70%	6.00%	-	SOFR(Q)	7/12/2029	3,895	3,829	3,895	0.4%
Engineered Fastener Company, LLC (EFC International)		First lien senior secured loan	10.35%	6.65%	-	SOFR(Q)	11/1/2027	23,069	22,844	23,069	2.1%
Genuine Cable Group, LLC		First lien senior secured loan	9.02%	5.35%	-	SOFR(M)	5/3/2027	28,369	28,169	28,369	2.6%
		First lien senior secured loan	9.02%	5.35%	-	SOFR(M)	5/3/2027	5,380	5,334	5,380	0.5%
I.D. Images Acquisition, LLC		First lien senior secured loan	9.42%	5.75%	-	SOFR(M)	7/30/2027	5,576	5,535	5,576	0.5%
		First lien senior secured loan	9.42%	5.75%	-	SOFR(M)	7/30/2027	7,749	7,716	7,749	0.7%
		First lien senior secured loan	9.42%	5.75%	-	SOFR(M)	7/30/2027	4,415	4,387	4,415	0.4%
		First lien senior secured loan	9.42%	5.75%	-	SOFR(M)	7/30/2027	1,019	1,014	1,019	0.1%
		First lien senior secured delayed draw loan	9.42%	5.75%	-	SOFR(M)	7/30/2027	2,426	2,399	2,426	0.2%
		First lien senior secured revolving loan	9.42%	5.75%	-	SOFR(M)	7/30/2027	-	-	-	0.0%
Krayden Holdings, Inc.		First lien senior secured delayed draw loan	8.45%	4.75%	-	SOFR(Q)	3/1/2029	1,768	1,768	1,768	0.2%
		First lien senior secured delayed draw loan	8.45%	4.75%	-	SOFR(Q)	3/1/2029	1,768	1,768	1,768	0.2%
		First lien senior secured revolving loan	8.45%	4.75%	-	SOFR(Q)	3/1/2029	570	540	570	0.1%
		First lien senior secured loan	8.45%	4.75%	-	SOFR(Q)	3/1/2029	9,276	9,110	9,276	0.9%
Lakewood Acquisition Corporation (R&B Wholesale)		First lien senior secured loan	9.17%	5.50%	-	SOFR(Q)	1/24/2030	29,398	28,766	29,692	2.8%
		First lien senior secured revolving loan	9.17%	5.50%	-	SOFR(Q)	1/24/2030	-	-	-	0.0%
OAO Acquisitions, Inc. (BearCom)		First lien senior secured loan	8.67%	5.00%	-	SOFR(M)	12/27/2029	20,890	20,670	20,890	1.9%
		First lien senior secured loan	8.67%	5.00%	-	SOFR(M)	12/27/2029	849	842	849	0.1%
		First lien senior secured delayed draw loan	8.67%	5.00%	-	SOFR(M)	12/27/2029	4,451	4,424	4,451	0.4%
		First lien senior secured revolving loan	8.67%	5.00%	-	SOFR(M)	12/27/2029	-	-	-	0.0%
Univar (Windsor Holdings LLC)	(7)	First lien senior secured loan	6.42%	2.75%	-	SOFR(M)	8/1/2030	9,835	9,880	9,675	0.9%
Workholding US Holdings, LLC (Forkardt Hardinge)		First lien senior secured loan	9.17%	5.50%	-	SOFR(Q)	10/23/2029	7,285	7,153	7,285	0.7%
		First lien senior secured revolving loan	9.17%	5.50%	-	SOFR(Q)	10/23/2029	3,422	3,369	3,422	0.3%
								243,682	240,684	243,731	22.6%
Wireless telecommunication services
Centerline Communications, LLC	(15)	First lien senior secured loan	11.32%	6.15%	1.50%	SOFR(Q)	8/10/2027	6,541	6,477	5,985	0.6%
	(15)	First lien senior secured loan	11.82%	8.15%	-	SOFR(Q)	8/10/2027	937	926	946	0.1%
	(15)	First lien senior secured loan	11.32%	6.15%	1.50%	SOFR(Q)	8/10/2027	10,126	10,061	9,266	0.8%
	(15)	First lien senior secured delayed draw loan	11.32%	6.15%	1.50%	SOFR(Q)	8/10/2027	7,856	7,808	7,188	0.7%
	(15)	First lien senior secured delayed draw loan	11.32%	6.15%	1.50%	SOFR(Q)	8/10/2027	6,839	6,790	6,258	0.5%

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of March 31, 2026

(amounts in 000’s, except number of shares, units)

(Unaudited)

Portfolio Company	Footnotes (1)(2)	Investment(3)	Interest Rate	Spread(4)	PIK Rate	Reference(5)	Maturity Date	Principal/ Par	Amortized Cost(6)	Fair Value	Percentage of Net Assets
	(15)	First lien senior secured revolving loan	11.32%	6.15%	1.50%	SOFR(Q)	8/10/2027	2,006	1,982	1,836	0.2%
	(15)	First lien senior secured loan	11.32%	6.15%	1.50%	SOFR(Q)	8/10/2027	1,121	1,107	1,026	0.1%
								35,426	35,151	32,505	3.0%
Total Debt Investments								2,203,296	2,168,589	2,151,607	199.4%

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of March 31, 2026

(amounts in 000’s, except number of shares, units)

(Unaudited)

Portfolio Company	Footnotes(1)(2)	Investment	Acquisition Date	Number of Shares/Units	Cost	Fair Value	Percentage of Net Assets
Equity Investments(14)(18)
Building products
US Masonry & Building Products Co. (f/k/a US Anchors Group, Inc.)	(19)	Class A common	7/15/2024	566,666	-	-	0.0%
US Masonry & Building Products Co. (f/k/a US Anchors Group, Inc.)	(19)	Preferred	7/15/2024	566,666	617	613	0.1%
					617	613	0.1%
Commercial services & supplies
American Equipment Holdings LLC	(20)	Class A units	4/8/2022	175	284	656	0.1%
ArborWorks Intermediate Holdco, LLC	(19)	Class A preferred units	11/6/2023	21,716	9,179	16,156	1.5%
ArborWorks Intermediate Holdco, LLC	(19)	Class B preferred units	11/6/2023	21,716	-	-	0.0%
ArborWorks Intermediate Holdco, LLC	(19)	Class A common units	11/6/2023	2,604	-	-	0.0%
Bloomington Holdings, LP (BW Fusion)	(19)	Class A1 common units	11/5/2024	500	500	500	0.0%
BLP Buyer, Inc. (Bishop Lifting Products)	(21)	Class A common	2/1/2022	582,469	652	814	0.1%
					10,615	18,126	1.7%
Containers & packaging
Robinette Company Acquisition, LLC	(19)	Class A common units	5/10/2024	9	-	90	0.0%
Robinette Company Acquisition, LLC	(19)	Class A preferred units	5/10/2024	500	500	515	0.0%
					500	605	0.1%
Financial services
SGCP Holdings, LLC (SG Credit)	(13)	Class A common	7/15/2025	408,387	11,441	11,437	1.1%
SGCP Holdings, LLC (SG Credit)	(13)	Class C common	7/15/2025	102,260	563	563	0.1%
					12,004	12,000	1.1%
Food products
BC CS 2, L.P. (Cuisine Solutions, Inc.)	(8)(12)	Series A preferred stock	7/8/2022	2,000,000	2,000	3,440	0.3%
CCFF Parent, LLC (California Custom Fruits & Flavors, LLC)	(19)	Class A-1 units	2/26/2024	750	511	1,000	0.1%
City Line Distributors, LLC	(19)	Class A units	8/31/2023	669,866	670	518	0.0%
Gulf Pacific Holdings, LLC	(20)	Class A common	9/30/2022	250	250	45	0.0%
Gulf Pacific Holdings, LLC	(20)	Class C common	9/30/2022	—	-	-	0.0%
ML Buyer, LLC (Mama Lycha Foods, LLC)	(19)	Class A units	9/9/2024	250	250	187	0.0%
Siegel Parent, LLC	(14)(22)	Class A units	12/29/2021	250	250	-	0.0%
Siegel Parent, LLC	(14)(23)	Class A units	1/21/2026	4,481	-	-	0.0%
Siegel Parent, LLC	(14)(22)	Convertible note	1/19/2024	28	28	-	0.0%
NSC Coffee Investors, LLC	(19)	Class A preferred	10/31/2025	182,277	2,000	2,000	0.2%
WPP Fairway Aggregator A, L.P. (IF&P Foods, LLC - FreshEdge)	(20)	Class A preferred	10/3/2022	773	770	475	0.0%
WPP Fairway Aggregator A, L.P. (IF&P Foods, LLC - FreshEdge)	(20)	Class B common	10/3/2022	—	3	-	0.0%
					6,732	7,665	0.7%
Health care equipment & supplies
LSL Industries, LLC (LSL Healthcare)	(20)	Common	11/1/2022	7,500	750	363	0.0%
Health care providers & services
NMA Super Holdings, LLC (Neuromonitoring Associates)	(19)	Class A membership interests	12/18/2024	1,000,000	1,000	3,025	0.3%
Leisure products
TG Parent Newco LLC (Trademark Global LLC)	(13)(19)	Common	9/16/2024	8	-	-	0.0%
Machinery
RMH Parent LLC (RMH Systems)	(19)	Class A-1 Units	2/4/2025	500	500	300	0.0%
Specialty retail
Sundance Direct Holdings, Inc.	(16)	Common	10/27/2023	21,479	-	-	0.0%
Textiles, apparel & luxury goods
BVG SCORE Buyer, Inc. (American Soccer Company, Incorporated)	(22)	Common	7/20/2022	1,000,000	1,000	-	0.0%
BVG SCORE Buyer, Inc. (American Soccer Company, Incorporated)	(22)	Preferred	7/20/2022	97,964	98	-	0.0%
Total Equity Investments					33,816	42,697	4.0%
Total Debt and Equity Investments					2,202,405	2,194,304	203.4%

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of March 31, 2026

(amounts in 000’s, except number of shares, units)

(Unaudited)

Portfolio Company	Footnotes(1)(2)	Number of Shares	Cost	Fair Value	Percentage of Net Assets
Investments in Money Market Funds
Morgan Stanley Institutional Liquidity Fund, Institutional Class, 3.52%	(24)	18,347,720	18,348	18,348	1.7%
Total Investments in Money Market Funds		18,347,720	18,348	18,348	1.7%

Total Investments			$2,220,753	$2,212,652	205.1%

Liabilities in Excess of Other Assets				(1,133,460)	(105.1)%
Net Assets				$1,079,192	100.0%

(1)
As of March 31, 2026, unless otherwise noted, investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company. As of March 31, 2026, the total value of the Company’s non-controlled, non-affiliated investments was $2,058,477.
(2)
Unless otherwise noted, security is a Level 3 holding. As of March 31, 2026, the aggregate value of Level 3 securities held by the Company was $2,166,974. See Note 5 – Fair Value.
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
(7)
Security is a Level 2 holding. As of March 31, 2026, the aggregate value of Level 2 securities held by the Company was $27,330. See Note 5 – Fair Value.
(8)
Non-qualifying investment as defined by Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2026, 2.2% of the Company’s total assets were in non-qualifying investments.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of March 31, 2026

(amounts in 000’s, except number of shares, units)

(Unaudited)

(9)
The Company may be entitled to receive additional interest as a result of an arrangement with other lenders in the syndication. In exchange for the higher interest rate, the “last-out” portion is at a greater risk of loss. Certain lenders represent a “first out” portion of the investment and have priority to the “last-out” portion with respect to payments of principal and interest.
(10)
Debt investment on non-accrual status as of March 31, 2026.
(11)
Non-income producing investment.
(12)
The Company has a senior secured loan in an investment vehicle (BC CS 2, L.P.) that is collateralized by a preferred stock investment in Cuisine Solutions, Inc. that is characterized as subordinated debt. In addition, the Company’s senior secured loan and senior secured delayed draw term loan in SG Credit is considered subordinated debt.
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

In July 2025, the Company made an investment in SG Credit Partners, Inc. through debt and equity investments in SGCP Intermediate, Inc. and SGCP Holdings, LLC (collectively “SG Credit), an independent national credit platform focused on lower middle market investments. The Company’s investment in SG Credit was structured as a term loan facility, unfunded delayed draw term loan facility and a common equity investment. Through the common equity investment, the Company owns 22.5% of the outstanding common equity of SG Credit.

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

As of March 31, 2026, the total value of the Company’s investments in non-controlled affiliates was $125,491 (5.9% of amortized cost of total long-term investments) and are described below.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of March 31, 2026

(amounts in 000’s, except number of shares, units)

(Unaudited)

Investment(1)	Value at 12/31/2025	Gross Additions(a)	Gross Reductions (b)	Net Realized Gains (Losses)	Net Change in Unrealized Gains(Losses)	Value at 03/31/2026	Interest and PIK Income	Dividend Income	Other Income
TG Parent Newco LLC (Trademark Global LLC) - debt investment	$8,684	$-	$-	-	$(194)	$8,491	$-	$-	$-
TG Parent Newco LLC (Trademark Global LLC) - equity investment	-	-	-	-	-	-	-	-	-
SGCP Intermediate, Inc. (SG Credit) - debt investment	93,000	11,482	-	-	518	105,000	2,994	-	-
SGCP Holdings, LLC (SG Credit) - equity investment	12,000	3	-	-	(3)	12,000	-	-	-
Total	$113,684	$11,485	$-	$-	$321	$125,491	$2,994	$-	$-

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

(14)
As defined in the 1940 Act, the Company is deemed to be an “affiliated person” and "control" of this portfolio company as the Company owns more than 25% of the portfolio company’s voting securities or has the power to exercise control over management or policies of such portfolio company, including through a management agreement (“controlled affiliate”).

In January 2026, the Company completed an equity restructuring of its investment in Siegel Egg Co., LLC whereby the Company obtained 44.8% of the equity of the portfolio company (Kayne Anderson affiliates in aggregate own 100%). The terms of the existing debt remain unchanged with the restructure.

As of March 31, 2026, the total value of the Company's investments in controlled affiliates was $10,336 (0.9% of amortized cost of total long-term investments) and are described below.

Investment(1)	Value at 12/31/2025	Gross Additions(a)	Gross Reductions (b)	Net Realized Gains (Losses)	Net Change in Unrealized Gains(Losses)	Value at 03/31/2026	Interest and PIK Income	Dividend Income	Other Income
Siegel Egg Co., LLC - debt investment	-	12,672	-	-	(2,336)	10,336	-	-	-
Siegel Egg Co., LLC - equity investment	-	-	-	-	-	-	-	-	-
Total	$-	$12,672	$-	$-	$(2,336)	$10,336	$-	$-	$-

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of March 31, 2026

(amounts in 000’s, except number of shares, units)

(Unaudited)

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
(20)
The Company owns 31.04% of a pass-through, taxable limited liability company, KSCF IV Equity Aggregator Blocker, LLC (the “Aggregator Blocker”), which holds the Company’s equity investments in American Equipment Holdings LLC, Gulf Pacific Holdings, LLC, WPP Fairway Aggregator A, L.P. (IF&P Foods, LLC - FreshEdge) and LSL Industries, LLC (LSL Healthcare). Through the Company’s ownership of the Aggregator Blocker, the Company owns the respective units of each company listed above in the Schedule of Investments.
(21)
The Company owns 0.53% of the common equity of BLP Buyer, Inc. (Bishop Lifting Products).
(22)
The Company owns 17.52% of a pass-through limited liability company, KSCF IV Equity Aggregator, LLC (the “Aggregator”), which holds the Company’s equity investments in Siegel Parent, LLC and BVG SCORE Buyer, Inc. (American Soccer Company, Incorporated). Through the Company’s ownership of the Aggregator, the Company owns the respective units of each company listed above in the Schedule of Investments.
(23)
The Company owns 44.8% of a pass-through limited liability company, KAPC NewCo, LLC ("NewCo"), which holds the Company’s equity investment in Siegel Parent, LLC. Through the Company’s ownership of NewCo, the Company owns the respective units listed above in the Schedule of Investments.
(24)
The indicated rate is the yield as of March 31, 2026.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of March 31, 2026

(amounts in 000’s, except number of shares, units)

(Unaudited)

Interest rate swap contracts

Below are the Company’s outstanding interest rate swap contracts as of March 31, 2026. The Company designed each interest rate swap as the hedging instrument in a qualifying hedge accounting relationship. See Note 6 – Debt.

Counterparty	Hedged Instrument	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Value	Unrealized Appreciation (Depreciation)	Upfront Payments / Receipts
Regions Bank	Series D Notes	5.80%	S + 2.3700%	6/30/2028	$60,000	$(355)	$(355)	-
Regions Bank	Series E Notes	6.15%	S + 2.6565%	10/15/2030	100,000	(823)	(823)	-
					$160,000	$(1,178)	$(1,178)

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
Commercial services & supplies

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of December 31, 2025

(amounts in 000’s, except number of shares, units)

Portfolio Company	Footnotes (1)(2)	Investment (3)	Interest Rate		Spread	PIK Rate	Reference(4)	Maturity Date	Principal / Par	Amortized Cost(5)	Fair Value	Percentage of Net Assets
Advanced Environmental Monitoring Intermediate, Inc.	(9)	First lien senior secured loan	10.24%		6.40%	-	SOFR(Q)	12/31/2028	3,651	3,610	3,651	0.3%
		First lien senior secured loan	10.24%		6.40%	-	SOFR(Q)	12/31/2028	12,559	12,386	12,559	1.1%
		First lien senior secured loan	10.09%		6.40%	-	SOFR(Q)	12/31/2028	7,372	7,340	7,372	0.7%
		First lien senior secured loan	10.09%		6.40%	-	SOFR(Q)	12/31/2028	2,787	2,725	2,787	0.3%
AeriTek Global Holdings LLC		First lien senior secured loan	10.32%		6.50%	-	SOFR(Q)	8/27/2030	10,027	9,886	10,027	0.9%
		First lien senior secured revolving loan	10.32%		6.50%	-	SOFR(Q)	8/27/2030	415	400	415	0.0%
Allentown, LLC		First lien senior secured loan	10.97%		6.15%	1.00%	SOFR(Q)	4/22/2027	7,580	7,518	7,371	0.7%
		First lien senior secured delayed draw loan	10.97%		6.15%	1.00%	SOFR(Q)	4/22/2027	1,369	1,356	1,332	0.1%
		First lien senior secured revolving loan	12.75%		5.00%	1.00%	PRIME	4/22/2027	104	98	101	0.0%
American Equipment Holdings LLC		First lien senior secured loan	10.19%		6.00%	-	SOFR(S)	5/5/2028	13,056	12,813	13,056	1.2%
		First lien senior secured loan	10.19%		6.00%	-	SOFR(S)	5/5/2028	1,398	1,393	1,398	0.1%
		First lien senior secured loan	10.06%		6.00%	-	SOFR(S)	5/5/2028	1,679	1,662	1,679	0.1%
		First lien senior secured loan	10.20%		6.00%	-	SOFR(S)	5/5/2028	456	456	456	0.0%
		First lien senior secured loan	10.04%		6.00%	-	SOFR(S)	5/5/2028	520	514	520	0.0%
		First lien senior secured loan	10.01%		6.00%	-	SOFR(S)	5/5/2028	2,135	2,115	2,135	0.2%
		First lien senior secured delayed draw loan	10.19%		6.00%	-	SOFR(S)	5/5/2028	5,035	5,014	5,035	0.5%
		First lien senior secured delayed draw loan	10.06%		6.00%	-	SOFR(S)	5/5/2028	4,010	3,917	4,010	0.4%
		First lien senior secured revolving loan	10.19%		6.00%	-	SOFR(S)	5/5/2028	-	-	-	0.0%
Arborworks Acquisition, LLC	(10)(11)	First lien senior secured loan	-	-	-	-	-	11/6/2028	4,688	4,688	4,688	0.4%
		First lien senior secured revolving loan	-	-	-	-	-	11/6/2028	2,139	2,139	2,139	0.2%
Bloomington Holdco, LLC (BW Fusion)		First lien senior secured loan	9.90%		6.00%	-	SOFR(Q)	5/1/2030	21,035	20,659	21,035	1.9%
		First lien senior secured revolving loan	9.67%		6.00%	-	SOFR(Q)	5/1/2030	3,612	3,442	3,612	0.3%
BLP Buyer, Inc. (Bishop Lifting Products)		First lien senior secured loan	9.97%		6.25%	-	SOFR(M)	12/22/2029	25,708	25,360	25,708	2.3%
		First lien senior secured loan	9.97%		6.25%	-	SOFR(M)	12/22/2029	1,208	1,189	1,208	0.1%
		First lien senior secured loan	10.29%		6.25%	-	SOFR(S)	12/22/2029	506	499	506	0.0%
		First lien senior secured loan	9.97%		6.25%	-	SOFR(M)	12/22/2029	563	555	563	0.1%
		First lien senior secured delayed draw loan	9.97%		6.25%	-	SOFR(M)	12/22/2029	3,146	3,102	3,146	0.3%
		First lien senior secured revolving loan	9.97%		6.25%	-	SOFR(M)	12/22/2029	2,773	2,721	2,773	0.2%
Connect America.Com, LLC	(9)	First lien senior secured loan	9.42%		5.75%	-	SOFR(Q)	10/11/2029	25,509	25,203	24,999	2.2%
Diverzify Intermediate LLC		First lien senior secured delayed draw loan	9.74%		6.01%	-	SOFR(M)	4/4/2026	-	-	-	0.0%
		First lien senior secured loan	9.74%		6.01%	-	SOFR(Q)	5/11/2027	5,972	5,909	5,823	0.5%
Gusmer Enterprises, Inc.		First lien senior secured loan	9.33%		5.61%	-	SOFR(M)	5/7/2027	2,721	2,705	2,721	0.2%
		First lien senior secured delayed draw loan	9.33%		5.61%	-	SOFR(M)	5/7/2027	3,750	3,729	3,750	0.3%
		First lien senior secured delayed draw loan	9.33%		5.61%	-	SOFR(M)	5/7/2027	990	985	990	0.1%
		First lien senior secured revolving loan	9.39%		5.61%	-	SOFR(M)	5/7/2027	735	716	735	0.1%
Superior Intermediate LLC (Landmark Structures)		First lien senior secured loan	9.22%		5.50%	-	SOFR(M)	12/18/2029	17,223	16,834	17,395	1.6%
		First lien senior secured delayed draw loan	9.22%		5.50%	-	SOFR(M)	12/18/2029	-	-	-	0.0%
		First lien senior secured revolving loan	9.22%		5.50%	-	SOFR(M)	12/18/2029	-	-	-	0.0%
PMFC Holding, LLC		First lien senior secured loan	11.84%		8.15%	-	SOFR(Q)	7/31/2026	5,445	5,423	5,445	0.5%
		First lien senior secured delayed draw loan	11.99%		8.15%	-	SOFR(Q)	7/31/2026	2,731	2,730	2,731	0.2%

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of December 31, 2025

(amounts in 000’s, except number of shares, units)

Portfolio Company	Footnotes (1)(2)	Investment (3)	Interest Rate	Spread	PIK Rate	Reference(4)	Maturity Date	Principal / Par	Amortized Cost(5)	Fair Value	Percentage of Net Assets
		First lien senior secured revolving loan	11.99%	8.15%	-	SOFR(Q)	7/31/2026	34	34	34	0.0%
Regiment Security Partners LLC	(12)	First lien senior secured loan	13.84%	10.15%	-	SOFR(Q)	9/15/2026	6,360	6,325	5,381	0.5%
		First lien senior secured loan	15.50%	8.75%	-	PRIME	9/15/2026	3,305	3,305	2,796	0.3%
		First lien senior secured delayed draw loan	13.84%	10.15%	-	SOFR(Q)	9/15/2026	2,602	2,590	2,201	0.2%
		First lien senior secured revolving loan	13.84%	10.15%	-	SOFR(Q)	9/15/2026	780	774	660	0.1%
Tempo Acquisition, LLC	(7)	First lien senior secured loan	5.47%	1.75%	-	SOFR(M)	8/31/2028	8,103	8,124	7,774	0.7%
Tapco Buyer LLC		First lien senior secured loan	8.22%	4.50%	-	SOFR(M)	11/15/2030	10,471	10,340	10,576	1.0%
		First lien senior secured loan	8.23%	4.50%	-	SOFR(M)	11/15/2030	2,921	2,887	2,950	0.3%
		First lien senior secured delayed draw loan	8.23%	4.50%	-	SOFR(M)	11/15/2030	7,221	7,050	7,293	0.7%
		First lien senior secured revolving loan	8.22%	4.50%	-	SOFR(M)	11/15/2030	-	-	-	0.0%
								246,404	243,220	243,536	21.9%
Containers & packaging
Carton Packaging Buyer, Inc. (Century Box)		First lien senior secured loan	10.09%	6.25%	-	SOFR(Q)	10/30/2028	23,776	23,400	23,538	2.1%
		First lien senior secured loan	9.99%	6.25%	-	SOFR(S)	10/30/2028	11,905	11,692	11,786	1.0%
		First lien senior secured revolving loan	9.98%	6.25%	-	SOFR(M)	10/30/2028	854	814	846	0.1%
Drew Foam Companies Inc.		First lien senior secured loan	9.82%	6.15%	-	SOFR(Q)	12/5/2026	6,904	6,836	6,904	0.6%
		First lien senior secured loan	10.02%	6.15%	-	SOFR(Q)	12/5/2026	19,625	19,549	19,625	1.8%
FCA, LLC		First lien senior secured loan	9.21%	5.00%	-	SOFR(S)	7/18/2028	18,673	18,537	18,673	1.7%
		First lien senior secured loan	9.47%	5.75%	-	SOFR(M)	7/18/2028	740	731	748	0.1%
M2S Group Intermediate Holdings, Inc.		First lien senior secured loan	8.59%	4.75%	-	SOFR(M)	8/25/2031	37,471	35,215	36,534	3.3%
Monza Purchaser, LLC (Smyth)		First lien senior secured loan	9.17%	5.50%	-	SOFR(Q)	2/28/2030	26,360	25,917	26,360	2.4%
		First lien senior secured revolving loan	9.17%	5.50%	-	SOFR(Q)	2/28/2030	1,234	1,095	1,234	0.1%
		First lien senior secured delayed draw loan	9.35%	5.50%	-	SOFR(Q)	2/28/2030	5,271	5,178	5,271	0.5%
The Robinette Company		First lien senior secured loan	9.84%	6.00%	-	SOFR(Q)	5/10/2029	10,123	9,976	10,225	0.9%
		First lien senior secured revolving loan	9.84%	6.00%	-	SOFR(Q)	5/10/2029	2,414	2,355	2,438	0.2%
		First lien senior secured delayed draw loan	9.84%	6.00%	-	SOFR(Q)	5/10/2029	-	-	-	0.0%
WCHG Buyer, Inc. (Handgards)		First lien senior secured loan	8.47%	4.75%	-	SOFR(M)	4/10/2031	37,363	37,007	37,363	3.4%
								202,713	198,302	201,545	18.2%
Diversified consumer services
BCDI Meteor Acquisition, LLC		First lien senior secured loan	10.77%	7.10%	-	SOFR(Q)	6/29/2028	15,722	15,523	15,722	1.4%
		First lien senior secured loan	10.77%	7.10%	-	SOFR(Q)	6/29/2028	2,167	2,136	2,167	0.2%
								17,889	17,659	17,889	1.6%
Diversified telecommunication services
Network Connex (f/k/a NTI Connect, LLC)		First lien senior secured loan	8.57%	4.90%	-	SOFR(Q)	7/31/2027	3,552	3,542	3,552	0.3%

Financial services
SGCP Intermediate, Inc. (SG Credit)	(13)(14)	First lien senior secured loan	11.00%	11.00%	-	FIXED	7/15/2030	80,000	78,557	80,000	7.2%
		First lien senior secured loan	11.00%	11.00%	-	FIXED	7/15/2030	13,000	12,547	13,000	1.2%
								93,000	91,104	93,000	8.4%
Food products
BC CS 2, L.P. (Cuisine Solutions, Inc.)	(8)(14)		10.31%	6.10%	-	SOFR(S)	7/8/2028	14,793	14,604	14,793	1.3%
BR PJK Produce, LLC (Keany)		First lien senior secured loan	10.39%	6.40%	-	SOFR(Q)	12/14/2027	29,042	28,733	29,042	2.6%
		First lien senior secured loan	10.39%	6.40%	-	SOFR(Q)	12/14/2027	4,295	4,237	4,295	0.4%
		First lien senior secured delayed draw loan	10.38%	6.40%	-	SOFR(Q)	12/14/2027	4,321	4,253	4,321	0.4%
		First lien senior secured delayed draw loan	10.39%	6.40%	-	SOFR(Q)	12/14/2027	1,404	1,389	1,404	0.1%
CCFF Buyer, LLC (California Custom Fruits & Flavors, LLC)		First lien senior secured loan	9.08%	5.00%	-	SOFR(S)	2/26/2030	13,757	13,500	13,894	1.3%

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of December 31, 2025

(amounts in 000’s, except number of shares, units)

Portfolio Company	Footnotes (1)(2)	Investment (3)	Interest Rate	Spread	PIK Rate	Reference(4)	Maturity Date	Principal / Par	Amortized Cost(5)	Fair Value	Percentage of Net Assets
		First lien senior secured delayed draw loan	9.06%	5.00%	-	SOFR(S)	2/26/2030	8,375	8,264	8,459	0.8%
		First lien senior secured revolving loan	9.08%	5.00%	-	SOFR(S)	2/26/2030	-	-	-	0.0%
City Line Distributors LLC		First lien senior secured loan	10.10%	6.26%	-	SOFR(Q)	8/31/2028	8,717	8,586	8,717	0.8%
		First lien senior secured delayed draw loan	10.13%	6.26%	-	SOFR(Q)	8/31/2028	3,572	3,537	3,572	0.3%
		First lien senior secured revolving loan	10.10%	6.26%	-	SOFR(Q)	8/31/2028	-	-	-	0.0%
Gulf Pacific Acquisition, LLC		First lien senior secured loan	10.82%	7.10%	-	SOFR(M)	9/29/2028	19,771	19,523	19,771	1.8%
		First lien senior secured delayed draw loan	10.83%	7.10%	-	SOFR(M)	9/29/2028	1,667	1,664	1,667	0.2%
		First lien senior secured revolving loan	10.82%	7.10%	-	SOFR(M)	9/29/2028	2,697	2,635	2,697	0.2%
IF&P Foods, LLC (FreshEdge)		First lien senior secured loan	9.40%	5.73%	-	SOFR(Q)	10/3/2028	26,694	26,345	26,427	2.4%
		First lien senior secured loan	9.77%	6.10%	-	SOFR(Q)	10/3/2028	212	208	211	0.0%
		First lien senior secured loan	9.02%	5.35%	-	SOFR(Q)	10/3/2028	704	683	690	0.1%
		First lien senior secured delayed draw loan	9.40%	5.73%	-	SOFR(Q)	10/3/2028	3,964	3,917	3,924	0.4%
		First lien senior secured revolving loan	9.40%	5.73%	-	SOFR(Q)	10/3/2028	3,490	3,450	3,455	0.3%
J&K Ingredients, LLC		First lien senior secured loan	8.67%	5.00%	-	SOFR(Q)	11/16/2028	24,313	23,915	24,252	2.2%
		First lien senior secured loan	8.67%	5.00%	-	SOFR(Q)	11/16/2028	7,888	7,811	7,868	0.7%
		First lien senior secured loan	8.67%	5.00%	-	SOFR(Q)	11/16/2028	-	-	-	0.0%
ML Buyer, LLC (Mama Lycha Foods, LLC)		First lien senior secured loan	9.49%	5.75%	-	SOFR(Q)	9/7/2029	11,439	11,260	11,553	1.0%
		First lien senior secured revolving loan	9.49%	5.75%	-	SOFR(Q)	9/7/2029	798	739	806	0.1%
Siegel Egg Co., LLC	(10)(11)	First lien senior secured loan	-	-	-	-	12/29/2026	14,727	14,620	8,615	0.8%
		First lien senior secured loan	-	-	-	-	12/29/2026	382	375	382	0.0%
		First lien senior secured loan	-	-	-	-	12/29/2026	912	894	912	0.1%
		First lien senior secured revolving loan	-	-	-	-	12/29/2026	3,179	3,157	1,860	0.2%
Texas Coffee Holdco LLC		First lien senior secured delayed draw loan	11.49%	7.65%	-	SOFR(Q)	10/31/2030	15,000	14,451	15,000	1.3%
		First lien senior secured delayed draw loan	11.49%	7.65%	-	SOFR(Q)	10/31/2030	-	-	-	0.0%
Worldwide Produce Acquisition, LLC		First lien senior secured delayed draw loan	11.59%	2.50%	5.25%	SOFR(Q)	1/18/2029	571	561	553	0.0%
		First lien senior secured delayed draw loan	11.59%	2.50%	5.25%	SOFR(Q)	1/18/2029	474	455	459	0.0%
		First lien senior secured delayed draw loan	11.59%	2.50%	5.25%	SOFR(Q)	1/18/2029	-	-	-	0.0%
		First lien senior secured revolving loan	10.61%	6.75%	-	SOFR(Q)	1/18/2029	64	64	62	0.0%
		First lien senior secured loan	11.59%	2.50%	5.25%	SOFR(Q)	1/18/2029	2,913	2,864	2,819	0.3%
								230,135	226,694	222,480	20.1%
Health care equipment & supplies
ECS Opco 1, LLC (Spectrum Vascular)		First lien senior secured loan	8.42%	4.75%	-	SOFR(Q)	3/26/2031	5,861	5,775	5,670	0.5%
		First lien senior secured delayed draw loan	8.42%	4.75%	-	SOFR(Q)	3/26/2031	-	-	-	0.0%
		First lien senior secured revolving loan	8.42%	4.75%	-	SOFR(Q)	3/26/2031	-	-	-	0.0%
LSL Industries, LLC		First lien senior secured loan	10.67%	6.76%	-	SOFR(Q)	11/3/2027	17,897	17,531	17,763	1.6%
		First lien senior secured delayed draw loan	10.67%	6.76%	-	SOFR(Q)	11/3/2027	-	-	-	0.0%
		First lien senior secured revolving loan	10.67%	6.76%	-	SOFR(Q)	11/3/2027	-	-	-	0.0%
								23,758	23,306	23,433	2.1%

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

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of December 31, 2025

(amounts in 000’s, except number of shares, units)

Portfolio Company	Footnotes (1)(2)	Investment (3)	Interest Rate	Spread	PIK Rate	Reference(4)	Maturity Date	Principal / Par	Amortized Cost(5)	Fair Value	Percentage of Net Assets
		First lien senior secured revolving loan	8.92%	5.25%	-	SOFR(Q)	4/2/2031	-	-	-	0.0%
		First lien senior secured delayed draw loan	8.92%	5.25%	-	SOFR(Q)	4/2/2031	-	-	-	0.0%
Del-Air Heating, Air Conditioning & Refrigeration, LLC		First lien senior secured loan	9.37%	5.50%	-	SOFR(Q)	2/4/2031	5,259	5,190	5,259	0.5%
		First lien senior secured revolving loan	9.36%	5.50%	-	SOFR(Q)	2/4/2031	1,078	1,048	1,078	0.1%
		First lien senior secured delayed draw loan	9.32%	5.50%	-	SOFR(Q)	2/4/2031	3,362	3,306	3,362	0.3%
								20,032	19,771	20,239	1.8%
Household products
CREO Group Inc. (HMS Manufacturing)		First lien senior secured loan	10.35%	6.51%	-	SOFR(Q)	9/24/2029	33,794	33,211	32,949	3.0%
		First lien senior secured revolving loan	10.18%	6.51%	-	SOFR(Q)	9/24/2029	4,908	4,810	4,785	0.4%
Home Brands Group Holdings, Inc. (ReBath)		First lien senior secured loan	8.72%	5.00%	-	SOFR(M)	1/8/2028	15,141	15,019	15,141	1.4%
		First lien senior secured revolving loan	8.72%	5.00%	-	SOFR(M)	1/8/2028	—	—	—	0.0%
								53,843	53,040	52,875	4.8%
Insurance
Allcat Claims Service, LLC		First lien senior secured loan	8.57%	4.85%	-	SOFR(M)	7/7/2027	971	964	971	0.1%
		First lien senior secured delayed draw loan	8.57%	4.85%	-	SOFR(M)	7/7/2027	21,169	20,850	21,169	1.9%
		First lien senior secured delayed draw loan	8.57%	4.85%	-	SOFR(M)	7/7/2027	—	—	—	0.0%
		First lien senior secured revolving loan	8.57%	4.85%	-	SOFR(M)	7/7/2027	—	—	—	0.0%
								22,140	21,814	22,140	2.0%
IT services
Improving Acquisition LLC		First lien senior secured loan	10.32%	6.65%	-	SOFR(Q)	7/26/2027	34,538	34,264	34,538	3.1%
		First lien senior secured revolving loan	10.59%	6.65%	-	SOFR(M)	7/26/2027	167	156	167	0.0%
								34,705	34,420	34,705	3.1%
Leisure products
MacNeill Pride Group Corp.		First lien senior secured loan	10.18%	6.51%	-	SOFR(Q)	4/22/2026	7,824	7,816	7,824	0.7%
		First lien senior secured delayed draw loan	10.18%	6.51%	-	SOFR(Q)	4/22/2026	1,465	1,463	1,465	0.1%
		First lien senior secured delayed draw loan	10.18%	6.51%	-	SOFR(Q)	4/22/2026	1,639	1,631	1,639	0.2%
		First lien senior secured revolving loan	10.18%	6.51%	-	SOFR(Q)	4/22/2026	-	-	-	0.0%
Olibre Borrower LLC (Revelyst)		First lien senior secured loan	9.42%	5.75%	-	SOFR(Q)	1/3/2030	33,586	33,021	33,670	3.0%
TG Parent Newco LLC (Trademark Global LLC)	(10)(11)(13)	First lien senior secured loan	-	-	-	-	6/30/2027	12,623	12,555	7,100	0.6%
		First lien senior secured revolving loan	-	-	-	-	6/30/2027	2,815	2,800	1,583	0.2%
VENUplus, Inc. (f/k/a CTM Group, Inc.)		First lien senior secured loan	11.32%	6.85%	0.75%	SOFR(M)	11/30/2026	4,446	4,410	4,424	0.4%
								64,398	63,696	57,705	5.2%
Machinery
MRC Keystone Acquisition LLC (Automated Handing Solutions)		First lien senior secured loan	10.17%	6.50%	-	SOFR(Q)	12/18/2029	13,876	13,583	13,391	1.2%
		First lien senior secured revolving loan	10.17%	6.50%	-	SOFR(Q)	12/18/2029	-	-	-	0.0%
CMT Intermediate Holdings, LLC (Capital Machine Technologies)		First lien senior secured loan	9.22%	5.50%	-	SOFR(M)	3/29/2030	16,197	15,838	16,359	1.5%
		First lien senior secured revolving loan	9.22%	5.50%	-	SOFR(M)	3/29/2030	-	-	-	0.0%
LEM Buyer, Inc. (CFS Technologies Intermediate, Inc.)		First lien senior secured loan	9.62%	5.75%	-	SOFR(Q)	4/24/2031	11,150	10,997	11,150	1.0%
		First lien senior secured loan	9.59%	5.75%	-	SOFR(Q)	4/24/2031	15,502	15,282	15,502	1.4%

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

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of December 31, 2025

(amounts in 000’s, except number of shares, units)

			Acquisition	Number of		Fair	Percentage of
Portfolio Company	Footnotes(1)(2)	Investment	Date	Shares/Units	Cost	Value	Net Assets
Equity Investments(10)(13)
Building Products
US Masonry & Building Products Co. (f/k/a US Anchors Group, Inc.)	(19)	Class A common	7/15/2024	566,666	-	-	0.0%
US Masonry & Building Products Co. (f/k/a US Anchors Group, Inc.)	(19)	Preferred	7/15/2024	566,666	566	608	0.1%
					566	608	0.1%
Commercial services & supplies
American Equipment Holdings LLC	(20)	Class A units	4/8/2022	175	284	477	0.1%
ArborWorks Intermediate Holdco, LLC	(19)	Class A preferred units	11/6/2023	21,716	9,179	15,767	1.4%
ArborWorks Intermediate Holdco, LLC	(19)	Class B preferred units	11/6/2023	21,716	-	-	0.0%
ArborWorks Intermediate Holdco, LLC	(19)	Class A common units	11/6/2023	2,604	-	-	0.0%
Bloomington Holdings, LP (BW Fusion)	(19)	Class A1 common units	11/5/2024	500	500	400	0.0%
BLP Buyer, Inc. (Bishop Lifting Products)	(21)	Class A common	2/1/2022	582,469	652	814	0.1%
					10,615	17,458	1.6%
Containers & packaging
Robinette Company Acquisition, LLC	(19)	Class A common units	5/10/2024	9	-	90	0.0%
Robinette Company Acquisition, LLC	(19)	Class A preferred units	5/10/2024	500	500	515	0.0%
					500	605	0.0%
Financial services
SGCP Holdings, LLC (SG Credit)	(13)	Class A common	7/15/2025	408,387	11,437	11,437	1.0%
SGCP Holdings, LLC (SG Credit)	(13)	Class C common	7/15/2025	102,260	563	563	0.1%
					12,000	12,000	1.1%
Food products
BC CS 2, L.P. (Cuisine Solutions, Inc.)	(8)(14)	Series A preferred stock	7/8/2022	2,000,000	2,000	3,440	0.3%
CCFF Parent, LLC (California Custom Fruits & Flavors, LLC)	(19)	Class A-1 units	2/26/2024	750	511	1,000	0.1%
City Line Distributors, LLC	(19)	Class A units	8/31/2023	669,866	670	621	0.1%
Gulf Pacific Holdings, LLC	(20)	Class A common	9/30/2022	250	250	-	0.0%
Gulf Pacific Holdings, LLC	(20)	Class C common	9/30/2022	-	-	-	0.0%
ML Buyer, LLC (Mama Lycha Foods, LLC)	(19)	Class A units	9/9/2024	250	250	188	0.0%
Siegel Parent, LLC	(22)	Common	12/29/2021	250	250	-	0.0%
Siegel Parent, LLC	(22)	Convertible note	1/19/2024	28	28	-	0.0%
NSC Coffee Investors, LLC	(19)	Class A preferred	10/31/2025	182,277	2,000	2,000	0.2%
WPP Fairway Aggregator A, L.P. (IF&P Foods, LLC - FreshEdge)	(20)	Class A preferred	10/3/2022	773	773	476	0.0%
WPP Fairway Aggregator A, L.P. (IF&P Foods, LLC - FreshEdge)	(20)	Class B common	10/3/2022	-	-	-	0.0%
					6,732	7,725	0.7%
Health care equipment & supplies
LSL Industries, LLC (LSL Healthcare)	(20)	Common	11/1/2022	7,500	750	363	0.0%

Health care providers & services
NMA Super Holdings, LLC (Neuromonitoring Associates)	(19)	Class A membership interests	12/18/2024	1,000,000	1,000	1,963	0.2%
Leisure products
TG Parent Newco LLC (Trademark Global LLC)	(13)(19)	Common	9/16/2024	8	-	-	0.0%
Machinery
RMH Parent LLC (RMH Systems)	(19)	Class A-1 Units	2/4/2025	500	500	300	0.0%
Specialty retail
Sundance Direct Holdings, Inc.	(16)	Common	10/27/2023	21,479	-	-	0.0%
Textiles, apparel & luxury goods
BVG SCORE Buyer, Inc. (American Soccer Company, Incorporated)	(22)	Common	7/20/2022	1,000,000	1,000	-	0.0%
BVG SCORE Buyer, Inc. (American Soccer Company, Incorporated)	(22)	Preferred	7/20/2022	97,964	98	-	0.0%
Total Equity Investments					33,761	41,022	3.7%
Total Debt and Equity Investments					2,197,500	2,198,421	198.1%

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of December 31, 2025

(amounts in 000’s, except number of shares, units)

Portfolio Company	Footnotes(1)(2)	Number of Shares	Cost	Fair Value	Percentage of Net Assets
Short-Term Investments
Morgan Stanley Institutional Liquidity Fund, Institutional Class, 3.63%	(23)	25,409,468	25,409	25,409	2.3%
Total Short-Term Investments		25,409,468	25,409	25,409	2.3%

Total Investments			$2,222,909	$2,223,830	200.4%

Liabilities in Excess of Other Assets				(1,113,899)	(100.4)%
Net Assets				$1,109,931	100.0%

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

Investment(1)	Value at 12/31/2024	Gross Additions(a)	Gross Reductions(b)	Net Change in Unrealized Gains(Losses)	Value at 12/31/2025	Interest and PIK Income	Dividend Income	Other Income
TG Parent Newco LLC (Trademark Global LLC) - debt investment	$12,196	$-	$(82)	$(3,430)	$8,684	$-	$-	$-
TG Parent Newco LLC (Trademark Global LLC) - equity investment	-	-	-	-	-	-	-	-
SGCP Intermediate, Inc. (SG Credit) - debt investment	-	91,103	-	1,897	93,000	4,763	-	-
SGCP Holdings, LLC (SG Credit) - equity investment	-	12,000	-	-	12,000	-	-	-
Total	$12,196	$103,103	$(82)	$(1,533)	$113,684	$4,763	$-	$-

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

•
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

•
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
•
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

F. Interest Income Recognition — Interest income is recorded on an accrual basis and includes the accretion of discounts, amortization of premiums and payment-in-kind (“PIK”) interest. Discounts from and premiums to par value on investments purchased are accreted/amortized into interest income over the life of the respective security using the effective yield method. To the extent loans contain PIK provisions, PIK interest, computed at the contractual rate specified in each applicable agreement, is accrued and recorded as interest income and added to the principal balance of the loan. PIK interest income added to the principal balance is generally collected upon repayment of the outstanding principal. The Company does not accrue PIK interest if, in the opinion of the Advisor, the portfolio company valuation indicates that the PIK interest is not likely to be collectible. If the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through PIK interest income. Previously capitalized PIK interest is not reversed when an investment is placed on non-accrual status. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends for the year the income was earned, even though the Company has not yet collected the cash. The amortized cost of investments represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest. For the three months ended March 31, 2026 and 2025, the Company had $4,273 and $306, respectively, of PIK interest income included in interest income, which represents 7.5% and 0.6%, respectively, of aggregate interest income.

Loans are generally placed on non-accrual status when it has been determined that a significant impairment in the financial condition and ability of the borrower to repay principal and interest has occurred and is expected to continue such that it is probable the collectability of full amount of the loan (principal and interest) is doubtful. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. If cash payments are received subsequent to a loan being placed on non-accrual status, these payments will first be applied to previously accrued but uncollected interest, then to recover the principal. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Non-accrual loans are restored to accrual status when past due principal and interest are paid or there is no longer a reasonable doubt that such principal or interest will be collected in full and, in the Company’s judgment, principal and interest are likely to remain current. The Company may make exceptions to this policy if the loan has sufficient collateral value (i.e., typically measured as enterprise value of the portfolio company) or is in the process of collection. As of March 31, 2026, the Company's debt investments on non-accrual status comprised 4.1% and 2.5%, respectively, of total debt investments at cost and fair value. As of March 31, 2025, the Company's debt investments on non-accrual status comprised 2.3% and 1.6%, respectively, of total debt investments at cost and fair value.

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

For the three months ended March 31, 2026, the Company incurred base management fees of $5,416. For the three months ended March 31, 2025, the Company incurred base management fees of $3,848, net of waiver of $1,283.

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

Commencing on the IPO Date, the Company pays the Advisor an income incentive fee based on its aggregate pre-incentive fee net investment income with respect to the then-current calendar quarter and the eleven preceding calendar quarters beginning with the quarter ended September 30, 2024 (or the appropriate portion thereof in the case of any of the Company’s first eleven calendar quarters that commence with the quarter ended September 30, 2024) (those calendar quarters, the “Trailing Twelve Quarters”).

Commencing with the quarter ended September 30,2024, subject to the Incentive Fee Cap (described below), the pre-incentive fee net investment income in respect of the relevant Trailing Twelve Quarters is compared to a “Hurdle Rate” equal to the product of (i) the hurdle rate of 1.50% per quarter (6.00% annualized) and (ii) the sum of our net assets at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarters. The Hurdle Rate is calculated after making appropriate adjustments to the Company’s net asset value at the beginning of each applicable calendar quarter for all issuances by the Company of shares of its common stock, including issuances pursuant to its dividend reinvestment plan, and distributions during the applicable calendar quarter. The income incentive fee for each calendar quarter is determined as follows:

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

•
no income incentive fee is payable to the Advisor in any calendar quarter in which aggregate pre-incentive fee net investment income in respect of the relevant Trailing Twelve Quarters does not exceed the Hurdle Rate;
•
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
•
15.0% of the aggregate pre-incentive fee net investment income in respect of the Trailing Twelve Quarters that exceeds the Catch-up Amount.

Commencing with the quarter ended September 30,2024, each income incentive fee is subject to an “Incentive Fee Cap” that in respect of any calendar quarter is an amount equal to 15.0% of the Cumulative Pre-Incentive Fee Net Return (as defined below) during the Trailing Twelve Quarters less the aggregate income incentive fees that were paid to the Advisor in the preceding eleven calendar quarters (or portion thereof) comprising the relevant Trailing Twelve Quarters. In the event the Incentive Fee Cap is zero or a negative value then no income incentive fee shall be payable and if the Incentive Fee Cap is less than the amount of income incentive fee that would otherwise be payable, the amount of income incentive fee shall be reduced to an amount equal to the Incentive Fee Cap.

“Cumulative Pre-Incentive Fee Net Return” means with respect to the relevant Trailing Twelve Quarters, the pre-incentive fee net investment income in respect of the relevant Trailing Twelve Quarters minus any Net Capital Loss (as defined below), if any, in respect of the relevant Trailing Twelve Quarters. If, in any quarter, the Incentive Fee Cap is zero or a negative value, the Company will pay no income incentive fee to the Advisor for such quarter. If, in any quarter, the Incentive Fee Cap for such quarter is a positive value but is less than the income incentive fee that is payable to the Advisor for such quarter (before giving effect to the Incentive Fee Cap) calculated as described above, the Company will pay an income incentive fee to the Advisor equal to the Incentive Fee Cap for such quarter. If, in any quarter, the Incentive Fee Cap for such quarter is equal to or greater than the income incentive fee that is payable to the Advisor for such quarter (before giving effect to the Incentive Fee Cap) calculated as described above, the Company will pay an income incentive fee to the Advisor equal to the incentive fee calculated as described above for such quarter without regard to the Incentive Fee Cap.

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

For the three months ended March 31, 2026, the Company incurred incentive fees on income of $3,111 and no incentive fees on capital gains. For the three months ended March 31, 2025, the Company incurred incentive fees on income of $4,490 and no incentive fees on capital gains.

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

Note 4. Investments

The following table presents the composition of the Company’s investment portfolio at amortized cost and fair value as of March 31, 2026 and December 31, 2025.

	March 31, 2026		December 31, 2025
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
First-lien senior secured debt investments	$2,168,589	$2,151,607	$2,163,739	$2,157,399
Equity investments	33,816	42,697	33,761	41,022
Investments in money market funds	18,348	18,348	25,409	25,409
Total Investments	$2,220,753	$2,212,652	$2,222,909	$2,223,830

As of March 31, 2026 and December 31, 2025, $49,903 and $49,949, respectively, of the Company’s total assets were non-qualifying assets, as defined by Section 55(a) of the 1940 Act.

The Company uses Global Industry Classification Standards (GICS), Level 3 – Industry, for classifying the industry groupings of its portfolio companies.

The industry composition of long-term investments based on fair value as of March 31, 2026 and December 31, 2025 was as follows:

	March 31, 2026	December 31, 2025
Commercial services & supplies	12.4%	11.9%
Health care providers & services	11.1%	10.8%
Distributors	11.1%	11.9%
Food products	10.4%	10.5%
Containers & packaging	9.8%	9.1%
Professional services	6.5%	6.6%
Machinery	5.5%	6.9%
Financial services(1)	5.3%	4.8%
Aerospace & defense	3.8%	3.8%
Chemicals	3.7%	3.7%
Leisure products	2.6%	2.6%
Household products	2.4%	2.4%
Personal care products	2.2%	1.1%
Automobile components	1.7%	1.7%
Textiles, apparel & luxury goods	1.7%	1.8%
Building products	1.7%	1.6%
IT services	1.6%	1.6%
Wireless telecommunication services	1.5%	1.5%
Health care equipment & supplies	1.1%	1.1%
Insurance	1.1%	1.0%
Household durables	0.9%	0.9%
Diversified consumer services	0.8%	0.8%
Biotechnology	0.6%	0.6%
Pharmaceuticals	0.3%	0.3%
Diversified telecommunication services	0.2%	0.2%
Specialty retail	-%	0.8%
	100.0%	100.0%

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

The following tables present the fair value hierarchy of investments as of March 31, 2026 and December 31, 2025. Note that the valuation levels below are not necessarily an indication of the risk associated with the underlying investment.

	Fair Value Hierarchy as of March 31, 2026
	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$-	$27,330	$2,124,277	$2,151,607
Equity investments	-	-	42,697	42,697
Investments in money market funds	18,348	-	-	18,348
Total Investments at Fair Value	$18,348	$27,330	$2,166,974	$2,212,652
Interest rate swaps	-	(1,178)	-	(1,178)
Total	$18,348	$26,152	$2,166,974	$2,211,474

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

	Fair Value Hierarchy as of December 31, 2025
	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$-	$46,678	$2,110,721	$2,157,399
Equity investments	-	-	41,022	41,022
Investments in money market funds	25,409	-	-	25,409
Total Investments at Fair Value	$25,409	$46,678	$2,151,743	$2,223,830
Interest rate swaps	-	(299)	-	(299)
Total	$25,409	$46,379	$2,151,743	$2,223,531

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three months ended March 31, 2026 and 2025.

For the three months ended March 31, 2026	First-lien senior secured debt investments	Private equity investments	Total
Fair value, beginning of period	$2,110,721	$41,022	$2,151,743
Purchases of investments	88,778	54	88,832
Proceeds from sales of investments and principal repayments	(74,634)	-	(74,634)
Net change in unrealized gain (loss)	(8,671)	1,621	(7,050)
Net realized gain (loss)	(1,957)	-	(1,957)
Net accretion of discount on investments	3,235	-	3,235
PIK interest and dividends	6,805	-	6,805
Transfers into (out of) Level 3	-	-	-
Fair value, end of period	$2,124,277	$42,697	$2,166,974

For the three months ended March 31, 2025	First-lien senior secured debt investments	Private equity investments	Total
Fair value, beginning of period	$1,719,182	$22,737	$1,741,919
Purchases of investments	287,324	500	287,824
Proceeds from sales of investments and principal repayments	(86,256)	(816)	(87,072)
Net change in unrealized gain (loss)	(5,423)	1,136	(4,287)
Net realized gain (loss)	-	566	566
Net accretion of discount on investments	3,555	-	3,555
PIK interest	358	-	358
Transfers into (out of) Level 3	-	-	-
Fair value, end of period	$1,918,740	$24,123	$1,942,863

For the three months ended March 31, 2026 and 2025, the Company did not recognize any transfers to or from Level 3. The change in unrealized gain (loss) relates to investments that were held during the period. The Company includes these unrealized gains and losses on the Statement of Operations – Net Change in Unrealized Gains (Losses).

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

Quantitative Table for Valuation Techniques

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of March 31, 2026 and December 31, 2025. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Advisor’s determination of fair value. The Company calculates weighted average, based on the value of the unobservable input of each investment relative to the fair value of the investment compared to the total fair value of all investments. First-lien senior secured debt investments include the Company’s senior secured loan in an investment vehicle (BC CS 2, L.P.), which is considered subordinated debt since it is collateralized by a preferred stock investment in Cuisine Solutions, Inc.

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

	As of March 31, 2026
		Valuation	Unobservable		Weighted
	Fair Value	Technique	Input	Range	Average
First-lien senior secured debt investments	$2,124,277	Discounted cash flow analysis	Discount rate	6.5% - 20.6%	9.7%
Preferred equity investment	16,156	Discounted cash flow analysis	Discount rate	15.0%	15.0%
Other equity investments	26,541	Comparable Multiples	EV / EBITDA	3.3 - 17.2	6.7
	$2,166,974

	As of December 31, 2025
		Valuation	Unobservable		Weighted
	Fair Value	Technique	Input	Range	Average
First-lien senior secured debt investments	$2,110,721	Discounted cash flow analysis	Discount rate	6.4% - 15.0%	9.5%
Preferred equity investment	15,767	Discounted cash flow analysis	Discount rate	15.0%	15.0%
Common equity investment	14,000	Precedent Transaction Analysis	Original cost	1.0	1.0
Other equity investments	11,255	Comparable Multiples	EV / EBITDA	6.3 - 17.2	10.6
	$2,151,743

Note 6. Debt

Corporate Credit Facility

As of March 31, 2026, the Company had a senior secured revolving credit facility (the “Corporate Credit Facility”), that has a total commitment of $475,000 which has a maturity date of November 22, 2029. The Corporate Credit Facility also provides for a feature that allows the Company, under certain circumstances, to increase the overall size of the Corporate Credit Facility to a maximum of $600,000. The interest rate on the Corporate Credit Facility is equal to Term SOFR (a forward-looking rate based on SOFR futures) plus an applicable spread of 2.10% per annum or an “alternate base rate” (as defined in the agreements governing the Corporate Credit Facility) plus an applicable spread of 1.00%. The Company is also required to pay a commitment fee of 0.375% per annum on any unused portion of the Corporate Credit Facility.

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

For the three months ended March 31, 2026 and 2025, the average amount of borrowings outstanding under the Corporate Credit Facility was $143,833 and $283,089, respectively, with a weighted average interest rate of 5.79% and 6.43%, respectively, for the Corporate Facility portion. As of March 31, 2026, the Company had $115,000 outstanding under the Corporate Credit Facility at a weighted average interest rate of 5.77%.

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

Revolving Funding Facility

As of March 31, 2026, the Company and KABDCF, a wholly-owned, special purpose financing subsidiary, had a senior secured revolving funding facility (the “Revolving Funding Facility”), that has a total commitment of $675,000. The end of the reinvestment period is February 20, 2029, and the maturity date is February 20, 2031. The interest rate on the Revolving Funding Facility is SOFR plus 1.95% per annum. The Revolving Funding Facility is secured by all of the assets held by KABDCF and the Company has agreed that it will not grant or allow a lien on the membership interest of KABDCF.

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

For the three months ended March 31, 2026 and 2025, the average amount of borrowings outstanding under the Revolving Funding Facility was $512,139 and $445,211, respectively, with a weighted average interest rate of 5.73% and 6.61%, respectively. As of March 31, 2026, the Company had $553,000 outstanding under the Revolving Funding Facility at a weighted average interest rate of 5.58%.

Revolving Funding Facility II

As of March 31, 2026, the Company and KABDCF II, a wholly-owned, special purpose financing subsidiary, had a senior secured revolving credit facility (the “Revolving Funding Facility II”). The Revolving Funding Facility II has an initial commitment of $250,000 which, under certain circumstances, can be increased up to $500,000. The Revolving Funding Facility II is secured by all of the assets held by KABDCF II and the Company has agreed that it will not grant or allow a lien on the membership interest of KABDCF II. The end of the reinvestment period is December 22, 2027, and the maturity date is December 22, 2029. The interest rate on the Revolving Funding Facility II is 3-month term SOFR plus 2.25%. KABDCF II is also required to pay a commitment fee of 0.55% on the unused portion of the Revolving Funding Facility II.

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

For the three months ended March 31, 2026 and 2025, the average amount of borrowings outstanding under the Revolving Funding Facility II was $195,000 and $124,472, respectively, with a weighted average interest rate of 5.91% and 6.74%, respectively. As of March 31, 2026, the Company had $195,000 outstanding under the Revolving Funding Facility II at a weighted average interest rate of 5.91%.

Senior Unsecured Notes

As of March 31, 2026, the Company had $275,000 aggregate principal amount of senior unsecured notes (the “Notes”).

In connection with certain of the unsecured notes, the Company entered into interest rate swaps to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio, which consists of predominantly floating rate loans. Under the interest rate swap agreement related to the Series D Notes, the Company receives a fixed interest rate of 5.80% per annum and pays a floating interest rate of SOFR plus 2.37% per annum on the $60,000 of the Series D Notes. Under the interest rate swap agreement related to the Series E Notes, the Company receives a fixed interest rate of 6.15% per annum and pays a floating interest rate of SOFR plus 2.6565% per annum on the $100,000 of the Series E Notes. The Company designated each interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

The table below sets forth a summary of the key terms of each series of Notes outstanding at March 31, 2026.

	Principal		Estimated
	Outstanding	Unamortized	Fair Value	Fixed
	March 31,	Issuance	March 31,	Interest
Series	2026	Costs	2026	Rate	Maturity
A	$25,000	$98	$26,045	8.65%	6/30/2027
B	50,000	288	52,977	8.74%	6/30/2028
C	40,000	291	40,568	SOFR + 2.32%	6/30/2028
D	60,000	436	60,629	5.80% (1)	6/30/2028
E	100,000	1,249	101,170	6.15% (2)	10/15/2030
	$275,000	$2,362	$281,389

(1) The effective interest rate including the effects of the interest rate swap is SOFR + 2.37%.

(2) The effective interest rate including the effects of the interest rate swap is SOFR + 2.6565%.

Holders of the fixed rate Series A, B, D and E Notes are entitled to receive cash interest payments semi-annually (on January 30 and July 30) at the fixed rate. Holders of the floating rate Series C Notes are entitled to receive cash interest payments quarterly (on January 30, April 30, July 30 and October 30) at the floating rate. As of March 31, 2026, the weighted average interest rate on the outstanding Notes was 6.75%.

As of March 31, 2026, the Notes were rated “BBB” by Kroll Bond Rating Agency (“KBRA”). The Company is required to maintain a current rating from one rating agency with respect to the Notes. In the event the Company does not maintain a current rating from a rating agency for a specified period of time or the credit rating on the Notes falls below “BBB-” (a “Below Investment Grade Event”), the interest rate per annum on the Notes will increase by 1.0% during the period the Notes are rated below “BBB-”. In the event the Company’s Secured Debt Ratio exceeds 55% (a “Secured Debt Ratio Event”), the interest rate per annum on the Notes will increase by 1.5% during the period the ratio is above the stated percentage. If a Below Investment Grade Event and a Secured Debt Ratio Event is continuing at the same time the aggregate increase in interest rate per annum will not exceed 2.0%.

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

At March 31, 2026, the Company was in compliance with all covenants under the Notes agreements.

As a result of the Company’s designation of the interest rate swaps as hedging instruments in qualifying fair value hedge accounting relationships, the Company is required to fair value the hedging instruments and the related hedged items, with the changes in the fair value of each being recorded in interest expense. The net losses related to the fair value hedges were approximately zero for the three months ended March 31, 2026, which are included in “Interest expense” in the Company’s consolidated statement of operations. The balance sheet impact of fair valuing the interest rate swaps as of March 31, 2026 are presented below. There were no interest rate swap activity for the period ended March 31, 2025.

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

			As of March 31, 2026
Description	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Amounts
Interest rate swap	60,000	6/30/2028	$-	$(355)	Accrued expenses and other liabilities
Interest rate swap	100,000	10/15/2030	-	(823)	Accrued expenses and other liabilities
			$-	$(1,178)

Debt obligations consisted of the following as of March 31, 2026 and December 31, 2025.

	March 31, 2026
	Aggregate Principal	Outstanding	Amount	Net Carrying
	Committed	Principal	Available(1)	Value(2)
Notes(3)	$275,000	$275,000	$-	$271,460
Corporate Credit Facility	475,000	115,000	360,000	111,865
Revolving Funding Facility	675,000	553,000	122,000	546,361
Revolving Funding Facility II	250,000	195,000	55,000	193,030
Total debt	$1,675,000	$1,138,000	$537,000	$1,122,716

(1)
The amounts available under the Company’s credit facilities do not reflect any limitations related to each borrowing base as of March 31, 2026.
(2)
The carrying value of the Notes, Corporate Credit Facility, Revolving Funding Facility and Revolving Funding Facility II are presented net of deferred financing costs totaling $14,106.
(3)
Net carrying value is inclusive of change in fair market value of effective hedges.

	December 31, 2025
	Aggregate Principal	Outstanding	Amount	Net Carrying
	Committed	Principal	Available(1)	Value(2)
Notes(3)	$275,000	$275,000	$-	$272,141
Corporate Credit Facility	475,000	135,000	340,000	131,628
Revolving Funding Facility	675,000	525,000	150,000	520,329
Revolving Funding Facility II	250,000	195,000	55,000	192,900
Total debt	$1,675,000	$1,130,000	$545,000	$1,116,998

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

For the three months ended March 31, 2026 and 2025, the components of interest expense were as follows:

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

	For the three months ended
	March 31, 2026	March 31, 2025
Interest expense	$17,741	$16,203
Amortization of debt issuance costs	1,119	921
Total interest expense	$18,860	$17,124
Average interest rate	6.7%	7.4%
Average borrowings	$1,125,972	$927,772

Note 7. Common Stock and Share Transactions

As of March 31, 2026, the Company had 100,000,000 shares of common stock authorized and 66,481,923 shares outstanding. As of March 31, 2026, KAPC Investment Holdings, L.P., a controlled affiliate of Kayne Anderson, owned 957,217 shares of the Company. These shares were purchased on May 22, 2024 in conjunction with the Company’s IPO.

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

For the three months ended March 31, 2026, the agent has repurchased shares of common stock pursuant to the Company 10b5-1 Plan as follows:

			Approximate dollar	Approximate dollar
	Total number		value of shares that have	value of shares that may
	of shares	Average price	been purchased	yet be purchased
Period	repurchased	paid per share	under the plan	under the plan
January 1 - 31, 2026	528,149	$14.49	$7,651	$52,290
February 1 - 28, 2026	743,792	$13.91	10,350	$41,940
March 1 - 31, 2026	244,320	$13.85	3,384	$38,556
Total stock repurchased	1,516,261		$21,385

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

Dividends and Dividend Reinvestment

The following tables summarize the dividends declared and payable by the Company for the three months ended March 31, 2026 and 2025. For the three months ended March 31, 2025, the $0.10 per share dividend with a payment date of March 18, 2025 was one of three special dividends declared by the Board of Directors in conjunction with the Company’s IPO in May 2024.

For the three months ended March 31, 2026
Dividend	Dividend	Dividend	Dividend
declaration	record	payment	per
date	date	date	share
February 12, 2026	March 31, 2026	April 16, 2026	$0.40
Total dividends declared			$0.40

For the three months ended March 31, 2025
Dividend	Dividend	Dividend	Dividend
declaration	record	payment	per
date	date	date	share
May 8, 2024	March 3, 2025	March 18, 2025	$0.10
March 3, 2025	March 31, 2025	April 15, 2025	0.40
Total dividends declared			$0.50

The following tables summarize the amounts received and shares of common stock issued to shareholders pursuant to the Company’s dividend reinvestment plan (“DRIP”) for the three months ended March 31, 2026 and 2025. See Note 12 – Subsequent Events.

For the three months ended March 31, 2026
Dividend	Dividend	DRIP
record	payment	shares	DRIP
date	date	issued	value
December 31, 2025	January 16, 2026	-	$-
		-	$-

For the dividend paid on January 16, 2026, the DRIP value was $219 and was fulfilled through open market purchases of common stock.

For the dividend paid on April 16, 2026, the DRIP value was $382 and was fulfilled through open market purchases of common stock. This DRIP is excluded from the table above, as the DRIP share activity was after March 31, 2026.

For the three months ended March 31, 2025
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

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

Note 8. Commitments and Contingencies

The Company had an aggregate of $289,049 and $287,456, respectively, of unfunded commitments, including $175,016 and $171,137, respectively, of unfunded commitments on revolvers, to provide debt financing to its portfolio companies as of March 31, 2026 and December 31, 2025. These commitments are not reflected in the Company’s consolidated statement of assets and liabilities but are generally incorporated into the Company’s determination of its liquidity. Consequently, such commitments result in an element of credit risk in excess of the amount recognized in the Company’s consolidated statement of assets and liabilities.

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

A summary of the composition of the unfunded commitments as of March 31, 2026 and December 31, 2025 is shown in the table below.

	As of	As of
	March 31, 2026	December 31, 2025
Aegis Toxicology Sciences Corporation	5,769	5,769
AeriTek Global Holdings LLC	856	645
Alcami Corporation	1,076	1,232
Allcat Claims Service, LLC	17,407	17,407
Allentown, LLC	622	928
American Equipment Holdings LLC	3,653	5,479
Arborworks Acquisition, LLC	233	439
Aviation Concepts, LLC	13,127	13,127
Bloomington Holdco, LLC (BW Fusion)	10,033	6,421
BLP Buyer, Inc. (Bishop Lifting Products)	378	862
Brightview, LLC	4,323	155
Carton Packaging Buyer, Inc. (Century Box)	1,993	1,993
CCFF Buyer, LLC (California Custom Fruits & Flavors, LLC)	9,125	9,284
CGI Automated Manufacturing, LLC	2,717	2,717
CI (MG) Group, LLC (Mariani Premier Group)	5,897	5,938
City Line Distributors LLC	2,530	2,530
CMT Intermediate Holdings, LLC (Capital Machine Technologies)	3,803	3,803
CREO Group Inc. (HMS Manufacturing)	429	1,043
Curio Brands, LLC	2,605	2,605
Del-Air Heating, Air Conditioning & Refrigeration, LLC	3,137	3,137
DISA Holdings Corp.	1,262	1,766
Diverzify Intermediate, LLC	-	3,155
DRS Holdings III, Inc. (Dr. Scholl's)	310	310
ECS Opco 1, LLC (Spectrum Vascular)	2,540	2,540
Envirotech Services, LLC	6,746	6,746
Eppinger Technologies, LLC	650	632
Fastener Distribution Holdings, LLC	4,610	4,610
Foundation Consumer Brands, LLC	577	577
Fralock Buyer LLC	1,213	500
Gage CR Acquisition, LLC	6,258	6,258
Guardian Dentistry Practice Management, LLC	649	618
Gulf Pacific Acquisition, LLC	1,498	899
Gusmer Enterprises, Inc.	2,416	2,941
Home Brands Group Holdings, Inc. (ReBath)	2,099	2,099

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

	As of	As of
	March 31, 2026	December 31, 2025
I.D. Images Acquisition, LLC	2,020	2,020
IF&P Foods, LLC (FreshEdge)	288	1,626
Improving Acquisition LLC	1,504	1,504
Integrated Dermatology LLC	11,335	11,548
J&K Ingredients, LLC	1,890	1,890
KAMC Holdings, Inc. (Franklin Energy)	1,365	1,365
Krayden Holdings, Inc.	1,305	1,268
Lakewood Acquisition Corporation (R&B Wholesale)	10,305	10,305
LEM Buyer, Inc. (CFS Technologies Intermediate, Inc.)	1,320	1,885
Light Wave Dental Management, LLC	334	334
LSL Industries, LLC	5,224	5,224
MacNeill Pride Group	2,397	2,397
ML Buyer, LLC (Mama Lycha Foods, LLC)	3,293	3,193
Monza Purchaser, LLC (Smyth)	5,345	6,990
MRC Keystone Acquisition LLC (Automated Handing Solutions)	3,864	3,864
NMA Holdings, LLC (Neuromonitoring Associates)	6,686	6,687
OAO Acquisitions, Inc. (BearCom)	2,482	2,482
PGI Parent LLC (Prime Electric)	2,556	2,840
PH Beauty Holdings III, Inc.	2,009	2,009
Project Tahoe Acquisition Corp (Norton Packaging)	4,613	-
PMFC Holding, LLC	281	411
Redwood MSO, LLC (Smile Partners)	348	1,283
Refocus Management Services, LLC	1,652	5,999
Regiment Security Partners LLC	1,055	776
RMH Systems, LLC	7,964	7,964
The Robinette Company	1,609	1,609
Ruff Roofers Buyer, LLC	10,064	10,065
SGCP Intermediate, Inc. (SG Credit)	39,000	21,000
Speedstar Holding LLC	666	666
Sundance Holdings Group, LLC	377	377
Superior Intermediate LLC (Landmark Structures)	3,168	10,006
Tapco Buyer LLC	2,800	10,120
Texas Coffee Holdco LLC	15,000	15,000
TL Atlas Merger Sub Corp. (Zep)	6,335	4,789
Trademark Global LLC	480	480
United Titanium, LLC	4,343	4,343
US Masonry & Building Products Co. (f/k/a US Anchors Group, Inc.)	2,594	3,335
Workholding US Holdings, LLC (Forkardt Hardinge)	277	277
Worldwide Produce Acquisition, LLC	360	360
Total unfunded commitments	$289,049	$287,456

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2026 and December 31, 2025, management was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

Note 9. Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of March 31, 2026 and 2025, there were no dilutive shares.

The following table sets forth the computation of basic and diluted earnings per share of common stock for the three months ended March 31, 2026 and 2025.

	For the three months ended
	March 31, 2026	March 31, 2025
Net increase (decrease) in net assets resulting from operations	$17,241	$22,215
Weighted average shares of common stock outstanding - basic and diluted	67,144,353	71,234,684
Earnings (loss) per share of common stock - basic and diluted	$0.26	$0.31

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

Note 10. Financial Highlights

The following per share of common stock data has been derived from information provided in the unaudited financial statements. The following is a schedule of financial highlights for the three months ended March 31, 2026 and 2025.

	For the three months ended March 31,
	(amounts in thousands, except share and per share amounts)
Per Common Share Operating Performance (1)	2026	2025
Net Asset Value, Beginning of Period	$16.32	$16.70

Results of Operations:
Net Investment Income	0.43	0.40
Net Realized and Unrealized Gain (Loss) on Investments(2)	(0.17)	(0.09)
Net Increase (Decrease) in Net Assets Resulting from Operations	0.26	0.31

Dividends to Common Stockholders
Dividends	(0.40)	(0.50)
Net Decrease in Net Assets Resulting from Dividends	(0.40)	(0.50)

Capital Share Transactions
Repurchase of Common Stock	0.05	-
Net Increase (Decrease) Resulting from Capital Share Transactions	0.05	-
Net Asset Value, End of Period	$16.23	$16.51
Per Share Market Value, End of Period	$13.72	$16.22

Shares Outstanding, End of Period	66,481,923	71,276,973

Ratio/Supplemental Data
Net assets, end of period	$1,079,192	$1,176,559
Weighted-average shares outstanding	67,144,353	71,234,684
Total Return based on net asset value(3)	2.2%	2.0%
Total Return based on market value(4)	(1.6)%	1.1%
Portfolio turnover	4.0%	5.5%
Ratio of operating expenses to average net assets before waivers(5)	10.5%	9.5%
Ratio of operating expenses to average net assets with waiver(5)	10.5%	9.1%
Ratio of net investment income (loss) to average net assets(5)	10.7%	9.9%

(1)
The per common share data was derived by using weighted average shares outstanding.
(2)
Realized and unrealized gains and losses per share in this caption are balancing amounts necessary to reconcile the change in net asset value per share for the period and may not be consistent or reconcile with the aggregate gains and losses in the Consolidated Statement of Operations due to the timing of share transactions during the period. For the three months ended March 31, 2026, includes less than $0.01 per share of deferred income tax expense on unrealized appreciation on investments.
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

On April 16, 2026, the Company paid a regular dividend of $0.40 per share to each common stockholder of record as of March 31, 2026. The total dividend was $26,595, and, of this amount, $382 was DRIP which was fulfilled through open market purchases of common stock.

On May 5, 2026, the Board of Directors of the Company declared a regular dividend to common stockholders in the amount of $0.40 per share. The regular dividend of $0.40 per share will be paid on July 16, 2026 to stockholders of record as of the close of business on June 30, 2026, payable in cash or shares of common stock of the Company pursuant to the Company’s Dividend Reinvestment Plan, as amended.

On May 5, 2026, the Board of Directors of the Company authorized an amendment to the Company's share repurchase plan to extend the expiration to May 24, 2027. Under the amended and restated plan (effective May 25, 2026), the Company may repurchase up to $100,000 of its outstanding common stock in the open market at a price per share that meets certain thresholds below its net asset value per share.

From April 1, 2026 to May 5, 2026, the Company’s agent repurchased 131,921 shares of common stock at an average price of $14.29 per share for a total amount of $1,885. As of May 5, 2026, $36,671 remains for repurchase under the Company’s current 10b5-1 Plan.

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

Our investment objective is to generate current income and, to a lesser extent, capital appreciation. We intend to have nearly all of our debt investments in private middle market companies. We use “private” to refer to companies that are not traded on a securities exchange and define “middle market companies” as companies that, in general, generate between $10 million and $150 million of annual earnings before interest, taxes, depreciation and amortization, or EBITDA. Further, we refer to companies that generate between $10 million and $75 million of annual EBITDA as “core middle market companies” and companies that generate between $75 million and $150 million, or more, of annual EBITDA as “upper middle market companies.” We typically adjust EBITDA for non-recurring and/or normalizing items to assess the financial performance of our borrowers over time.

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

The Advisor executes on our investment objective by (1) accessing the established loan sourcing channels developed by KAPC, which includes an extensive network of private equity firms, other middle market lenders, financial advisors, intermediaries and management teams, (2) selecting investments within our middle market company focus, (3) implementing KAPC’s underwriting process and (4) drawing upon its experience and resources and the broader Kayne Anderson network. KAPC was established in 2011 and manages (directly and through affiliates) assets under management (“AUM”) of approximately $7.3 billion related to middle market private credit as of March 31, 2026.

Recent Developments

On April 16, 2026, we paid a regular dividend of $0.40 per share to each common stockholder of record as of March 31, 2026. The total dividend was $26.6 million, and, of this amount, $0.4 million was DRIP which was fulfilled through open market purchases of common stock.

On May 5, 2026, our Board of Directors declared a regular dividend to common stockholders in the amount of $0.40 per share. The regular dividend of $0.40 per share will be paid on July 16, 2026 to stockholders of record as of the close of business on June 30, 2026, payable in cash or shares of our common stock pursuant to our Dividend Reinvestment Plan, as amended.

On May 5, 2026, our Board of Directors authorized an extension of our existing share repurchase program to extend the expiration to May 24, 2027. Under the terms of the program, which are substantially the same as our then existing share repurchase program, we may repurchase up to $100 million of our outstanding common stock in the open market at a price per share that meets certain thresholds below its net asset value per share.

From April 1, 2026 to May 5, 2026, our agent repurchased 131,921 shares of common stock at an average price of $14.29 per share for a total amount of $1.9 million. As of May 5, 2026, $36.7 million remains for repurchase under our current 10b5-1 Plan.

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

As of March 31, 2026, we had investments in 105 portfolio companies with an aggregate fair value of approximately $2,194 million, and unfunded commitments to these portfolio companies of $289 million, and our portfolio consisted of 92.6% first lien senior secured loans, 5.5% subordinated debt and 1.9% equity investments. As of March 31, 2026, the weighted average remaining term of our debt investments was 3.1 years based on principal amount.

As of March 31, 2026, we held investments in broadly syndicated loans in 4 portfolio companies with an aggregate principal amount of $29.8 million. Our investments in broadly syndicated loans were made in anticipation of the receipt of proceeds from our final capital call and our IPO which closed during the second quarter of 2024. We expect to rotate out of these investments over coming quarters to invest in private middle market loans consistent with our principal strategy. We have presented certain portfolio-related information below for our private middle market loans and broadly syndicated loans separately and on a combined basis for ease of reference.

As of March 31, 2026, 95.1% of our debt investments, based on principal amount, had floating interest rates. Our weighted average yields for debt investments were as follows:

	Excluding Non-Income Producing Debt Investments		Including Non-Income Producing Debt Investments
	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost
Private middle market loans	10.2%	10.3%	9.9%	9.8%
Broadly syndicated loans	6.5%	5.9%	6.5%	5.9%
Total debt investments	10.1%	10.2%	9.9%	9.8%

As of March 31, 2026, our portfolio was invested across 26 different industries (Global Industry Classification “GICS”, Level 3 – Industry). The largest industries in our portfolio as of March 31, 2026 were Commercial Services & Supplies, Health Care Providers & Services, Distributors and Food Products, which represented, as a percentage of our portfolio of long-term investments, 12.4%, 11.1%, 11.1% and 10.4%, respectively, based on fair value. We are generalist investors and the mix of industries represented by our portfolio companies will vary over time.

As of March 31, 2026, our average position size based on total investment commitments (at the portfolio company level) was $24.2 million.

As of March 31, 2026, the weighted average and median last twelve months (“LTM”) EBITDA of our portfolio companies were as follows:

•
private middle market loans were $52.6 million and $37.2 million, respectively, based on fair value1,2
•
broadly syndicated loans were $2,128.5 million and $1,650.1 million, respectively, based on fair value; and
•
total investments were $83.3 million and $39.0 million, respectively, based on fair value1,2

As of March 31, 2026, the weighted average loan-to-enterprise-value (“LTEV”) of our debt investments at the time of our initial investment was as follows:

•
private middle market loans was 43.1%, based on par1,2
•
broadly syndicated loans was 38.1%, based on par
•
total investments was 43.0%, based on par1,2 and
•
LTEV represents the total par value of our debt investment relative to our estimate of the enterprise value of the underlying borrower

As of March 31, 2026, we had debt investments on non-accrual status, which represented 2.5% and 4.1% of total debt investments at fair value and cost, respectively.

As of March 31, 2026, our portfolio companies’ weighted average leverage ratios and weighted average interest coverage ratios (the calculations of which are based on the most recent quarter end or latest available information from the portfolio companies) were as follows:

•
private middle market loans were 4.4x and 2.4x, respectively, based on fair value1,2
•
broadly syndicated loans were 2.5x and 3.5x, respectively, based on fair value; and
•
total investments were 4.4x and 2.4x, respectively, based on fair value1,2

As of March 31, 2026, the percentage of our debt investments including at least one financial maintenance covenant was as follows:

•
private middle market loans was 100.0% based on fair value1,2
•
broadly syndicated loans was 0%, based on fair value; and
•
total investments was 98.5%, based on fair value1,2
1.
Excludes investments on watch list, which represent 6.0% of the total fair value of debt investments as of March 31, 2026.
2.
Excludes opportunistic debt investments of BC CS 2, L.P. (Cuisine Solutions, Inc.), SGCP Partners, Inc. (SG Credit), M2S Group Intermediate Holdings, Inc. and Texas Coffee Holdco LLC, which represent 7.9% of the total fair value of debt investments as of March 31, 2026.

Our investment activity for the three months ended March 31, 2026 and 2025 is presented below (information presented herein is at par value unless otherwise indicated).

	For the three months ended March 31,
	2026	2025
	($ in millions)	($ in millions)
New investments:
Gross new investments commitments	$92.5	$340.2
Less: investment commitments sold down, exited or repaid(1)	(83.8)	(110.0)
Net investment commitments	$8.7	$230.2
Principal amount of investments funded(2):
Private credit investments	$99.0	$293.8
Broadly syndicated loans	-	-
Preferred equity investments	0.1	-
Common equity investments	-	0.5
Total principal amount of investments funded	$99.1	$294.3
Principal amount of investments sold / repaid (2):
Private credit investments	$(74.6)	$(86.3)
Broadly syndicated loans	(17.4)	(26.9)
Common equity investments	-	(0.3)
Total principal amount of investments sold or repaid	$(92.0)	$(113.5)
Number of new private credit debt investment commitments	12	16
Average new private credit debt investment commitment amount	$7.7	$21.2
Number of new broadly syndicated loan commitments	-	-
Average new broadly syndicated loan commitment amount	$-	$-
Weighted average maturity for new debt investment commitments(3)	4.2 years	4.7 years
Percentage of new debt investment commitments at floating rates	66.8%	100%
Percentage of new debt investment commitments at fixed rates	33.2%	0.0%
Weighted average interest rate of new private credit debt investment commitments(4)	9.3%	9.8%
Weighted average interest rate of new broadly syndicated loan commitments(4)	-	-
Weighted average interest rate on debt investments sold or paid down(5)	8.9%	10.0%

(1)
Does not include repayments on revolving loans, which may be redrawn.
(2)
Does not include restructured activity. For common equity investments, amount represents cost.
(3)
For undrawn delayed draw term loans, the maturity date used is that of the associated term loan.
(4)
Based on the rate in effect at March 31, 2026 per our Consolidated Schedule of Investments for new debt commitments entered into during the quarter.
(5)
Based on the underlying rate if still held at March 31, 2026. For those investments sold or paid down in full during the quarter, based on the rate in effect at the time of sale or paid down.

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

The table below sets forth our fair value of debt investments and number of portfolio companies, including percentage of each total, that are on watch list as of March 31, 2026 and December 31, 2025. This table excludes equity and broadly syndicated loan investments that represent, in aggregate, 3.2% of total fair value of investments at March 31, 2026.

As of March 31, 2026				As of December 31, 2025
Fair Value		Number of		Fair Value		Number of
($ in millions)%		Companies	%	($ in millions)%		Companies	%
$129.6	6.0%	10	9.5%	$110.1	5.1%	9	8.4%

We use Global Industry Classification Standards (GICS), Level 3 – Industry, for classifying the industry groupings of our portfolio companies. The table below describes long-term investments by industry composition based on fair value as of March 31, 2026 and December 31, 2025.

	March 31, 2026	December 31, 2025
Commercial services & supplies	12.4%	11.9%
Health care providers & services	11.1%	10.8%
Distributors	11.1%	11.9%
Food products	10.4%	10.5%
Containers & packaging	9.8%	9.1%
Professional services	6.5%	6.6%
Machinery	5.5%	6.9%
Financial services(1)	5.3%	4.8%
Aerospace & defense	3.8%	3.8%
Chemicals	3.7%	3.7%
Leisure products	2.6%	2.6%
Household products	2.4%	2.4%
Personal care products	2.2%	1.1%
Automobile components	1.7%	1.7%
Textiles, apparel & luxury goods	1.7%	1.8%
Building products	1.7%	1.6%
IT services	1.6%	1.6%
Wireless telecommunication services	1.5%	1.5%
Health care equipment & supplies	1.1%	1.1%
Insurance	1.1%	1.0%
Household durables	0.9%	0.9%
Diversified consumer services	0.8%	0.8%
Biotechnology	0.6%	0.6%
Pharmaceuticals	0.3%	0.3%
Diversified telecommunication services	0.2%	0.2%
Specialty retail	-%	0.8%
	100.0%	100.0%
(1)
Includes our debt and equity investment in SGCP Partners, Inc. (SG Credit), through investments in SGCP Intermediate, Inc. and SGCP Holdings, LLC, an asset based lending platform company, where the Company has a minority investment.

Results of Operations

For the three months ended March 31, 2026 and 2025, our total investment income was derived from our portfolio of investments.

The following table represents the operating results for the three months ended March 31, 2026 and 2025.

	For the three months ended March 31,
	2026	2025
	($ in millions)	($ in millions)
Total investment income	$57.3	$55.2
Less: Net expenses	(28.4)	(26.5)
Net investment income	28.9	28.7
Net realized gains (losses) on investments	(2.3)	0.6
Net change in unrealized gains (losses) on investments	(9.0)	(6.5)
Income tax (expense) benefit on unrealized appreciation/depreciation on investments	(0.4)	(0.6)
Net increase (decrease) in net assets resulting from operations	$17.2	$22.2

Investment Income

Investment income for the three months ended March 31, 2026 and 2025, totaled $57.3 million and $55.2 million, respectively, and consisted primarily of interest income on our debt investments. For the three months ended March 31, 2026 and 2025, we had $4.3 million and $0.3 million, respectively, of PIK interest included in interest income. For the three months ended March 31, 2026, $2.2 million, of the $4.3 million, relates to PIK interest income recognized on our debt investments in Arborworks Acquisition, LLC following our change from non-accrual to accrual status for this investment.

Expenses

Operating expenses for the three months ended March 31, 2026 and 2025 were as follows:

	For the three months ended March 31,
	2026	2025
	($ in millions)	($ in millions)
Interest and debt financing expenses	$18.9	$17.1
Management fees	5.4	5.1
Incentive fees	3.1	4.5
Directors fees	0.2	0.2
Other operating expenses	0.8	0.9
Total expenses	28.4	27.8
Management fee waiver	-	(1.3)
Net expenses	$28.4	$26.5

Net Realized Gains (Losses) on Investments

During the three months ended March 31, 2026, we had realized losses of $2.3 million on our investments. In February 2026, we completed a restructure of our debt investment in Regiment Security Partners LLC whereby our existing first lien senior secured debt was exchanged for new debt that included a tranche of last out first lien senior secured debt, and we recognized a $2.0 million realized loss as a result of the debt restructure. Additionally, during the three months ended March 31, 2026, we recognized a $0.3 million realized loss due to the rotation out of one of our broadly syndicated loans. During the three months ended March 31, 2025, we had realized gains of $0.6 million on our investments.

Net Unrealized Gains (Losses) on Investments

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the three months ended March 31, 2026 and 2025, net unrealized gains (losses) on our investment portfolio were comprised of the following:

	For the three months ended March 31,
	2026	2025
	($ in millions)	($ in millions)
Unrealized gains on investments	$6.6	$9.7
Unrealized (losses) on investments	(15.6)	(16.2)
Net change in unrealized gains (losses) on investments	$(9.0)	$(6.5)

For the three months ended March 31, 2026 and 2025, we had a deferred income tax expense of $0.4 million and $0.6 million, respectively, related to our net unrealized gain on our investments in KABDC Corp, LLC, a wholly owned subsidiary, that has elected to be treated as a corporation for U.S. tax purposes. In addition, as of March 31, 2026, our net deferred tax liability of $2.8 million is included in accrued expenses and other liabilities of our Consolidated Statement of Assets and Liabilities.

For the three-month periods ended March 31, 2026 and 2025, the top five largest contributors to the change in unrealized gains and change in unrealized losses on investments, and the remaining unrealized gains and losses from other portfolio companies, are presented in the following tables.

For the three months ended
March 31, 2026
($ in millions)
Portfolio Company
Regiment Security Partners LLC	$1.8
NMA Holdings, LLC (Neuromonitoring Associates)	1.0
SGCP Intermediate, Inc. (SG Credit)	0.5
INW Manufacturing, LLC	0.5
Arborworks Acquisition, LLC	0.4
Other portfolio companies unrealized gains	2.4
Other portfolio companies unrealized (losses)	(5.7)
Connect America.Com, LLC	(1.0)
4 Over International, LLC	(1.4)
Tempo Acquisition LLC	(2.0)
Siegel Egg Co., LLC	(2.3)
American Soccer Company, Incorporated (SCORE)	(3.2)
Total Change in Unrealized Gain (Loss), net	$(9.0)

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

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are generated primarily from the net proceeds of any offering of our shares of common stock, proceeds from borrowing on our credit facilities, proceeds from the issuance of senior unsecured notes and from cash flows from interest and fees earned from our investments and principal repayments and proceeds from sales of our investments. Our primary use of cash will be for investments in portfolio companies, payments of our expenses, repayments of borrowings under credit facilities and senior unsecured notes, and payment of cash distributions to our stockholders.

We finance our investments with leverage in the form of borrowings under credit facilities and issuances of senior unsecured notes. We also intend to further borrow under credit facilities and/or issue senior unsecured notes in the future in order to finance our investments. In accordance with the 1940 Act, we are required to meet a coverage ratio of total assets (less total liabilities other than indebtedness) to total borrowings and other senior securities (and any preferred stock that we may issue in the future) of at least 150%. As defined in the 1940 Act, a 150% asset coverage means that for every $100 of net assets we hold, we can raise $200 from borrowing and issuing senior securities. If this ratio declines below 150%, we cannot incur additional leverage and could be required to sell a portion of our investments to repay some leverage when it is disadvantageous to do so. As of March 31, 2026 and December 31, 2025, our asset coverage ratios were 195% and 198%, respectively. We currently intend to target asset coverage of 200% to 180% (which equates to a debt-to-equity ratio of 1.0x to 1.25x) but may alter this target based on market conditions.

Over the next twelve months, we expect that cash and cash equivalents, taken together with our available capacity under our credit facilities, will be sufficient to conduct anticipated investment activities. Beyond twelve months, we expect that our cash and liquidity needs will continue to be met by cash generated from our ongoing operations as well as financing activities.

As of March 31, 2026, we had $275 million Notes outstanding, $863 million borrowed under our credit facilities and cash and cash equivalents of $32.7 million (including investments in money market funds). As of that date, we had $537 million of undrawn commitments available on our credit facilities (subject to borrowing base restrictions and other conditions). As of May 5, 2026, we had $275 million Notes outstanding, $922 million borrowed under our credit facilities and cash and cash equivalents of $17.0 million (including investments in money market funds).

Senior Unsecured Notes

As of March 31, 2026, we had $275 million of senior unsecured notes outstanding, with $25 million of 8.65% Series A Notes due June 2027 (the “Series A Notes”), $50 million of 8.74% Series B Notes due June 2028 (the “Series B Notes”), $40 million of floating rate Series C Notes with an interest rate of SOFR plus 2.32% per annum due June 2028 (the “Series C Notes”), $60 million of 5.80% Series D Notes due June 2028 (the “Series D Notes”) and $100 million of 6.15% Series E Notes due October 2030 (the “Series E Notes”). We refer to all of these series of senior unsecured notes as, collectively, the “Notes”.

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

Revolving Funding Facility: We and our wholly owned, special purpose financing subsidiary, Kayne Anderson BDC Financing, LLC (“KABDCF”), are party to a senior secured revolving funding facility (the “Revolving Funding Facility”). We and KABDCF have a commitment of $675 million. The Revolving Funding Facility is secured by all of the assets held by KABDCF and we have agreed that it will not grant or allow a lien on the membership interest of KABDCF. The end of the reinvestment period is February 20, 2029 and the maturity date is February 20, 2031. The interest rate on the Revolving Funding Facility is daily SOFR plus 1.95% per annum. KABDCF is also required to pay a commitment fee of between 0.50% and 1.50% per annum depending on the size of the unused portion of the Revolving Funding Facility.

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

Contractual Obligations

A summary of our significant contractual principal payment obligations related to the repayment of our outstanding indebtedness at March 31, 2026 is as follows:

	Payments Due by Period ($ in millions)
		Less than			After
	Total	1 year	1-3 years	3-5 years	5 years
Senior Unsecured Notes	$275.0	$-	$175.0	$100.0	$-
Corporate Credit Facility	115.0	-	-	115.0	-
Revolving Funding Facility	553.0	-	-	553.0	-
Revolving Funding Facility II	195.0	-	-	195.0	-
Total contractual obligations	$1,138.0	$-	$175.0	$963.0	$-

Off-Balance Sheet Arrangements

As of March 31, 2026 and December 31, 2025, we had an aggregate $289.0 million and $287.5 million, respectively, of unfunded commitments, including $175.0 million and $171.1 million, respectively, of unfunded commitments on revolvers, to provide debt financing to our portfolio companies. Such commitments are generally subject to the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in our financial statements. Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not have any other off-balance sheet financings or liabilities.

Critical Accounting Estimates

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies, including those relating to the valuation of our investment portfolio, are described below. The critical accounting policies should be read in conjunction with our risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and in this Quarterly Report. See Note 2 to our consolidated financial statements for the three months ended March 31, 2026, for more information on our critical accounting policies.

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

•
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
•
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
•
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

For services rendered under the Amended Investment Advisory Agreement, we pay a base management fee quarterly in arrears to our Advisor based on the fair market value of our investments including, in each case, assets purchased with borrowed funds or other forms of leverage, but excluding cash, U.S. government securities and commercial paper instruments maturing within one year of purchase. We also pay an incentive fee on income and an incentive fee on capital gains to our Advisor.

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

Non-Controlled, Affiliated Investments. We hold TG Parent Newco LLC (Trademark Global LLC) and SGCP Partners, Inc. (SG Credit), which are non-controlled, affiliated investments, as defined in the 1940 Act. See “Item 1. – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions” for further details.

Controlled, Affiliated Investments. We hold investments in Siegel Egg Co., LLC and Siegel Parent, LLC, both collectively referred to "Siegel Egg," which are controlled, affiliated investments, as defined in the 1940 Act. See “Item 1. – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions” for further details.

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

Assuming that the consolidated statement of assets and liabilities as of March 31, 2026 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact ($ in millions) of hypothetical base rate changes in interest rate (considering interest rate floors for floating rate instruments). We do not include investments on non-accrual status and classified as non-income producing as of March 31, 2026 in this calculation.

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense(1)	Net Increase (Decrease) in Net Investment Income
Down 200 basis points	$(40.0)	$(21.3)	$(18.7)
Down 100 basis points	$(20.0)	$(10.6)	$(9.4)
Up 100 basis points	$20.0	$10.6	$9.4
Up 200 basis points	$40.0	$21.3	$18.7

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2026 (the end of the period covered by this report), we, including our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Co-Chief Executive Officers and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic United States Securities and Exchange Commission (the “SEC”) filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors described below and in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

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

During the three months ended March 31, 2026, the Company repurchased 1,516,261 shares under the Company 10b5-1 Plan for a total of $21,385.

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this Report.

Exhibit Index
3.1	Certificate of Formation (3)
3.2	Initial Limited Liability Company Agreement (1)
3.3	Certificate of Conversion (2)
3.4	Certificate of Incorporation (2)
3.5	Amended and Restated Bylaws (5)
4.1	Description of Securities (3)
10.1	Amended and Restated Investment Advisory Agreement (12)
10.2	Fee Waiver Agreement (12)
10.3	Administration Agreement (1)
10.4	License Agreement (1)
10.5	Indemnification Agreement (1)
10.6	Custody Agreement (1)
10.7	Subscription Agreement (1)
10.8	Credit Agreement, dated February 5, 2021, by and between Kayne Anderson BDC, Inc., as borrower, lenders signatories thereto, and agent and the lead arranger (2)
10.9	Second Amendment to Credit Agreement, dated December 3, 2021, by and between Kayne Anderson BDC, Inc., as borrower, lender signatories thereto, and agent and lead arranger (5)
10.10	Third Amendment to the Credit Agreement, dated December 30, 2022, by and between Kayne Anderson BDC, Inc., as borrower, lenders, and City National Bank as administrative agent for the lenders (7)
10.11	Fourth Amendment to the Credit Agreement, dated December 31, 2024, by and between Kayne Anderson BDC, Inc., as borrower, lenders, and City National Bank as administrative agent for the lenders (10)
10.12	Senior Secured Revolving Credit Agreement (4)
10.13	Second Amendment to the Senior Secured Revolving Credit Agreement (13)
10.14	Third Amendment to the Senior Secured Revolving Credit Agreement (17)
10.15	Loan and Security Agreement (4)
10.16

First Amendment to Loan and Security Agreement, dated November 17, 2022, by and between KA Credit Advisors, LLC, as collateral manager, Kayne Anderson BDC Financing, LLC, as borrower, certain lenders thereto, administrative agent for the lenders, and collateral agent for the lenders (6)

10.17

Second Amendment to Loan and Security Agreement, dated June 29, 2023, by and between KA Credit Advisors, LLC, as collateral manager, Kayne Anderson BDC Financing, LLC, as borrower, certain lenders thereto, administrative agent for the lenders, and collateral agent for the lenders (8)

10.18

Third Amendment to Loan and Security Agreement, dated April 3, 2024, by and between KA Credit Advisors, LLC, as collateral manager, Kayne Anderson BDC Financing, LLC, as borrower, certain lenders thereto, administrative agent for the lenders, and collateral agent for the lenders (11)

10.19

Fourth Amendment to Loan and Security Agreement, dated December 13, 2024, by and between KA Credit Advisors, LLC, as collateral manager, Kayne Anderson BDC Financing, LLC, as borrower, certain lenders thereto, administrative agent for the lenders, and collateral agent for the lenders (16)

Exhibit Index
10.20

Fifth Amendment to Loan and Security Agreement, dated February 13, 2025, by and between KA Credit Advisors, LLC, as collateral manager, Kayne Anderson BDC Financing, LLC, as borrower, certain lenders thereto, administrative agent for the lenders, and collateral agent for the lenders (15)

10.21

Loan and Security Agreement, dated December 22, 2023, by and between KA Credit Advisors, LLC, as portfolio manager, Kayne Anderson BDC Financing II, LLC, as borrower, certain lenders thereto, collateral administrator for the lenders, collateral agent for the lenders, securities intermediary party, and administrative agent for the lenders (9)

10.22

Amendment No. 2 to Loan and Security Agreement, dated December 22, 2023, by and between KA Credit Advisors, LLC, as portfolio manager, Kayne Anderson BDC Financing II, LLC, as borrower, certain lenders thereto, collateral administrator for the lenders, collateral agent for the lenders, securities intermediary party, and administrative agent for the lenders (14)

10.23

Sixth Amendment to Loan and Security Agreement, dated February 20, 2026, by and among KA Credit Advisors, as collateral manager, Kayne BDC Financing, LLC, as borrower, certain lenders thereto, administrative agent for the lenders and collateral manager for the lenders. (19)

10.24	Notes Purchase Agreement, dated June 29, 2023, by and among the Company and the Purchasers party thereto (8)
10.25	Notes Purchase Agreement, dated September 9, 2025, by and among the Company and the Purchasers party thereto (18)

21.1*	Subsidiaries of Kayne Anderson BDC, Inc.
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
(19)
Incorporated by reference from the Company's Form 10-K, as filed with the Securities and Exchange Commission on March 2, 2026.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kayne Anderson BDC, Inc.

Date: May 11, 2026		/s/ Douglas L. Goodwillie
	Name:	Douglas L. Goodwillie
	Title:	Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: May 11, 2026		/s/ Kenneth B. Leonard
	Name:	Kenneth B. Leonard
	Title:	Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: May 11, 2026		/s/ Terry A. Hart
	Name:	Terry A. Hart
	Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)