Form 10-Q
period 2026-06-30
Kayne Anderson BDC, Inc.
filed 2026-08-10
CIK 1747172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 5, 2026, the registrant had 66,037,810 shares of common stock, $0.001 par value per share, issued and outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Kayne Anderson BDC, Inc.

Consolidated Statements of Assets and Liabilities

(amounts in 000’s, except share and per share amounts)

	June 30, 2026
	(Unaudited)	December 31, 2025
Assets:
Portfolio company investments, at fair value:
Non-controlled, non-affiliated investments (amortized cost of $2,128,442 and $2,079,041)	$2,131,279	$2,084,737
Non-controlled, affiliated investments (amortized cost of $130,651 and $118,459)	125,719	113,684
Controlled, affiliated investments (amortized cost of $20,228 and $0)	9,620	-
Total portfolio company investments, at fair value (amortized cost of $2,279,321 and $2,197,500)	2,266,618	2,198,421
Investments in money market funds (amortized cost of $25,184 and $25,409)	25,184	25,409
Cash	14,519	18,027
Deposits for investments	-	13,015
Receivable for sales of investments	10,303	7,168
Receivable for principal payments on investments	407	308
Interest receivable	24,196	24,063
Prepaid expenses and other assets	531	291
Total Assets	$2,341,758	$2,286,702

Liabilities:
Corporate Credit Facility (Note 6)	$230,000	$135,000
Unamortized Corporate Credit Facility issuance costs	(2,921)	(3,372)
Revolving Funding Facility (Note 6)	540,000	525,000
Unamortized Revolving Funding Facility issuance costs	(6,069)	(4,671)
Revolving Funding Facility II (Note 6)	193,000	195,000
Unamortized Revolving Funding Facility II issuance costs	(1,838)	(2,100)
Notes (Note 6)	272,099	274,701
Unamortized notes issuance costs	(2,162)	(2,560)
Shares repurchased payable (Note 7)	97	496
Distributions payable	26,490	27,213
Management fee payable (Note 3)	5,561	5,613
Incentive fee payable (Note 3)	1,895	3,935
Accrued expenses and other liabilities	25,954	22,041
Accrued excise tax expense	-	475
Total Liabilities	$1,282,106	$1,176,771

Commitments and contingencies (Note 8)
Net Assets:
Common Shares, $0.001 par value; 100,000,000 shares authorized; 66,216,562 and 67,998,184 as of June 30, 2026 and December 31, 2025 respectively, issued and outstanding	$66	$68
Additional paid-in capital	1,082,851	1,108,001
Total distributable earnings (deficit)	(23,265)	1,862
Total Net Assets	$1,059,652	$1,109,931
Total Liabilities and Net Assets	$2,341,758	$2,286,702
Net Asset Value Per Common Share	$16.00	$16.32

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Statements of Operations

(amounts in 000’s, except share and per share amounts)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Income:
Investment income from investments:
Interest income from non-controlled, non-affiliated investments	$49,730	$55,057	$99,476	$109,765
Interest income from non-controlled, affiliated investments	3,086	-	6,080	-
Payment-in-kind interest income from non-controlled, non-affiliated investments	2,501	2,063	6,774	2,369
Dividend income	386	178	698	409
Total Investment Income	55,703	57,298	113,028	112,543
Expenses:
Management fees	5,561	5,412	10,977	10,543
Incentive fees	1,895	4,452	5,006	8,942
Interest expense	19,609	18,384	38,469	35,509
Professional fees	328	368	642	713
Directors fees	164	158	328	316
Excise tax expense (benefit)	-	-	(11)	(43)
Other general and administrative expenses	585	603	1,160	1,184
Total Expenses	28,142	29,377	56,571	57,164
Less: Management fee waiver (Note 3)	-	(788)	-	(2,071)
Net expenses	28,142	28,589	56,571	55,093
Net Investment Income (Loss)	27,561	28,709	56,457	57,450
Realized and unrealized gains (losses) on investments
Net realized gains (losses):
Non-controlled, non-affiliated investments	(12,221)	(10)	(14,468)	556
Total net realized gains (losses)	(12,221)	(10)	(14,468)	556
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	(3,408)	(1,564)	(10,414)	(8,057)
Non-controlled, affiliated investments	(478)	(1,907)	(157)	(1,925)
Controlled, affiliated investments	(716)	-	(3,052)	-
Total net change in unrealized gains (losses)	(4,602)	(3,471)	(13,623)	(9,982)
Total realized and unrealized gains (losses)	(16,823)	(3,481)	(28,091)	(9,426)
Income tax (expense) benefit on unrealized appreciation/depreciation on investments	(21)	(318)	(408)	(899)
Net Increase in Net Assets Resulting from Operations	$10,717	$24,910	$27,958	$47,125

Basic and diluted net investment income per share	$0.42	$0.40	$0.85	$0.81
Basic and diluted net increase in net assets resulting from operations per share	$0.16	$0.35	$0.42	$0.66
Weighted Average Common Shares Outstanding - Basic and Diluted	66,347,339	70,901,688	66,743,644	71,067,266

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Statements of Changes in Net Assets

(amounts in 000’s)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$27,561	$28,709	$56,457	$57,450
Net realized gains (losses) on investments	(12,221)	(10)	(14,468)	556
Net change in unrealized gains (losses) on investments	(4,602)	(3,471)	(13,623)	(9,982)
Income tax (expense) benefit on unrealized appreciation/depreciation on investments	(21)	(318)	(408)	(899)
Net Increase in Net Assets Resulting from Operations	10,717	24,910	27,958	47,125
Decrease in Net Assets Resulting from Stockholder Dividends
Dividends to stockholders	(26,490)	(35,369)	(53,085)	(71,010)
Net Decrease in Net Assets Resulting from Stockholder Dividends	(26,490)	(35,369)	(53,085)	(71,010)
Increase (Decrease) in Net Assets Resulting from Capital Share Transactions
Common stock purchased under the share repurchase program	(3,767)	(8,769)	(25,152)	(9,153)
Reinvestment of dividends	-	-	-	4,027
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	(3,767)	(8,769)	(25,152)	(5,126)
Total Increase (Decrease) in Net Assets	(19,540)	(19,228)	(50,279)	(29,011)
Net Assets, Beginning of Period	1,079,192	1,176,559	1,109,931	1,186,342
Net Assets, End of Period	$1,059,652	$1,157,331	$1,059,652	$1,157,331

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Statements of Cash Flows

(amounts in 000’s)

(Unaudited)

	For the six months ended June 30,
	2026	2025
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$27,958	$47,125
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gains)/losses on investments	14,468	(556)
Net change in unrealized (gains)/losses on investments	13,623	9,982
Net accretion of discount on investments	(6,273)	(6,725)
Sales (purchases) of investments in money market funds, net	225	18,316
Purchases of portfolio investments	(227,440)	(412,297)
Proceeds from sales of investments and principal repayments	148,389	232,592
Paid-in-kind interest from portfolio investments	(6,774)	(2,369)
Amortization of deferred financing cost	2,237	1,855
Increase/(decrease) in operating assets and liabilities:
(Increase)/decrease in deposits for investments	13,015	-
(Increase)/decrease in receivable for sales of investments	(3,135)	(14,813)
(Increase)/decrease in interest and dividends receivable	(4,324)	(6,488)
(Increase)/decrease in receivable for principal payments on investments	(99)	(75)
Increase/(decrease) in accrued excise tax expense	(475)	(825)
(Increase)/decrease in prepaid expenses and other assets	(240)	719
Increase/(decrease) in management fees payable	(52)	912
Increase/(decrease) in incentive fee payable	(2,040)	4,452
Increase/(decrease) in accrued expenses and other liabilities	1,311	3,391
Net cash provided by (used in) operating activities	(29,626)	(124,804)
Cash Flows from Financing Activities:
Borrowings/(payments) on Corporate Credit Facility, net	95,000	(26,000)
Borrowings/(payments) on Revolving Funding Facility, net	15,000	154,000
Borrowings/(payments) on Revolving Funding Facility II, net	(2,000)	68,000
Payments of debt issuance costs	(2,523)	(3,507)
Change in payable for shares repurchased	(399)	193
Dividends paid in cash	(53,808)	(67,116)
Repurchase of common shares	(25,152)	(9,153)
Net cash provided by (used in) financing activities	26,118	116,417
Net increase (decrease) in cash	(3,508)	(8,387)
Cash, beginning of period	18,027	22,375
Cash, end of period	$14,519	$13,988

Supplemental and Non-Cash Information:
Interest paid during the period	$34,774	$31,180
Non-cash financing activities not included herein consisted of reinvestment of dividends	$-	$4,027

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of June 30, 2026

(amounts in 000’s, except number of shares, units)

(Unaudited)

Portfolio Company	Footnotes (1)(2)	Investment(3)	Interest Rate	Spread(4)	PIK Rate	Reference(5)	Maturity Date	Principal/ Par	Amortized Cost(6)	Fair Value	Percentage of Net Assets
Debt and Equity Investments
Aerospace & defense
Aviation Concepts, LLC		First lien senior secured loan	9.14%	5.50%	-	SOFR(M)	12/17/2030	16,344	15,890	16,506	1.6%
		First lien senior secured delayed draw loan	9.14%	5.50%	-	SOFR(M)	12/17/2030	-	-	-	0.0%
		First lien senior secured revolving loan	9.14%	5.50%	-	SOFR(M)	12/17/2030	-	-	-	0.0%
Fastener Distribution Holdings, LLC		First lien senior secured loan	8.48%	4.75%	-	SOFR(Q)	11/4/2031	19,767	19,634	19,767	1.9%
		First lien senior secured delayed draw loan	8.48%	4.75%	-	SOFR(Q)	11/4/2031	2,870	2,847	2,870	0.3%
Quatro Parent, Inc. (S3 AeroDefense)		First lien senior secured loan	8.64%	5.00%	-	SOFR(M)	5/1/2032	14,286	14,008	14,286	1.3%
		First lien senior secured delayed draw loan	8.64%	5.00%	-	SOFR(M)	5/1/2032	-	-	-	0.0%
Vitesse Systems Parent, LLC		First lien senior secured loan	10.99%	7.26%	-	SOFR(Q)	12/22/2028	30,428	29,994	30,428	2.9%
		First lien senior secured revolving loan	10.99%	7.26%	-	SOFR(Q)	12/22/2028	6,239	6,144	6,239	0.6%
								89,934	88,517	90,096	8.6%
Automobile components
Speedstar Holding LLC		First lien senior secured loan	9.68%	6.00%	-	SOFR(Q)	7/22/2027	6,008	5,982	5,468	0.5%
		First lien senior secured delayed draw loan	9.68%	6.00%	-	SOFR(Q)	7/22/2027	656	656	597	0.1%
WAM CR Acquisition, Inc. (Wolverine)		First lien senior secured loan	9.98%	6.25%	-	SOFR(Q)	7/23/2029	26,426	26,066	26,426	2.5%
								33,090	32,704	32,491	3.1%
Biotechnology
Alcami Corporation		First lien senior secured loan	9.32%	5.65%	-	SOFR(Q)	12/21/2029	11,325	11,198	11,325	1.1%
		First lien senior secured loan	9.32%	5.65%	-	SOFR(Q)	12/21/2029	1,970	1,970	1,970	0.2%
		First lien senior secured revolving loan	9.32%	5.65%	-	SOFR(Q)	12/21/2029	-	-	-	0.0%
		First lien senior secured delayed draw loan	9.32%	5.65%	-	SOFR(Q)	12/21/2029	6,455	6,455	6,455	0.6%
		First lien senior secured delayed draw loan	9.24%	5.60%	-	SOFR(M)	12/21/2029	834	832	834	0.1%
		First lien senior secured delayed draw loan	9.24%	5.60%	-	SOFR(M)	12/21/2029	188	188	188	0.0%
								20,772	20,643	20,772	2.0%

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of June 30, 2026

(amounts in 000’s, except number of shares, units)

(Unaudited)

Portfolio Company	Footnotes (1)(2)	Investment(3)	Interest Rate	Spread(4)	PIK Rate	Reference(5)	Maturity Date	Principal/ Par	Amortized Cost(6)	Fair Value	Percentage of Net Assets
Building products
Big Top Holdings, LLC		First lien senior secured revolving loan	8.99%	5.25%	-	SOFR(Q)	2/28/2031	-	-	-	0.0%
		First lien senior secured delayed draw loan	8.99%	5.25%	-	SOFR(Q)	2/28/2031	-	-	-	0.0%
		First lien senior secured loan	8.99%	5.25%	-	SOFR(Q)	2/28/2031	19,974	19,635	19,974	1.9%
Ruff Roofers Buyer, LLC		First lien senior secured loan	8.64%	5.00%	-	SOFR(M)	11/19/2029	7,007	6,872	6,937	0.7%
		First lien senior secured loan	8.64%	5.00%	-	SOFR(M)	11/19/2029	2,626	2,504	2,600	0.2%
		First lien senior secured revolving loan	8.64%	5.00%	-	SOFR(M)	11/19/2029	-	-	-	0.0%
		First lien senior secured delayed draw loan	8.64%	5.00%	-	SOFR(M)	11/19/2029	-	-	-	0.0%
		First lien senior secured delayed draw loan	8.64%	5.00%	-	SOFR(M)	11/19/2029	5,238	5,211	5,185	0.5%
		First lien senior secured delayed draw loan	8.64%	5.00%	-	SOFR(M)	11/19/2029	2,628	2,628	2,602	0.2%
US Masonry & Building Products Co. (f/k/a US Anchors Group, Inc.)		First lien senior secured loan	8.98%	5.25%	-	SOFR(Q)	7/15/2029	16,935	16,659	16,935	1.6%
		First lien senior secured revolving loan	8.98%	5.25%	-	SOFR(Q)	7/15/2029	1,482	1,431	1,482	0.1%
								55,890	54,940	55,715	5.2%
Chemicals
Fralock Buyer LLC		First lien senior secured loan	9.73%	6.00%	-	SOFR(Q)	3/31/2028	13,397	13,306	13,397	1.3%
		First lien senior secured loan	9.73%	6.00%	-	SOFR(Q)	3/31/2028	4,421	4,408	4,421	0.4%
		First lien senior secured revolving loan	9.73%	6.00%	-	SOFR(Q)	3/31/2028	3,459	3,458	3,459	0.3%
Gage CR Acquisition, LLC		First lien senior secured loan	8.73%	5.00%	-	SOFR(Q)	10/1/2030	26,913	26,478	27,047	2.6%
		First lien senior secured revolving loan	8.73%	5.00%	-	SOFR(Q)	10/1/2030	-	-	-	0.0%
TL Atlas Merger Sub Corp. (Zep)		First lien senior secured loan	8.73%	5.00%	-	SOFR(Q)	6/30/2031	33,436	33,096	33,770	3.2%
		First lien senior secured revolving loan	8.73%	5.00%	-	SOFR(Q)	6/30/2031	-	-	-	0.0%
								81,626	80,746	82,094	7.8%
Commercial services & supplies
Advanced Environmental Monitoring Intermediate, Inc.	(7)	First lien senior secured loan	10.07%	6.40%	-	SOFR(Q)	12/31/2028	12,559	12,411	12,559	1.2%

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of June 30, 2026

(amounts in 000’s, except number of shares, units)

(Unaudited)

Portfolio Company	Footnotes (1)(2)	Investment(3)	Interest Rate	Spread(4)	PIK Rate	Reference(5)	Maturity Date	Principal/ Par	Amortized Cost(6)	Fair Value	Percentage of Net Assets
	(7)	First lien senior secured loan	10.14%	6.40%	-	SOFR(Q)	12/31/2028	7,372	7,345	7,372	0.7%
	(7)	First lien senior secured loan	10.07%	6.40%	-	SOFR(Q)	12/31/2028	3,651	3,616	3,651	0.3%
	(7)	First lien senior secured loan	10.14%	6.40%	-	SOFR(Q)	12/31/2028	2,787	2,725	2,787	0.3%
AeriTek Global Holdings LLC		First lien senior secured loan	10.42%	6.75%	-	SOFR(Q)	8/27/2030	9,977	9,849	9,977	0.9%
		First lien senior secured loan	10.42%	6.75%	-	SOFR(Q)	8/27/2030	1,739	1,714	1,739	0.2%
		First lien senior secured loan	10.42%	6.75%	-	SOFR(Q)	8/27/2030	1,318	1,300	1,318	0.1%
		First lien senior secured revolving loan	10.41%	6.75%	-	SOFR(Q)	8/27/2030	397	379	397	0.0%
Allentown, LLC	(8)	First lien senior secured loan	10.82%	6.15%	1.00%	SOFR(Q)	4/22/2027	7,580	7,541	7,239	0.7%
	(8)	First lien senior secured delayed draw loan	10.82%	6.15%	1.00%	SOFR(Q)	4/22/2027	1,369	1,361	1,308	0.1%
	(8)	First lien senior secured revolving loan	12.75%	5.00%	1.00%	PRIME	4/22/2027	411	408	393	0.0%
American Equipment Holdings LLC		First lien senior secured loan	8.61%	5.00%	-	SOFR(S)	5/5/2028	13,056	12,861	13,154	1.2%
		First lien senior secured loan	8.60%	5.00%	-	SOFR(S)	5/5/2028	2,135	2,119	2,151	0.2%
		First lien senior secured loan	8.56%	5.00%	-	SOFR(S)	5/5/2028	1,679	1,669	1,691	0.2%
		First lien senior secured loan	8.61%	5.00%	-	SOFR(S)	5/5/2028	1,398	1,394	1,409	0.1%
		First lien senior secured loan	8.63%	5.00%	-	SOFR(S)	5/5/2028	520	516	524	0.0%
		First lien senior secured loan	8.63%	5.00%	-	SOFR(S)	5/5/2028	456	456	459	0.0%
		First lien senior secured loan	8.61%	5.00%	-	SOFR(S)	5/5/2028	-	-	-	0.0%
		First lien senior secured revolving loan	8.66%	5.00%	-	SOFR(S)	5/5/2028	292	255	294	0.0%
		First lien senior secured delayed draw loan	8.58%	5.00%	-	SOFR(S)	5/5/2028	4,010	3,974	4,040	0.4%
Arborworks Acquisition, LLC	(8)	First lien senior secured loan	10.24%	6.50%	10.24%	SOFR(M)	11/6/2028	6,302	6,302	6,302	0.6%
	(8)	First lien senior secured revolving loan	15.00%	-	15.00%	FIXED	11/6/2028	3,003	3,003	3,003	0.3%
Bloomington Holdco, LLC (BW Fusion)		First lien senior secured loan	9.12%	5.50%	-	SOFR(S)	5/1/2030	20,929	20,440	20,720	2.0%

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of June 30, 2026

(amounts in 000’s, except number of shares, units)

(Unaudited)

Portfolio Company	Footnotes (1)(2)	Investment(3)	Interest Rate	Spread(4)	PIK Rate	Reference(5)	Maturity Date	Principal/ Par	Amortized Cost(6)	Fair Value	Percentage of Net Assets
		First lien senior secured revolving loan	9.12%	5.50%	-	SOFR(S)	5/1/2030	-	-	-	0.0%
BLP Buyer, Inc. (Bishop Lifting Products)		First lien senior secured loan	9.89%	6.25%	-	SOFR(M)	12/22/2029	25,577	25,271	25,577	2.4%
		First lien senior secured loan	9.89%	6.25%	-	SOFR(M)	12/22/2029	1,202	1,185	1,202	0.1%
		First lien senior secured loan	9.89%	6.25%	-	SOFR(M)	12/22/2029	560	553	560	0.1%
		First lien senior secured loan	9.88%	6.25%	-	SOFR(S)	12/22/2029	504	497	504	0.0%
		First lien senior secured revolving loan	9.89%	6.25%	-	SOFR(M)	12/22/2029	3,257	3,212	3,257	0.3%
		First lien senior secured delayed draw loan	9.89%	6.25%	-	SOFR(M)	12/22/2029	3,130	3,092	3,130	0.3%
Connect America.Com, LLC	(7)(8)	First lien senior secured loan	10.48%	2.75%	4.00%	SOFR(Q)	10/11/2029	26,289	25,896	24,764	2.3%
Diverzify Intermediate, LLC		First lien senior secured loan	11.82%	8.18%	-	SOFR(S)	5/11/2027	3,919	3,919	3,919	0.4%
	(9)(10)	First lien senior secured loan	-	-	-	-	5/11/2027	1,293	319	319	0.0%
		First lien senior secured loan	10.00%	10.00%	-	FIXED	5/11/2027	192	192	192	0.0%
Gusmer Enterprises, Inc.		First lien senior secured loan	9.23%	5.61%	-	SOFR(M)	5/7/2027	2,436	2,427	2,436	0.2%
		First lien senior secured revolving loan	9.23%	5.61%	-	SOFR(M)	5/7/2027	1,681	1,668	1,681	0.2%
		First lien senior secured delayed draw loan	9.23%	5.61%	-	SOFR(M)	5/7/2027	3,189	3,177	3,189	0.3%
		First lien senior secured delayed draw loan	9.23%	5.61%	-	SOFR(M)	5/7/2027	891	888	891	0.1%
PMFC Holding, LLC		First lien senior secured loan	11.74%	8.10%	-	SOFR(M)	7/31/2026	5,416	5,412	5,416	0.5%
		First lien senior secured revolving loan	11.75%	8.10%	-	SOFR(Q)	7/31/2026	267	267	267	0.0%
		First lien senior secured delayed draw loan	11.81%	8.15%	-	SOFR(Q)	7/31/2026	2,716	2,716	2,716	0.3%
Regiment Security Partners LLC	(8)	First lien senior secured loan	8.76%	5.10%	8.76%	SOFR(M)	9/15/2026	10,544	10,506	10,544	1.0%
	(9)(10)	First lien senior secured loan	-	-	-	-	9/15/2026	6,286	3,659	2,043	0.2%
	(8)	First lien senior secured revolving loan	8.75%	5.10%	8.75%	SOFR(M)	9/15/2026	497	497	497	0.0%
Superior Intermediate LLC (Landmark Structures)		First lien senior secured loan	9.14%	5.50%	-	SOFR(M)	12/18/2030	17,223	16,966	17,309	1.6%

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of June 30, 2026

(amounts in 000’s, except number of shares, units)

(Unaudited)

Portfolio Company	Footnotes (1)(2)	Investment(3)	Interest Rate	Spread(4)	PIK Rate	Reference(5)	Maturity Date	Principal/ Par	Amortized Cost(6)	Fair Value	Percentage of Net Assets
		First lien senior secured revolving loan	9.14%	5.50%	-	SOFR(M)	12/18/2030	-	-	-	0.0%
		First lien senior secured delayed draw loan	9.14%	5.50%	-	SOFR(M)	12/18/2030	6,821	6,665	6,855	0.6%
Tapco Buyer LLC		First lien senior secured loan	8.73%	5.00%	-	SOFR(Q)	11/15/2030	10,471	10,351	10,471	1.0%
		First lien senior secured loan	8.67%	5.00%	-	SOFR(M)	11/15/2030	2,906	2,876	2,906	0.3%
		First lien senior secured revolving loan	8.68%	5.00%	-	SOFR(Q)	11/15/2030	420	389	420	0.0%
		First lien senior secured delayed draw loan	8.73%	5.00%	-	SOFR(Q)	11/15/2030	7,302	7,302	7,302	0.7%
		First lien senior secured delayed draw loan	8.67%	5.00%	-	SOFR(Q)	11/15/2030	7,184	7,019	7,184	0.7%
								255,113	248,559	248,038	23.1%
Consumer staples distribution & retail
Evaaro US Bidco, Inc. (Keg Logistics LLC)	(11)	First lien senior secured loan	8.68%	5.00%	-	SOFR(Q)	4/4/2032	10,153	9,956	10,153	1.0%
		First lien senior secured revolving loan	8.68%	5.00%	-	SOFR(Q)	4/4/2032	-	-	-	0.0%
		First lien senior secured delayed draw loan	8.68%	5.00%	-	SOFR(Q)	4/4/2032	-	-	-	0.0%
								10,153	9,956	10,153	1.0%
Containers & packaging
Carton Packaging Buyer, Inc. (Century Box)		First lien senior secured loan	9.88%	6.25%	-	SOFR(S)	10/30/2028	23,654	23,338	23,181	2.2%
		First lien senior secured loan	9.88%	6.25%	-	SOFR(S)	10/30/2028	11,845	11,666	11,608	1.1%
		First lien senior secured revolving loan	9.88%	6.25%	-	SOFR(S)	10/30/2028	854	821	837	0.1%
Drew Foam Companies Inc.		First lien senior secured loan	9.83%	6.10%	-	SOFR(Q)	12/5/2028	6,867	6,788	6,867	0.6%
		First lien senior secured loan	9.82%	6.15%	-	SOFR(Q)	12/5/2028	19,520	19,364	19,520	1.8%
FCA, LLC		First lien senior secured loan	8.63%	5.00%	-	SOFR(S)	7/18/2028	18,673	18,561	18,580	1.8%
		First lien senior secured loan	9.39%	5.75%	-	SOFR(M)	7/18/2028	740	732	740	0.1%
M2S Group Intermediate Holdings, Inc.		First lien senior secured loan	8.41%	4.75%	-	SOFR(Q)	8/25/2031	35,862	33,844	34,966	3.3%
Monza Purchaser, LLC (Smyth)		First lien senior secured loan	9.23%	5.50%	-	SOFR(Q)	2/28/2030	26,227	25,839	26,293	2.5%

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of June 30, 2026

(amounts in 000’s, except number of shares, units)

(Unaudited)

Portfolio Company	Footnotes (1)(2)	Investment(3)	Interest Rate	Spread(4)	PIK Rate	Reference(5)	Maturity Date	Principal/ Par	Amortized Cost(6)	Fair Value	Percentage of Net Assets
		First lien senior secured revolving loan	9.23%	5.50%	-	SOFR(Q)	2/28/2030	2,878	2,756	2,885	0.3%
		First lien senior secured delayed draw loan	9.15%	5.50%	-	SOFR(Q)	2/28/2030	5,244	5,163	5,257	0.5%
Project Tahoe Acquisition Corp (Norton Packaging)		First lien senior secured loan	8.44%	4.75%	-	SOFR(Q)	1/1/2032	13,205	12,999	13,238	1.2%
		First lien senior secured revolving loan	8.44%	4.75%	-	SOFR(Q)	1/1/2032	-	-	-	0.0%
The Robinette Company		First lien senior secured loan	9.67%	6.00%	-	SOFR(Q)	5/10/2029	10,072	9,943	10,072	1.0%
		First lien senior secured revolving loan	9.67%	6.00%	-	SOFR(Q)	5/10/2029	2,414	2,362	2,414	0.2%
WCHG Buyer, Inc. (Handgards)		First lien senior secured loan	8.42%	4.75%	-	SOFR(Q)	4/10/2031	37,174	36,812	37,174	3.5%
								215,229	210,988	213,632	20.2%

Diversified consumer services
BCDI Meteor Acquisition, LLC		First lien senior secured loan	10.77%	7.10%	-	SOFR(S)	6/29/2028	15,517	15,356	15,517	1.5%
		First lien senior secured loan	10.77%	7.10%	-	SOFR(S)	6/29/2028	2,139	2,114	2,139	0.2%
								17,656	17,470	17,656	1.7%
Diversified telecommunication services
Network Connex (f/k/a NTI Connect, LLC)		First lien senior secured loan	10.50%	3.75%	-	PRIME	7/31/2027	1,934	1,931	1,934	0.2%

Financial services
SGCP Intermediate, Inc. (SG Credit)	(12)(13)	First lien senior secured loan	11.00%	11.00%	-	FIXED	7/15/2030	80,000	78,233	80,000	7.5%
		First lien senior secured loan	11.00%	11.00%	-	FIXED	7/15/2030	-	-	-	0.0%
		First lien senior secured delayed draw loan	11.00%	11.00%	-	FIXED	7/15/2030	25,000	24,494	25,000	2.4%
								105,000	102,727	105,000	9.9%
Food products
BC CS 2, L.P. (Cuisine Solutions, Inc.)	(11)(12)	First lien senior secured loan	9.69%	6.10%	-	SOFR(S)	7/8/2028	14,793	14,641	14,793	1.4%
BR PJK Produce, LLC (Keany)		First lien senior secured loan	10.09%	6.40%	-	SOFR(Q)	12/14/2027	28,892	28,599	28,459	2.7%
		First lien senior secured loan	10.09%	6.40%	-	SOFR(Q)	12/14/2027	4,273	4,225	4,209	0.4%
		First lien senior secured delayed draw loan	10.09%	6.40%	-	SOFR(Q)	12/14/2027	4,299	4,236	4,234	0.4%

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of June 30, 2026

(amounts in 000’s, except number of shares, units)

(Unaudited)

Portfolio Company	Footnotes (1)(2)	Investment(3)	Interest Rate	Spread(4)	PIK Rate	Reference(5)	Maturity Date	Principal/ Par	Amortized Cost(6)	Fair Value	Percentage of Net Assets
		First lien senior secured delayed draw loan	10.09%	6.40%	-	SOFR(Q)	12/14/2027	1,397	1,385	1,376	0.1%
CCFF Buyer, LLC (California Custom Fruits & Flavors, LLC)		First lien senior secured loan	8.64%	5.00%	-	SOFR(Q)	2/26/2030	13,687	13,457	13,824	1.3%
		First lien senior secured delayed draw loan	8.62%	5.00%	-	SOFR(S)	2/26/2030	8,493	8,416	8,578	0.8%
		First lien senior secured revolving loan	8.62%	5.00%	-	SOFR(S)	2/26/2030	-	-	-	0.0%
City Line Distributors LLC		First lien senior secured loan	9.92%	6.26%	-	SOFR(Q)	8/31/2028	8,672	8,564	8,672	0.8%
		First lien senior secured delayed draw loan	9.90%	6.26%	-	SOFR(Q)	8/31/2028	3,554	3,554	3,554	0.3%
		First lien senior secured revolving loan	9.90%	6.26%	-	SOFR(Q)	8/31/2028	337	309	337	0.0%
Gulf Pacific Acquisition, LLC		First lien senior secured loan	10.74%	7.10%	-	SOFR(M)	9/29/2028	19,669	19,462	19,669	1.9%
		First lien senior secured delayed draw loan	10.74%	7.10%	-	SOFR(M)	9/29/2028	1,659	1,656	1,659	0.2%
		First lien senior secured revolving loan	10.74%	7.10%	-	SOFR(M)	9/29/2028	2,098	2,047	2,098	0.2%
IF&P Foods, LLC (FreshEdge)		First lien senior secured loan	9.46%	5.73%	-	SOFR(Q)	10/3/2028	26,557	26,265	26,424	2.5%
		First lien senior secured loan	9.08%	5.35%	-	SOFR(Q)	10/3/2028	701	683	692	0.1%
		First lien senior secured loan	9.83%	6.10%	-	SOFR(Q)	10/3/2028	211	208	211	0.0%
		First lien senior secured delayed draw loan	9.46%	5.73%	-	SOFR(Q)	10/3/2028	3,943	3,905	3,924	0.4%
		First lien senior secured revolving loan	9.47%	5.73%	-	SOFR(Q)	10/3/2028	1,439	1,407	1,432	0.1%
J&K Ingredients, LLC		First lien senior secured loan	8.73%	5.00%	-	SOFR(Q)	11/16/2028	24,189	23,856	24,189	2.3%
		First lien senior secured loan	8.73%	5.00%	-	SOFR(Q)	11/16/2028	7,848	7,784	7,848	0.7%
		First lien senior secured delayed draw loan	8.73%	5.00%	-	SOFR(Q)	11/16/2028	-	-	-	0.0%
ML Buyer, LLC (Mama Lycha Foods, LLC)		First lien senior secured loan	9.41%	5.75%	-	SOFR(Q)	9/7/2029	11,381	11,223	11,381	1.1%
		First lien senior secured revolving loan	9.41%	5.75%	-	SOFR(Q)	9/7/2029	938	887	938	0.1%
Siegel Egg Co.,LLC	(9)(10)(14)	First lien senior secured loan	-	-	-	-	12/29/2028	894	894	894	0.1%
		First lien senior secured loan	-	-	-	-	12/29/2028	14,727	14,627	6,112	0.6%

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of June 30, 2026

(amounts in 000’s, except number of shares, units)

(Unaudited)

Portfolio Company	Footnotes (1)(2)	Investment(3)	Interest Rate	Spread(4)	PIK Rate	Reference(5)	Maturity Date	Principal/ Par	Amortized Cost(6)	Fair Value	Percentage of Net Assets
		First lien senior secured loan	-	-	-	-	12/29/2028	382	375	382	0.0%
		First lien senior secured loan	-	-	-	-	12/29/2028	912	894	912	0.1%
		First lien senior secured revolving loan	-	-	-	-	12/29/2028	3,179	3,159	1,319	0.1%
Texas Coffee Holdco LLC		First lien senior secured loan	11.31%	7.65%	-	SOFR(Q)	10/31/2030	14,925	14,436	14,925	1.4%
		First lien senior secured delayed draw loan	11.31%	7.65%	-	SOFR(Q)	10/31/2030	-	-	-	0.0%
Worldwide Produce Acquisition, LLC	(8)	First lien senior secured delayed draw loan	11.41%	2.50%	5.25%	SOFR(Q)	1/18/2029	585	575	566	0.1%
	(8)	First lien senior secured delayed draw loan	11.41%	2.50%	5.25%	SOFR(Q)	1/18/2029	485	469	470	0.0%
	(8)	First lien senior secured delayed draw loan	11.41%	2.50%	5.25%	SOFR(Q)	1/18/2029	-	-	-	0.0%
		First lien senior secured revolving loan	10.40%	6.75%	-	SOFR(Q)	1/18/2029	64	64	62	0.0%
	(8)	First lien senior secured loan	11.41%	2.50%	5.25%	SOFR(Q)	1/18/2029	2,981	2,938	2,884	0.3%
								228,164	225,200	217,027	20.5%
Health care equipment & supplies
ECS Opco 1, LLC (Spectrum Vascular)		First lien senior secured loan	8.73%	5.00%	-	SOFR(Q)	3/26/2031	5,831	5,769	5,277	0.5%
		First lien senior secured delayed draw loan	8.73%	5.00%	-	SOFR(Q)	3/26/2031	-	-	-	0.0%
		First lien senior secured revolving loan	8.73%	5.00%	-	SOFR(Q)	3/26/2031	1,007	990	911	0.1%
LSL Industries, LLC		First lien senior secured loan	10.93%	7.26%	-	SOFR(Q)	11/3/2027	17,897	17,626	17,897	1.7%
		First lien senior secured revolving loan	10.93%	7.26%	-	SOFR(Q)	11/3/2027	-	-	-	0.0%
								24,735	24,385	24,085	2.3%

Health care providers & services
Aegis Toxicology Sciences Corporation		First lien senior secured loan	9.70%	6.00%	-	SOFR(Q)	6/20/2030	27,223	26,768	27,223	2.6%
		First lien senior secured revolving loan	9.73%	6.00%	-	SOFR(Q)	6/20/2030	4,615	4,523	4,615	0.4%
Brightview, LLC		First lien senior secured loan	8.39%	4.75%	-	SOFR(Q)	12/14/2029	15,600	15,467	15,600	1.5%
		First lien senior secured delayed draw loan	8.39%	4.75%	-	SOFR(Q)	12/14/2029	-	-	-	0.0%

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of June 30, 2026

(amounts in 000’s, except number of shares, units)

(Unaudited)

Portfolio Company	Footnotes (1)(2)	Investment(3)	Interest Rate	Spread(4)	PIK Rate	Reference(5)	Maturity Date	Principal/ Par	Amortized Cost(6)	Fair Value	Percentage of Net Assets
		First lien senior secured revolving loan	8.39%	4.75%	-	SOFR(Q)	12/14/2029	-	-	-	0.0%
		First lien senior secured delayed draw loan	8.50%	4.85%	-	SOFR(Q)	12/14/2029	2,268	2,268	2,268	0.2%
		First lien senior secured delayed draw loan	8.39%	4.75%	-	SOFR(Q)	12/14/2029	-	-	-	0.0%
Guardian Dentistry Practice Management, LLC		First lien senior secured loan	9.26%	5.61%	-	SOFR(M)	8/20/2027	5,822	5,784	5,822	0.5%
		First lien senior secured delayed draw loan	9.26%	5.61%	-	SOFR(M)	8/20/2027	11,413	11,342	11,413	1.1%
		First lien senior secured delayed draw loan	9.26%	5.61%	-	SOFR(M)	8/20/2027	4,452	4,443	4,452	0.4%
		First lien senior secured revolving loan	11.25%	4.50%	-	PRIME	8/20/2027	124	124	124	0.0%
Guided Practice Solutions: Dental, LLC (GPS)		First lien senior secured delayed draw loan	10.01%	6.36%	-	SOFR(M)	11/24/2026	16,402	16,339	16,402	1.5%
		First lien senior secured delayed draw loan	10.01%	6.36%	-	SOFR(M)	11/24/2026	3,920	3,920	3,920	0.4%
		First lien senior secured delayed draw loan	10.01%	6.36%	-	SOFR(M)	11/24/2026	9,588	9,589	9,588	0.9%
Integrated Dermatology, LLC		First lien senior secured loan	10.16%	6.50%	-	SOFR(Q)	8/1/2030	25,298	24,864	25,171	2.4%
		First lien senior secured revolving loan	10.16%	6.50%	-	SOFR(Q)	8/1/2030	797	760	793	0.1%
		First lien senior secured delayed draw loan	10.16%	6.50%	-	SOFR(Q)	8/1/2030	1,146	1,052	1,140	0.1%
Light Wave Dental Management, LLC		First lien senior secured revolving loan	9.23%	5.50%	-	SOFR(Q)	6/30/2029	3,837	3,763	3,837	0.4%
		First lien senior secured loan	9.23%	5.50%	-	SOFR(Q)	6/30/2029	21,860	21,498	21,860	2.1%
		First lien senior secured loan	9.23%	5.50%	-	SOFR(Q)	6/30/2029	2,714	2,672	2,714	0.3%
		First lien senior secured loan	9.23%	5.50%	-	SOFR(Q)	6/30/2029	486	477	486	0.0%
		First lien senior secured loan	9.23%	5.50%	-	SOFR(Q)	6/30/2029	2,254	2,227	2,254	0.2%
MVP VIP Borrower, LLC		First lien senior secured loan	10.23%	6.50%	-	SOFR(Q)	1/3/2029	19,185	18,914	19,185	1.8%
		First lien senior secured delayed draw loan	10.23%	6.50%	-	SOFR(Q)	1/3/2029	1,547	1,526	1,547	0.1%
NMA Holdings, LLC (Neuromonitoring Associates)		First lien senior secured loan	8.67%	5.00%	-	SOFR(Q)	12/18/2030	16,178	15,917	16,340	1.5%
		First lien senior secured revolving loan	8.67%	5.00%	-	SOFR(Q)	12/18/2030	-	-	-	0.0%

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of June 30, 2026

(amounts in 000’s, except number of shares, units)

(Unaudited)

Portfolio Company	Footnotes (1)(2)	Investment(3)	Interest Rate	Spread(4)	PIK Rate	Reference(5)	Maturity Date	Principal/ Par	Amortized Cost(6)	Fair Value	Percentage of Net Assets
		First lien senior secured delayed draw loan	8.67%	5.00%	-	SOFR(Q)	12/18/2030	1,606	1,566	1,622	0.2%
Redwood MSO, LLC (Smile Partners)		First lien senior secured loan	9.40%	5.75%	-	SOFR(Q)	12/20/2029	1,835	1,818	1,835	0.2%
		First lien senior secured loan	9.48%	5.75%	-	SOFR(Q)	12/20/2029	11,047	10,857	11,047	1.0%
		First lien senior secured delayed draw loan	9.48%	5.75%	-	SOFR(Q)	12/20/2029	1,825	1,793	1,825	0.2%
		First lien senior secured revolving loan	9.48%	5.75%	-	SOFR(Q)	12/20/2029	164	148	164	0.0%
Refocus Management Services, LLC		First lien senior secured loan	8.73%	5.00%	-	SOFR(Q)	2/14/2029	17,946	17,591	17,946	1.7%
		First lien senior secured delayed draw loan	8.67%	5.00%	-	SOFR(Q)	2/14/2029	7,055	6,889	7,055	0.7%
		First lien senior secured delayed draw loan	8.67%	5.00%	-	SOFR(Q)	2/14/2029	8,340	8,310	8,340	0.8%
		First lien senior secured revolving loan	8.73%	5.00%	-	SOFR(Q)	2/14/2029	-	-	-	0.0%
Salt Dental Collective LLC		First lien senior secured delayed draw loan	10.49%	6.85%	-	SOFR(M)	2/15/2028	21,007	20,817	21,007	2.0%
		First lien senior secured delayed draw loan	10.49%	6.85%	-	SOFR(M)	2/15/2028	3,920	3,920	3,920	0.4%
SGA Dental Partners		First lien senior secured loan	9.66%	6.00%	-	SOFR(Q)	6/13/2031	23,767	23,158	23,648	2.2%
								295,241	291,104	295,163	27.9%
Household durables
Curio Brands, LLC		First lien senior secured loan	8.73%	5.00%	-	SOFR(Q)	4/2/2031	10,021	9,926	10,021	0.9%
		First lien senior secured revolving loan	8.73%	5.00%	-	SOFR(Q)	4/2/2031	-	-	-	0.0%
		First lien senior secured delayed draw loan	8.73%	5.00%	-	SOFR(Q)	4/2/2031	-	-	-	0.0%
Del-Air Heating, Air Conditioning & Refrigeration, LLC		First lien senior secured loan	9.15%	5.50%	-	SOFR(Q)	2/4/2031	5,233	5,169	5,102	0.5%
		First lien senior secured revolving loan	9.17%	5.50%	-	SOFR(Q)	2/4/2031	1,232	1,205	1,201	0.1%
		First lien senior secured delayed draw loan	9.17%	5.50%	-	SOFR(Q)	2/4/2031	3,345	3,295	3,262	0.3%
								19,831	19,595	19,586	1.8%
Household products
CREO Group Inc. (HMS Manufacturing)	(8)	First lien senior secured loan	10.16%	6.51%	-	SOFR(Q)	9/24/2029	30	30	29	0.0%
	(8)	First lien senior secured loan	10.16%	6.51%	-	SOFR(Q)	9/24/2029	33,792	33,255	32,778	3.1%

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of June 30, 2026

(amounts in 000’s, except number of shares, units)

(Unaudited)

Portfolio Company	Footnotes (1)(2)	Investment(3)	Interest Rate	Spread(4)	PIK Rate	Reference(5)	Maturity Date	Principal/ Par	Amortized Cost(6)	Fair Value	Percentage of Net Assets
	(8)	First lien senior secured revolving loan	10.24%	6.51%	-	SOFR(Q)	9/24/2029	4,662	4,414	4,522	0.4%
Home Brands Group Holdings, Inc. (ReBath)		First lien senior secured loan	8.89%	5.25%	-	SOFR(M)	1/8/2028	14,979	14,904	14,979	1.4%
		First lien senior secured revolving loan	8.89%	5.25%	-	SOFR(M)	1/8/2028	1,574	1,571	1,574	0.1%
								55,037	54,174	53,882	5.0%
Insurance
Allcat Claims Service, LLC		First lien senior secured loan	9.74%	6.10%	-	SOFR(M)	7/7/2027	942	937	942	0.1%
		First lien senior secured delayed draw loan	9.74%	6.10%	-	SOFR(M)	7/7/2027	21,060	20,891	21,060	2.0%
		First lien senior secured delayed draw loan	9.74%	6.10%	-	SOFR(M)	7/7/2027	-	-	-	0.0%
		First lien senior secured revolving loan	9.74%	6.10%	-	SOFR(M)	7/7/2027	1,801	1,753	1,801	0.2%
								23,803	23,581	23,803	2.3%
IT services
Improving Acquisition, LLC		First lien senior secured loan	10.38%	6.65%	-	SOFR(Q)	7/26/2027	34,364	34,132	34,364	3.2%
		First lien senior secured revolving loan	10.33%	6.65%	-	SOFR(Q)	7/26/2027	167	160	167	0.0%
								34,531	34,292	34,531	3.2%
Leisure products
MacNeill Pride Group Corp.		First lien senior secured loan	10.49%	6.76%	-	SOFR(Q)	4/22/2029	13,123	12,939	13,057	1.2%
		First lien senior secured revolving loan	10.49%	6.76%	-	SOFR(Q)	4/22/2029	-	-	-	0.0%
Olibre Borrower LLC (Revelyst)		First lien senior secured loan	9.48%	5.75%	-	SOFR(Q)	1/3/2030	33,416	32,913	33,500	3.2%
TG Parent Newco LLC (Trademark Global LLC)	(9)(10)(13)	First lien senior secured loan	-	-	-	-	6/30/2027	12,623	12,555	6,753	0.6%
	(9)(10)(13)	First lien senior secured revolving loan	-	-	-	-	6/30/2027	3,055	3,040	1,634	0.2%
	(13)	First lien senior secured loan	12.43%	8.76%	-	SOFR(Q)	6/30/2027	332	325	332	0.0%
VENUplus, Inc. (f/k/a CTM Group, Inc.)	(8)	First lien senior secured loan	11.24%	6.85%	0.75%	SOFR(M)	11/30/2026	391	387	393	0.0%
	(8)	First lien senior secured delayed draw loan	11.22%	6.85%	0.75%	SOFR(M)	11/30/2026	69	69	69	0.0%
	(8)	First lien senior secured loan	11.24%	6.85%	0.75%	SOFR(M)	11/30/2026	4,464	4,446	4,485	0.4%
								67,473	66,674	60,223	5.6%
Machinery

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of June 30, 2026

(amounts in 000’s, except number of shares, units)

(Unaudited)

Portfolio Company	Footnotes (1)(2)	Investment(3)	Interest Rate	Spread(4)	PIK Rate	Reference(5)	Maturity Date	Principal/ Par	Amortized Cost(6)	Fair Value	Percentage of Net Assets
CMT Intermediate Holdings, LLC (Capital Machine Technologies)		First lien senior secured loan	9.14%	5.50%	-	SOFR(M)	3/29/2030	15,972	15,653	16,052	1.5%
		First lien senior secured revolving loan	9.14%	5.50%	-	SOFR(M)	3/29/2030	-	-	-	0.0%
Eppinger Technologies, LLC	(8)(11)	First lien senior secured loan	12.38%	7.90%	0.75%	SOFR(Q)	10/31/2026	24,816	24,618	24,816	2.3%
	(8)(11)	First lien senior secured revolving loan	11.32%	6.90%	0.75%	SOFR(Q)	10/31/2026	2,224	2,224	2,224	0.2%
LEM Buyer, Inc. (CFS Technologies Intermediate, Inc.)		First lien senior secured delayed draw loan	9.42%	5.75%	-	SOFR(Q)	4/24/2031	-	-	-	0.0%
		First lien senior secured revolving loan	9.42%	5.75%	-	SOFR(Q)	4/24/2031	-	-	-	0.0%
		First lien senior secured revolving loan	9.42%	5.75%	-	SOFR(Q)	4/24/2031	1,319	1,236	1,326	0.1%
		First lien senior secured loan	9.42%	5.75%	-	SOFR(Q)	4/24/2031	11,094	10,953	11,150	1.1%
		First lien senior secured loan	9.42%	5.75%	-	SOFR(Q)	4/24/2031	15,425	15,222	15,502	1.5%
		First lien senior secured delayed draw loan	9.42%	5.75%	-	SOFR(Q)	4/24/2031	4,874	4,874	4,899	0.5%
MRC Keystone Acquisition LLC (Automated Handling Solutions)		First lien senior secured loan	9.23%	5.50%	-	SOFR(Q)	12/18/2029	13,806	13,530	13,496	1.3%
		First lien senior secured revolving loan	9.23%	5.50%	-	SOFR(Q)	12/18/2029	-	-	-	0.0%
RMH Systems, LLC		First lien senior secured loan	8.91%	5.25%	-	SOFR(Q)	2/4/2030	10,134	9,980	9,982	0.9%
		First lien senior secured delayed draw loan	8.91%	5.25%	-	SOFR(Q)	2/4/2030	2,684	2,557	2,643	0.2%
		First lien senior secured revolving loan	8.91%	5.25%	-	SOFR(Q)	2/4/2030	-	-	-	0.0%
United Titanium, LLC		First lien senior secured loan	8.23%	4.50%	-	SOFR(Q)	8/29/2031	18,320	18,074	18,320	1.7%
		First lien senior secured revolving loan	8.23%	4.50%	-	SOFR(Q)	8/29/2031	-	-	-	0.0%
								120,668	118,921	120,410	11.3%

Personal care products
DRS Holdings III, Inc. (Dr. Scholl's)		First lien senior secured loan	8.89%	5.25%	-	SOFR(M)	11/1/2028	5,986	5,929	5,986	0.6%
		First lien senior secured loan	8.89%	5.25%	-	SOFR(M)	11/1/2028	9,679	9,634	9,679	0.9%
		First lien senior secured revolving loan	8.89%	5.25%	-	SOFR(M)	11/1/2028	-	-	-	0.0%

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of June 30, 2026

(amounts in 000’s, except number of shares, units)

(Unaudited)

Portfolio Company	Footnotes (1)(2)	Investment(3)	Interest Rate	Spread(4)	PIK Rate	Reference(5)	Maturity Date	Principal/ Par	Amortized Cost(6)	Fair Value	Percentage of Net Assets
INW Manufacturing, LLC		First lien senior secured loan	9.42%	5.75%	-	SOFR(Q)	1/23/2031	24,875	24,416	24,626	2.3%
PH Beauty Holdings III, Inc.		First lien senior secured revolving loan	9.18%	5.50%	-	SOFR(S)	9/28/2027	-	-	-	0.0%
		First lien senior secured loan	9.18%	5.50%	-	SOFR(S)	9/28/2027	-	-	-	0.0%
		First lien senior secured loan	9.18%	5.50%	-	SOFR(S)	9/28/2027	12,725	12,570	12,725	1.2%
								53,265	52,549	53,016	5.0%
Pharmaceuticals
Foundation Consumer Brands, LLC		First lien senior secured loan	8.72%	5.10%	-	SOFR(M)	2/12/2029	1,823	1,795	1,823	0.2%
		First lien senior secured revolving loan	8.72%	5.10%	-	SOFR(M)	2/12/2029	-	-	-	0.0%
								1,823	1,795	1,823	0.2%
Professional services
4 Over International, LLC	(9)(10)	First lien senior secured loan	-	-	-	-	12/7/2026	19,203	19,077	15,650	1.5%
CI (MG) Group, LLC (Mariani Premier Group)		First lien senior secured loan	9.23%	5.50%	-	SOFR(Q)	3/27/2030	21,081	20,831	21,240	2.0%
		First lien senior secured delayed draw loan	9.23%	5.50%	-	SOFR(Q)	3/27/2030	5,565	5,471	5,607	0.5%
		First lien senior secured delayed draw loan	9.23%	5.50%	-	SOFR(Q)	3/27/2030	918	906	924	0.1%
		First lien senior secured revolving loan	9.23%	5.50%	-	SOFR(Q)	3/27/2030	1,521	1,492	1,533	0.1%
DISA Holdings Corp.		First lien senior secured delayed draw loan	8.69%	5.00%	-	SOFR(Q)	9/9/2028	8,194	8,078	8,194	0.8%
		First lien senior secured delayed draw loan	8.69%	5.00%	-	SOFR(Q)	9/9/2028	1,045	1,045	1,045	0.1%
		First lien senior secured revolving loan	8.69%	5.00%	-	SOFR(Q)	9/9/2028	-	-	-	0.0%
		First lien senior secured loan	8.69%	5.00%	-	SOFR(Q)	9/9/2028	1,291	1,280	1,291	0.1%
		First lien senior secured loan	8.69%	5.00%	-	SOFR(Q)	9/9/2028	21,617	21,338	21,617	2.0%
Envirotech Services, LLC		First lien senior secured loan	9.42%	5.75%	-	SOFR(Q)	1/18/2029	32,149	31,642	32,149	3.0%
		First lien senior secured loan	9.42%	5.75%	-	SOFR(S)	1/18/2029	121	119	121	0.0%
		First lien senior secured revolving loan	9.42%	5.75%	-	SOFR(Q)	1/18/2029	600	504	600	0.1%
KAMC Holdings, Inc. (Franklin Energy)		First lien senior secured loan	8.91%	5.25%	-	SOFR(Q)	8/1/2031	18,698	18,460	18,324	1.7%

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of June 30, 2026

(amounts in 000’s, except number of shares, units)

(Unaudited)

Portfolio Company	Footnotes (1)(2)	Investment(3)	Interest Rate	Spread(4)	PIK Rate	Reference(5)	Maturity Date	Principal/ Par	Amortized Cost(6)	Fair Value	Percentage of Net Assets
		First lien senior secured revolving loan	8.91%	5.25%	-	SOFR(Q)	8/1/2031	472	449	463	0.0%
PGI Parent LLC (Prime Electric)		First lien senior secured loan	8.73%	5.00%	-	SOFR(Q)	12/31/2031	13,094	12,973	13,094	1.2%
		First lien senior secured revolving loan	10.75%	4.00%	-	PRIME	12/31/2031	1,234	1,199	1,234	0.1%
								146,803	144,864	143,086	13.3%

Textiles, apparel & luxury goods
American Soccer Company, Incorporated (SCORE)	(9)(10)	First lien senior secured revolving loan	-	-	-	-	7/20/2027	3,143	3,143	6,286	0.6%
		First lien senior secured loan	-	-	-	-	7/20/2027	29,066	28,015	12,426	1.2%
		First lien senior secured revolving loan	-	-	-	-	7/20/2027	4,976	4,808	2,127	0.2%
BEL USA, LLC	(9)(10)	First lien senior secured loan	-	-	-	-	6/2/2026	974	974	974	0.1%
		First lien senior secured loan	-	-	-	-	6/2/2026	5,486	5,423	1,278	0.1%
		First lien senior secured loan	-	-	-	-	6/2/2026	90	89	21	0.0%
YS Garments, LLC		First lien senior secured loan	11.24%	7.60%	-	SOFR(Q)	8/9/2027	7,065	6,981	6,429	0.6%
								50,800	49,433	29,541	2.8%
Distributors (Trading companies & distributors)	(15)
AIDC IntermediateCo 2, LLC (Peak Technologies)		First lien senior secured loan	9.14%	5.50%	-	SOFR(M)	7/22/2027	33,775	33,476	33,691	3.2%
CGI Automated Manufacturing, LLC	(8)	First lien senior secured loan	10.93%	2.76%	4.50%	SOFR(Q)	12/15/2028	17,620	17,361	17,620	1.7%
	(8)	First lien senior secured loan	10.93%	2.76%	4.50%	SOFR(Q)	12/15/2028	3,221	3,178	3,221	0.3%
	(8)	First lien senior secured loan	10.93%	2.76%	4.50%	SOFR(Q)	12/15/2028	6,790	6,719	6,790	0.6%
	(8)	First lien senior secured delayed draw loan	10.93%	2.76%	4.50%	SOFR(Q)	12/15/2028	3,674	3,625	3,674	0.3%
		First lien senior secured revolving loan	10.93%	7.26%	-	SOFR(Q)	12/15/2028	1,362	1,324	1,362	0.1%
Dusk Acquisition II Corporation (Motors & Armatures, Inc. – MARS)		First lien senior secured loan	9.73%	6.00%	-	SOFR(Q)	7/12/2029	7,357	7,143	7,357	0.7%
		First lien senior secured loan	9.73%	6.00%	-	SOFR(Q)	7/12/2029	3,885	3,824	3,885	0.4%

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of June 30, 2026

(amounts in 000’s, except number of shares, units)

(Unaudited)

Portfolio Company	Footnotes (1)(2)	Investment(3)	Interest Rate	Spread(4)	PIK Rate	Reference(5)	Maturity Date	Principal/ Par	Amortized Cost(6)	Fair Value	Percentage of Net Assets
Engineered Fastener Company, LLC (EFC International)		First lien senior secured loan	10.38%	6.65%	-	SOFR(Q)	11/1/2027	23,009	22,817	23,009	2.2%
Genuine Cable Group, LLC		First lien senior secured loan	8.99%	5.35%	-	SOFR(M)	5/3/2027	28,270	28,114	28,270	2.7%
		First lien senior secured loan	8.99%	5.35%	-	SOFR(M)	5/3/2027	5,366	5,330	5,366	0.5%
I.D. Images Acquisition, LLC		First lien senior secured loan	9.14%	5.50%	-	SOFR(M)	12/31/2028	5,561	5,469	5,561	0.5%
		First lien senior secured loan	9.14%	5.50%	-	SOFR(M)	12/31/2028	7,728	7,699	7,728	0.7%
		First lien senior secured loan	9.14%	5.50%	-	SOFR(M)	12/31/2028	4,403	4,378	4,403	0.4%
		First lien senior secured loan	9.14%	5.50%	-	SOFR(M)	12/31/2028	1,016	986	1,016	0.1%
		First lien senior secured delayed draw loan	9.14%	5.50%	-	SOFR(M)	12/31/2028	2,420	2,397	2,420	0.2%
		First lien senior secured revolving loan	9.14%	5.50%	-	SOFR(M)	12/31/2028	-	-	-	0.0%
Krayden Holdings, Inc.		First lien senior secured delayed draw loan	8.48%	4.75%	-	SOFR(Q)	3/1/2029	1,763	1,763	1,763	0.2%
		First lien senior secured delayed draw loan	8.48%	4.75%	-	SOFR(Q)	3/1/2029	1,763	1,763	1,763	0.2%
		First lien senior secured revolving loan	8.48%	4.75%	-	SOFR(Q)	3/1/2029	795	767	795	0.1%
		First lien senior secured loan	8.48%	4.75%	-	SOFR(Q)	3/1/2029	9,252	9,099	9,252	0.9%

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of June 30, 2026

(amounts in 000’s, except number of shares, units)

(Unaudited)

Portfolio Company	Footnotes (1)(2)	Investment(3)	Interest Rate	Spread(4)	PIK Rate	Reference(5)	Maturity Date	Principal/ Par	Amortized Cost(6)	Fair Value	Percentage of Net Assets
Lakewood Acquisition Corporation (R&B Wholesale)		First lien senior secured loan	9.17%	5.50%	-	SOFR(Q)	1/24/2030	29,324	28,728	29,324	2.8%
		First lien senior secured revolving loan	9.17%	5.50%	-	SOFR(Q)	1/24/2030	-	-	-	0.0%
OAO Acquisitions, Inc. (BearCom)		First lien senior secured loan	8.64%	5.00%	-	SOFR(M)	12/27/2029	20,861	20,655	20,861	2.0%
		First lien senior secured loan	8.64%	5.00%	-	SOFR(M)	12/27/2029	845	838	845	0.1%
		First lien senior secured delayed draw loan	8.64%	5.00%	-	SOFR(M)	12/27/2029	4,429	4,403	4,429	0.4%
		First lien senior secured revolving loan	8.64%	5.00%	-	SOFR(M)	12/27/2029	-	-	-	0.0%
Workholding US Holdings, LLC (Forkardt Hardinge)		First lien senior secured loan	9.67%	6.00%	-	SOFR(Q)	10/23/2029	7,266	7,117	7,193	0.7%
		First lien senior secured revolving loan	9.67%	6.00%	-	SOFR(Q)	10/23/2029	3,422	3,373	3,388	0.3%
								235,177	232,346	234,986	22.3%
Wireless telecommunication services
Centerline Communications, LLC	(8)	First lien senior secured loan	11.32%	6.15%	1.50%	SOFR(Q)	6/1/2028	6,925	6,779	6,267	0.7%
		First lien senior secured loan	11.82%	8.15%	-	SOFR(Q)	6/1/2028	999	980	1,009	0.1%
	(8)	First lien senior secured loan	11.32%	6.15%	1.50%	SOFR(Q)	6/1/2028	10,721	10,546	9,702	1.0%
	(8)	First lien senior secured delayed draw loan	11.32%	6.15%	1.50%	SOFR(Q)	6/1/2028	8,317	8,181	7,527	0.8%
	(8)	First lien senior secured delayed draw loan	11.32%	6.15%	1.50%	SOFR(Q)	6/1/2028	7,235	7,121	6,548	0.6%
	(8)	First lien senior secured revolving loan	11.32%	6.15%	1.50%	SOFR(Q)	6/1/2028	2,126	2,091	1,924	0.2%
	(8)	First lien senior secured loan	11.32%	6.15%	1.50%	SOFR(Q)	6/1/2028	1,186	1,162	1,073	0.1%
								37,509	36,860	34,050	3.5%
Total Debt Investments								2,281,257	2,244,954	2,222,793	209.8%

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of June 30, 2026

(amounts in 000’s, except number of shares, units)

(Unaudited)

Portfolio Company	Footnotes(1)(2)	Investment	Acquisition Date	Number of Shares/Units	Cost	Fair Value	Percentage of Net Assets
Equity Investments(10)(16)
Aerospace & defense
Quatro Group Holdings, LP (S3 AeroDefense)		Class A2 units	5/1/2026	500	500	500	0.0%
					500	500	0.0%
Building products
US Masonry & Building Products Co. (f/k/a US Anchors Group, Inc.)	(17)	Class A Common	7/15/2024	617,421	-	-	0.0%
US Masonry & Building Products Co. (f/k/a US Anchors Group, Inc.)	(17)	Preferred	7/15/2024	617,421	617	486	0.0%
					617	486	0.0%
Commercial services & supplies
American Equipment Holdings LLC	(18)	Class A units	4/8/2022	175	284	722	0.1%
ArborWorks Intermediate Holdco, LLC	(17)	Class A preferred units	11/6/2023	21,716	9,179	16,508	1.6%
	(17)	Class B preferred units	11/6/2023	21,716	-	-	0.0%
	(17)	Class A common units	11/6/2023	2,604	-	-	0.0%
Bloomington Holdings, LP (BW Fusion)	(17)	Class A1 common units	11/5/2024	500	500	309	0.0%
BLP Buyer, Inc. (Bishop Lifting Products)	(19)	Class A common	2/1/2022	582,469	652	813	0.1%
					10,615	18,352	1.7%
Containers & packaging
Robinette Company Acquisition, LLC	(17)	Class A common units	5/10/2024	9	-	255	0.0%
	(17)	Class A preferred units	5/10/2024	500	500	515	0.0%
					500	770	0.0%
Financial services
SGCP Holdings, LLC (SG Credit)	(13)	Class A common	7/15/2025	408,387	11,441	11,437	1.1%
	(13)	Class C common	7/15/2025	102,260	563	563	0.1%
					12,004	12,000	1.1%
Food products
BC CS 2, L.P. (Cuisine Solutions, Inc.)	(11)(12)	Series A preferred stock	7/8/2022	2,000,000	2,000	3,797	0.4%
CCFF Parent, LLC (California Custom Fruits & Flavors, LLC)	(17)	Class A-1 units	2/26/2024	750	511	1,000	0.1%
City Line Distributors LLC	(17)	Class A units	8/31/2023	669,866	670	518	0.0%
Gulf Pacific Holdings, LLC	(18)	Class A common	9/30/2022	250	250	-	0.0%
	(18)	Class C common	9/30/2022	250	-	-	0.0%
ML Buyer, LLC (Mama Lycha Foods, LLC)	(17)	Class A units	9/9/2024	250	250	150	0.0%
NSC Coffee Investors, LLC	(17)	Class A preferred	10/31/2025	182,277	2,000	1,700	0.2%
Siegel Parent, LLC	(14)(20)	Class A units	12/29/2021	250	250	-	0.0%
	(14)(21)	Class A units	1/21/2026	4,481	-	-	0.0%
	(14)(20)	Convertible note	1/19/2024	28	28	-	0.0%
WPP Fairway Aggregator A, L.P. (IF&P Foods, LLC- FreshEdge)	(18)	Class A preferred	10/3/2022	773	770	596	0.1%
	(18)	Class B common	10/3/2022	750	3	-	0.0%

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of June 30, 2026

(amounts in 000’s, except number of shares, units)

(Unaudited)

					6,732	7,761	0.7%
Health care equipment & supplies
LSL Industries, LLC (LSL Healthcare)	(18)	Common	11/1/2022	7,500	750	363	0.0%
Health care providers & services
NMA Super Holdings, LLC (Neuromonitoring Associates)	(17)	Class A membership interests	12/18/2024	1,000,000	1,000	3,293	0.3%
Leisure products
TG Parent Newco LLC (Trademark Global LLC)	(13)(17)	Common	9/16/2024	8	-	-	0.0%
Machinery
RMH Systems, LLC	(17)	Class A-1 Units	2/4/2025	551	551	300	0.0%
Textiles, apparel & luxury goods
BVG SCORE Buyer, Inc. (American Soccer Company, Incorporated)	(20)	Common	7/20/2022	1,000,000	1,000	-	0.0%
	(20)	Preferred	7/20/2022	97,964	98	-	0.0%
Total Equity Investments					34,367	43,825	4.1%
Total Debt and Equity Investments					2,279,321	2,266,618	213.9%

Portfolio Company	Footnotes(1)(2)	Number of Shares	Cost	Fair Value	Percentage of Net Assets
Investments in Money Market Funds
Morgan Stanley Institutional Liquidity Fund, Institutional Class, 3.51%	(22)	25,183,577	25,184	25,184	2.4%
Total Investments in Money Market Funds		25,183,577	25,184	25,184	2.4%

Total Investments			$2,304,505	$2,291,802	216.2%

Liabilities in Excess of Other Assets				(1,232,150)	(116.2)%
Net Assets				$1,059,652	100.0%

(1)
As of June 30, 2026, unless otherwise noted, investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company. As of June 30, 2026, the total value of the Company’s non-controlled, non-affiliated investments was $2,131,279.
(2)
Unless otherwise noted, security is a Level 3 holding. As of June 30, 2026, the aggregate value of Level 3 securities held by the Company was $2,266,618. The value of each investment was determined using unobservable inputs. See Note 5 – Fair Value.
(3)
Debt investments are pledged to the Company’s credit facilities, and a single debt investment may be divided into parts that are individually pledged to separate credit facilities.
(4)
Includes Secured Overnight Financing Rate (“SOFR”) credit spread adjustment if applicable.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of June 30, 2026

(amounts in 000’s, except number of shares, units)

(Unaudited)

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
(9)
Debt investment on non-accrual status as of June 30, 2026.
(10)
Non-income producing investment.
(11)
Non-qualifying investment as defined by Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2026, 2.4% of the Company’s total assets were in non-qualifying investments.
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

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of June 30, 2026

(amounts in 000’s, except number of shares, units)

(Unaudited)

the Company would own 72.0% - 91.0% of the outstanding common equity of SG Credit depending upon certain tag-along rights and any shares issued under SG Credit’s management incentive plan. If the call option is exercised, the Company would still not control SG Credit, nor would it consolidate its common equity investment in SG Credit.

As of June 30, 2026, the total value of the Company’s investments in non-controlled affiliates was $125,719 (5.7% of amortized cost of total long-term investments) and are described below.

Investment(1)	Value at 12/31/2025	Gross Additions(a)	Gross Reductions (b)	Net Realized Gains (Losses)	Net Change in Unrealized Gains(Losses)	Value at 06/30/2026	Interest and PIK Income	Dividend Income	Other Income
TG Parent Newco LLC (Trademark Global LLC) - debt investment	$8,684	$565	$-	$-	$(530)	$8,719	$-	$-	$-
TG Parent Newco LLC (Trademark Global LLC) - equity investment	-	-	-	-	-	-	-	-	-
SGCP Intermediate, Inc. (SG Credit) - debt investment	93,000	11,624	-	-	376	105,000	6,080	-	-
SGCP Holdings, LLC (SG Credit) - equity investment	12,000	3	-	-	(3)	12,000	-	-	-
Total	$113,684	$12,192	$-	$-	$(157)	$125,719	$6,080	$-	$-

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

As of June 30, 2026, the total value of the Company's investments in controlled affiliates was $9,620 (0.9% of amortized cost of total long-term investments) and are described below.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of June 30, 2026

(amounts in 000’s, except number of shares, units)

(Unaudited)

Investment(1)	Value at 12/31/2025	Gross Additions(a)	Gross Reductions (b)	Net Realized Gains (Losses)	Net Change in Unrealized Gains(Losses)	Value at 06/30/2026	Interest and PIK Income	Dividend Income	Other Income
Siegel Egg Co., LLC - debt investment	$-	$12,672	$-	$-	$(3,052)	$9,620	$-	$-	$-
Siegel Egg Co., LLC - equity investment	-	-	-	-	-	-	-	-	-
Total	$-	$12,672	$-	$-	$(3,052)	$9,620	$-	$-	$-

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
(16)
Security is exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act.
(17)
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
(18)
The Company owns 31.59% of a pass-through, taxable limited liability company, KSCF IV Equity Aggregator Blocker, LLC (the “Aggregator Blocker”), which holds the Company’s equity investments in American Equipment Holdings LLC, Gulf Pacific Holdings, LLC, WPP Fairway Aggregator A, L.P. (IF&P Foods, LLC - FreshEdge) and LSL Industries, LLC (LSL Healthcare). Through the Company’s ownership of the Aggregator Blocker, the Company owns the respective units of each company listed above in the Schedule of Investments.
(19)
The Company owns 0.53% of the common equity of BLP Buyer, Inc. (Bishop Lifting Products).
(20)
The Company owns 16.15% of a pass-through limited liability company, KSCF IV Equity Aggregator, LLC (the “Aggregator”), which holds the Company’s equity investments in Siegel Parent, LLC and BVG SCORE Buyer, Inc. (American Soccer Company, Incorporated). Through the Company’s ownership of the Aggregator, the Company owns the respective units of each company listed above in the Schedule of Investments.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of June 30, 2026

(amounts in 000’s, except number of shares, units)

(Unaudited)

(21)
The Company owns 44.8% of a pass-through limited liability company, KAPC NewCo, LLC ("NewCo"), which holds the Company’s equity investment in Siegel Parent, LLC. Through the Company’s ownership of NewCo, the Company owns the respective units listed above in the Schedule of Investments.
(22)
The indicated rate is the yield as of June 30, 2026.

Interest rate swap contracts

Below are the Company’s outstanding interest rate swap contracts as of June 30, 2026. The Company designed each interest rate swap as the hedging instrument in a qualifying hedge accounting relationship. See Note 6 – Debt.

Counterparty	Hedged Instrument	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Value	Unrealized Appreciation (Depreciation)	Upfront Payments / Receipts
Regions Bank	Series D Notes	5.80%	S + 2.3700%	6/30/2028	$60,000	$(819)	$(819)	-
Regions Bank	Series E Notes	6.15%	S + 2.6565%	10/15/2030	100,000	(2,082)	(2,082)	-
					$160,000	$(2,901)	$(2,901)

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

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

D. Cash and Cash Equivalents — cash and cash equivalents include short-term, liquid investments with an original maturity of three months or less and include money market fund accounts. Cash equivalents, which are the Company’s investments in money market fund accounts, are presented on the Company’s consolidated schedule of investments, and as investments in money market funds on the Company’s consolidated statement of assets and liabilities.

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

F. Interest Income Recognition — Interest income is recorded on an accrual basis and includes the accretion of discounts, amortization of premiums and payment-in-kind (“PIK”) interest. Discounts from and premiums to par value on investments purchased are accreted/amortized into interest income over the life of the respective security using the effective yield method. To the extent loans contain PIK provisions, PIK interest, computed at the contractual rate specified in each applicable agreement, is accrued and recorded as interest income and added to the principal balance of the loan. PIK interest income added to the principal balance is generally collected upon repayment of the outstanding principal. The Company does not accrue PIK interest if, in the opinion of the Advisor, PIK interest is not likely to be collectible. If the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. Previously capitalized PIK interest is not reversed when an investment is placed on non-accrual status. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends for the year the income was earned, even though the Company has not yet collected the cash. The amortized cost of investments represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest. For the six months ended June 30, 2026 and 2025, the Company had $6,774 and $2,369, respectively, of PIK interest income included in interest income, which represents 6.0% and 2.1%, respectively, of aggregate interest income.

Loans are generally placed on non-accrual status when it has been determined that a significant impairment in the financial condition and ability of the borrower to repay principal and interest has occurred and is expected to continue such that it is probable that the collectability of full amount of the loan (principal and interest) is doubtful. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. If cash payments are received subsequent to a loan being placed on non-accrual status, these payments will first be applied to previously accrued but uncollected interest, then to recover the principal. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Non-accrual loans are restored to accrual status when past due principal and interest are paid or there is no longer a reasonable doubt that such principal or interest will be collected in full and, in the Company’s judgment, principal and interest are likely to remain current. The Company may make exceptions to this policy if the loan has sufficient collateral value (i.e., typically measured as enterprise value of the portfolio company) or is in the process of collection. As of June 30, 2026, the Company's debt investments on non-accrual status comprised 4.5% and 2.7%, respectively, of total debt investments at cost and fair value. As of June 30, 2025, the Company's debt investments on non-accrual status comprised 2.6% and 1.6%, respectively, of total debt investments at cost and fair value.

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

For the three months ended June 30, 2026, the Company incurred base management fees of $5,561. For the three months ended June 30, 2025, the Company incurred base management fees of $4,624 net of waiver of $788.

For the six months ended June 30, 2026, the Company incurred base management fees of $10,977. For the six months ended June 30, 2025, the Company incurred base management fees of $8,472, net of waiver of $2,071.

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

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

For the three months ended June 30, 2026, the Company incurred incentive fees on income of $1,895 and no incentive fees on capital gains. For three months ended June 30, 2025, the Company incurred incentive fees on income of $4,452 and no incentive fees on capital gains.

For the six months ended June 30, 2026, the Company incurred incentive fees on income of $5,006 and no incentive fees on capital gains. For the six months ended June 30, 2025, the Company incurred incentive fees on income of $8,942 and no incentive fees on capital gains.

Note 4. Investments

The following table presents the composition of the Company’s investment portfolio (excluding short-term investments in money market funds) at amortized cost and fair value as of June 30, 2026 and December 31, 2025.

	June 30, 2026		December 31, 2025
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
First-lien senior secured debt investments	$2,244,954	$2,222,793	$2,163,739	$2,157,399
Equity investments	34,367	43,825	33,761	41,022
Total portfolio company investments	$2,279,321	$2,266,618	$2,197,500	$2,198,421

As of June 30, 2026 and December 31, 2025, $55,783 and $49,949, respectively, of the Company’s total assets were non-qualifying assets, as defined by Section 55(a) of the 1940 Act.

The Company uses Global Industry Classification Standards (GICS), Level 3 – Industry, for classifying the industry groupings of its portfolio companies.

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

The industry composition of long-term investments based on fair value as of June 30, 2026 and December 31, 2025 was as follows:

	June 30, 2026	December 31, 2025
Health care providers & services	13.2%	10.8%
Commercial services & supplies	11.7%	11.9%
Distributors	10.4%	11.9%
Food products	9.9%	10.5%
Containers & packaging	9.5%	9.1%
Professional services	6.3%	6.6%
Machinery	5.3%	6.9%
Financial services (1)	5.2%	4.8%
Aerospace & defense	4.0%	3.8%
Chemicals	3.6%	3.7%
Leisure products	2.7%	2.6%
Building products	2.5%	1.6%
Household products	2.4%	2.4%
Personal care products	2.3%	1.1%
IT services	1.5%	1.6%
Wireless telecommunication services	1.5%	1.5%
Automobile components	1.4%	1.7%
Textiles, apparel & luxury goods	1.3%	1.8%
Health care equipment & supplies	1.1%	1.1%
Insurance	1.0%	1.0%
Biotechnology	0.9%	0.6%
Household durables	0.9%	0.9%
Diversified consumer services	0.8%	0.8%
Consumer staples distribution & retail	0.4%	-%
Diversified telecommunication services	0.1%	0.2%
Pharmaceuticals	0.1%	0.3%
Specialty retail	-%	0.8%
	100.0%	100.0%

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

The following tables present the fair value hierarchy of investments as of June 30, 2026 and December 31, 2025. Note that the valuation levels below are not necessarily an indication of the risk associated with the underlying investment.

	Fair Value Hierarchy as of June 30, 2026
	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$-	$-	$2,222,793	$2,222,793
Equity investments	-	-	43,825	43,825
Total portfolio company investments at fair value	$-	$-	$2,266,618	$2,266,618
Investments in money market funds	25,184	-	-	25,184
Interest rate swaps	-	(2,901)	-	(2,901)
Total	$25,184	$(2,901)	$2,266,618	$2,288,901

	Fair Value Hierarchy as of December 31, 2025
	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$-	$46,678	$2,110,721	$2,157,399
Equity investments	-	-	41,022	41,022
Total portfolio company investments at fair value	$-	$46,678	$2,151,743	$2,198,421
Investments in money market funds	25,409	-	-	25,409
Interest rate swaps	-	(299)	-	(299)
Total	$25,409	$46,379	$2,151,743	$2,223,531

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and six months ended June 30, 2026 and 2025.

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

For the three months ended June 30, 2026	First-lien senior secured debt investments	Private equity investments	Total
Fair value, beginning of period	$2,124,277	$42,697	$2,166,974
Purchases of investments	138,056	552	138,608
Proceeds from sales of investments and principal repayments	(28,649)	-	(28,649)
Net change in unrealized gain (loss)	(7,752)	576	(7,176)
Net realized gain (loss)	(10,342)	-	(10,342)
Net accretion of discount on investments	3,043	-	3,043
PIK interest and dividends	4,160	-	4,160
Transfers into (out of) Level 3	-	-	-
Fair value, end of period	$2,222,793	$43,825	$2,266,618

For the three months ended June 30, 2025	First-lien senior secured debt investments	Private equity investments	Total
Fair value, beginning of period	$1,918,740	$24,123	$1,942,863
Purchases of investments	124,395	165	124,560
Proceeds from sales of investments and principal repayments	(72,046)	(30)	(72,076)
Net change in unrealized gain (loss)	(5,996)	1,151	(4,845)
Net realized gain (loss)	-	30	30
Net accretion of discount on investments	3,261	-	3,261
PIK interest	2,135	-	2,135
Transfers into (out of) Level 3	-	-	-
Fair value, end of period	$1,970,489	$25,439	$1,995,928

For the six months ended June 30, 2026	First-lien senior secured debt investments	Private equity investments	Total
Fair value, beginning of period	$2,110,721	$41,022	$2,151,743
Purchases of investments	226,834	606	227,440
Proceeds from sales of investments and principal repayments	(103,283)	-	(103,283)
Net change in unrealized gain (loss)	(16,423)	2,197	(14,226)
Net realized gain (loss)	(12,299)	-	(12,299)
Net accretion of discount on investments	6,278	-	6,278
PIK interest and dividends	10,965	-	10,965
Transfers into (out of) Level 3	-	-	-
Fair value, end of period	$2,222,793	$43,825	$2,266,618

For the six months ended June 30, 2025	First-lien senior secured debt investments	Private equity investments	Total
Fair value, beginning of period	$1,719,182	$22,737	$1,741,919
Purchases of investments	411,719	665	412,384
Proceeds from sales of investments and principal repayments	(158,303)	(846)	(159,149)
Net change in unrealized gain (loss)	(11,419)	2,287	(9,132)
Net realized gain (loss)	-	596	596
Net accretion of discount on investments	6,817	-	6,817
PIK interest	2,493	-	2,493
Transfers into (out of) Level 3	-	-	-
Fair value, end of period	$1,970,489	$25,439	$1,995,928

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

For the three and six months ended June 30, 2026 and 2025, the Company did not recognize any transfers to or from Level 3. The change in unrealized gain (loss) relates to investments that were held during the period. The Company includes these unrealized gains and losses on the Statement of Operations – Net Change in Unrealized Gains (Losses).

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

Quantitative Table for Valuation Techniques

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of June 30, 2026 and December 31, 2025. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Advisor’s determination of fair value. The Company calculates weighted average, based on the value of the unobservable input of each investment relative to the fair value of the investment compared to the total fair value of all investments. First-lien senior secured debt investments include the Company’s senior secured loan

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

in an investment vehicle (BC CS 2, L.P.), which is considered subordinated debt since it is collateralized by a preferred stock investment in Cuisine Solutions, Inc.

	As of June 30, 2026
		Valuation	Unobservable		Weighted
	Fair Value	Technique	Input	Range	Average
First-lien senior secured debt investments	$2,222,793	Discounted cash flow analysis	Discount rate	6.6% - 16.9%	10.1%
Preferred equity investment	16,508	Discounted cash flow analysis	Discount rate	15.0%	15.0%
Other equity investments	26,817	Comparable Multiples	EV / EBITDA EV / Tangible Book Value	3.3 - 17.2	6.7
Common equity investments	500	Precedent Transaction Analysis	Original Cost	1.0	1.0
	$2,266,618

	As of December 31, 2025
		Valuation	Unobservable		Weighted
	Fair Value	Technique	Input	Range	Average
First-lien senior secured debt investments	$2,110,721	Discounted cash flow analysis	Discount rate	6.4% - 15.0%	9.5%
Preferred equity investment	15,767	Discounted cash flow analysis	Discount rate	15.0%	15.0%
Common equity investment	14,000	Precedent Transaction Analysis	Original cost	1.0	1.0
Other equity investments	11,255	Comparable Multiples	EV / EBITDA	6.3 - 17.2	10.6
	$2,151,743

Note 6. Debt

Corporate Credit Facility

As of June 30, 2026, the Company had a senior secured revolving credit facility (the “Corporate Credit Facility”), that has a total commitment of $475,000 which has a maturity date of November 22, 2029. The Corporate Credit Facility also provides for a feature that allows the Company, under certain circumstances, to increase the overall size of the Corporate Credit Facility to a maximum of $600,000. The interest rate on the Corporate Credit Facility is equal to Term SOFR (a forward-looking rate based on SOFR futures) plus an applicable spread of 2.10% per annum or an “alternate base rate” (as defined in the agreements governing the Corporate Credit Facility) plus an applicable spread of 1.00%. The Company is also required to pay a commitment fee of 0.375% per annum on any unused portion of the Corporate Credit Facility.

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

For the six months ended June 30, 2026 and 2025, the average amount of borrowings outstanding under the Corporate Credit Facility was $157,989 and $243,956, respectively, with a weighted average interest rate of 5.77% and 6.43%, respectively, for the Corporate Facility portion. As of June 30, 2026, the Company had $230,000 outstanding under the Corporate Credit Facility at a weighted average interest rate of 5.74%.

Revolving Funding Facility

As of June 30, 2026, the Company and KABDCF, a wholly-owned, special purpose financing subsidiary, had a senior secured revolving funding facility (the “Revolving Funding Facility”), that has a total commitment of $675,000. The end of the reinvestment period is February 20, 2029, and the maturity date is February 20, 2031. The interest rate on the Revolving Funding Facility is SOFR plus 1.95% per annum. The Revolving Funding Facility is secured by all of the assets held by KABDCF and the Company has agreed that it will not grant or allow a lien on the membership interest of KABDCF.

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

For the six months ended June 30, 2026 and 2025, the average amount of borrowings outstanding under the Revolving Funding Facility was $530,622 and $507,345, respectively, with a weighted average interest rate of 5.65% and 6.54%, respectively. As of June 30, 2026, the Company had $540,000 outstanding under the Revolving Funding Facility at a weighted average interest rate of 5.57%.

Revolving Funding Facility II

As of June 30, 2026, the Company and KABDCF II, a wholly-owned, special purpose financing subsidiary, had a senior secured revolving credit facility (the “Revolving Funding Facility II”). The Revolving Funding Facility II has an initial commitment of $250,000 which, under certain circumstances, can be increased up to $500,000. The Revolving Funding Facility II is secured by all of the assets held by KABDCF II and the Company has agreed that it will not grant or allow a lien on the membership interest of KABDCF II. The end of the reinvestment period is December 22, 2027, and the maturity date is December 22, 2029. The interest rate on the Revolving Funding Facility II is 3-month term SOFR plus 2.25%. KABDCF II is also required to pay a commitment fee of 0.55% on the unused portion of the Revolving Funding Facility II.

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

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

For the six months ended June 30, 2026 and 2025, the average amount of borrowings outstanding under the Revolving Funding Facility II was $194,392 and $144,577, respectively, with a weighted average interest rate of 5.93% and 6.64%, respectively. As of June 30, 2026, the Company had $193,000 outstanding under the Revolving Funding Facility II at a weighted average interest rate of 5.94%.

Senior Unsecured Notes

As of June 30, 2026, the Company had $275,000 aggregate principal amount of senior unsecured notes (the “Notes”).

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

The table below sets forth a summary of the key terms of each series of Notes outstanding at June 30, 2026.

	Principal		Estimated
	Outstanding	Unamortized	Fair Value	Fixed
	June 30,	Issuance	June 30,	Interest
Series	2026	Costs	2026	Rate	Maturity
A	$25,000	$79	$26,026	8.65%	6/30/2027
B	50,000	256	53,094	8.74%	6/30/2028
C	40,000	258	40,582	SOFR + 2.32%	6/30/2028
D	60,000	388	60,250	5.80% (1)	6/30/2028
E	100,000	1,181	100,180	6.15% (2)	10/15/2030
	$275,000	$2,162	$280,132

(1) The effective interest rate including the effects of the interest rate swap is SOFR + 2.37%.

(2) The effective interest rate including the effects of the interest rate swap is SOFR + 2.6565%.

Holders of the fixed rate Series A, B, D and E Notes are entitled to receive cash interest payments semi-annually (on January 30 and July 30) at the fixed rate. Holders of the floating rate Series C Notes are entitled to receive cash interest payments quarterly (on January 30, April 30, July 30 and October 30) at the floating rate. As of June 30, 2026, the weighted average interest rate on the outstanding Notes was 6.75%.

As of June 30, 2026, the Notes were rated “BBB” by Kroll Bond Rating Agency (“KBRA”). The Company is required to maintain a current rating from one rating agency with respect to the Notes. In the event the Company does not maintain a current rating from a rating agency for a specified period of time or the credit rating on the Notes falls below “BBB-” (a “Below Investment Grade Event”), the interest rate per annum on the Notes will increase by 1.0% during the period the Notes are rated below “BBB-”. In the event the Company’s Secured Debt Ratio exceeds 55% (a “Secured Debt Ratio Event”), the interest rate per annum on the Notes will increase by 1.5% during the period the ratio is above the stated percentage. If a Below Investment Grade Event and a Secured Debt Ratio Event is continuing at the same time the aggregate increase in interest rate per annum will not exceed 2.0%.

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

At June 30, 2026, the Company was in compliance with all covenants under the Notes agreements.

As a result of the Company’s designation of the interest rate swaps as hedging instruments in qualifying fair value hedge accounting relationships, the Company is required to fair value the hedging instruments and the related hedged items, with the changes in the fair value of each being recorded in interest expense. The net losses related to the fair value hedges were approximately zero for the six months ended June 30, 2026, which are included in “Interest expense” in the Company’s consolidated statement of operations. The balance sheet impact of fair valuing the interest rate swaps as of June 30, 2026 is presented below. There was no interest rate swap activity for the period ended June 30, 2025.

			As of June 30, 2026
Description	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Amounts
Interest rate swap	60,000	6/30/2028	$-	$(819)	Accrued expenses and other liabilities
Interest rate swap	100,000	10/15/2030	-	(2,082)	Accrued expenses and other liabilities
			$-	$(2,901)

Debt obligations consisted of the following as of June 30, 2026 and December 31, 2025.

	June 30, 2026
	Aggregate Principal	Outstanding	Amount	Net Carrying
	Committed	Principal	Available(1)	Value(2)
Notes(3)	$275,000	$275,000	$-	$269,937
Corporate Credit Facility	475,000	230,000	245,000	227,079
Revolving Funding Facility	675,000	540,000	135,000	533,931
Revolving Funding Facility II	250,000	193,000	57,000	191,162
Total debt	$1,675,000	$1,238,000	$437,000	$1,222,109

(1)
The amounts available under the Company’s credit facilities do not reflect any limitations related to each borrowing base as of June 30, 2026.
(2)
The carrying value of the Notes, Corporate Credit Facility, Revolving Funding Facility and Revolving Funding Facility II are presented net of deferred financing costs totaling $12,990.
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
(3)
Net carrying value is inclusive of change in fair market value of effective hedges.

For the three and six months ended June 30, 2026 and 2025, the components of interest expense were as follows:

	For the three months ended
	June 30, 2026	June 30, 2025
Interest expense	$18,491	$17,450
Amortization of debt issuance costs	1,118	934
Total interest expense	$19,609	$18,384
Average interest rate	6.5%	7.2%
Average borrowings	$1,189,681	$1,013,511

	For the six months ended
	June 30, 2026	June 30, 2025
Interest expense	$36,232	$33,654
Amortization of debt issuance costs	2,237	1,855
Total interest expense	$38,469	$35,509
Average interest rate	6.6%	7.3%
Average borrowings	$1,158,003	$970,878

Note 7. Common Stock and Share Transactions

As of June 30, 2026, the Company had 100,000,000 shares of common stock authorized and 66,216,562 shares outstanding. As of June 30, 2026, KAPC Investment Holdings, L.P., a controlled affiliate of Kayne Anderson, owned 957,217 shares of the Company. These shares were purchased on May 22, 2024 in conjunction with the Company’s IPO.

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

On May 5, 2026, the Board of Directors of the Company authorized an amendment to the Company's share repurchase plan to extend the expiration to May 24, 2027. Under the amended and restated plan (effective May 25, 2026), the Company may repurchase up to $100,000 of its outstanding common stock in the open market at a price per share that meets certain thresholds below its net asset value per share.The Company 10b5-1 Plan will terminate upon the earliest to occur of (i) the close of business on May 24, 2027, (ii) the end of the trading day on which the aggregate purchase price for all shares purchased under the Company 10b5-1 Plan equals $100,000 and (iii) the occurrence of certain other events described in the Company 10b5-1 Plan. See Note 12 – Subsequent Events.

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

For the six months ended June 30, 2026, the agent has repurchased shares of common stock pursuant to the Company 10b5-1 Plan as follows:

			Approximate dollar	Approximate dollar
	Total number		value of shares that have	value of shares that may
	of shares	Average price	been purchased	yet be purchased
Period	repurchased	paid per share	under the plan	under the plan
January 1 - 31, 2026	528,149	$14.49	$7,651	$52,290
February 1 - 28, 2026	743,792	$13.91	10,350	$41,940
March 1 - 31, 2026	244,320	$13.85	3,384	$38,556
April 1 - 30, 2026	131,921	$14.29	1,885	$36,671
May 1 - 24, 2026	8,488	$14.62	124	$36,547
May 25 - 31, 2026	-	-	-	$100,000
June 1 - 30, 2026	124,952	$14.07	1,758	$98,242
Total stock repurchased	1,781,622		$25,152

Dividends and Dividend Reinvestment

The following tables summarize the dividends declared and payable by the Company for the six months ended June 30, 2026 and 2025. For the six months ended June 30, 2025, both the $0.10 per share dividend with a payment date of March 18, 2025 and June 24, 2025 were the final two of three special dividends declared by the Board of Directors in conjunction with the Company’s IPO in May 2024.

For the six months ended June 30, 2026
Declaration date	Record date	Pay date	Dividend per share
February 12, 2026	March 31, 2026	April 16, 2026	$0.40
May 5, 2026	June 30, 2026	July 16, 2026	0.40
Total dividends declared			$0.80

For the six months ended June 30, 2025
Declaration date	Record date	Pay date	Dividend per share
May 8, 2024	March 3, 2025	March 18, 2025	$0.10
March 3, 2025	March 31, 2025	April 15, 2025	0.40
May 8, 2024	June 9, 2025	June 24, 2025	0.10
May 1, 2025	June 30, 2025	July 16, 2025	0.40
Total dividends declared			$1.00

The following tables summarize the amounts received and shares of common stock issued to shareholders pursuant to the Company’s dividend reinvestment plan (“DRIP”) for the six months ended June 30, 2026 and 2025. See Note 12 – Subsequent Events.

For the six months ended June 30, 2026
Record date	Pay date	DRIP shares issued	DRIP value
December 31, 2025	January 16, 2026	-	$-
March 31, 2026	April 16, 2026	-	-
		-	$-

For the dividend paid on January 16, 2026, the DRIP value was $219 and was fulfilled through open market purchases of common stock.

For the dividend paid on April 16, 2026, the DRIP value was $382 and was fulfilled through open market purchases of common stock.

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

For the dividend paid on July 16, 2026, the DRIP value was $554 and was fulfilled through open market purchases of common stock. This DRIP is excluded from the table above, as the DRIP share activity was after June 30, 2026.

For the six months ended June 30, 2025
Record date	Pay date	DRIP shares issued	DRIP value
December 31, 2024	January 15, 2025	205,626	$3,434
March 3, 2025	March 18, 2025	35,346	593
March 31, 2025	April 15, 2025	-	-
June 9, 2025	June 24, 2025	-	-
		240,972	$4,027

For the dividend paid on January 15, 2025, the DRIP value was $3,923. Of this amount, $3,434 was reinvested into the Company through the issuance of 205,626 shares of common stock and $489 was fulfilled through open market purchases of common stock.

For the dividend paid on April 15, 2025, the DRIP value was $2,401 and was fulfilled through open market purchases of common stock.

For the dividend paid on June 24, 2025, the DRIP value was $257 and was fulfilled through open market purchases of common stock.

For the dividend paid on July 16, 2025, the DRIP value was $380 and was fulfilled through open market purchases of common stock. This DRIP is excluded from the table above, as the DRIP share activity was after June 30, 2025.

Note 8. Commitments and Contingencies

The Company had an aggregate of $293,319 and $287,456, respectively, of unfunded commitments, including $169,408 and $171,137, respectively, of unfunded commitments on revolvers, to provide debt financing to its portfolio companies as of June 30, 2026 and December 31, 2025. These commitments are not reflected in the Company’s consolidated statement of assets and liabilities but are generally incorporated into the Company’s determination of its liquidity. Consequently, such commitments result in an element of credit risk in excess of the amount recognized in the Company’s consolidated statement of assets and liabilities.

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

A summary of the composition of the unfunded commitments as of June 30, 2026 and December 31, 2025 is shown in the table below.

	As of	As of
	June 30, 2026	December 31, 2025
Aegis Toxicology Sciences Corporation	1,154	5,769
AeriTek Global Holdings LLC	997	645
Alcami Corporation	2,974	1,232
Allcat Claims Service, LLC	15,606	17,407
Allentown, LLC	622	928
American Equipment Holdings LLC	5,187	5,479
Arborworks Acquisition, LLC	162	439

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

	As of	As of
	June 30, 2026	December 31, 2025
Aviation Concepts, LLC	13,127	13,127
Big Top Holdings, LLC	3,779	-
Bloomington Holdco, LLC (BW Fusion)	10,033	6,421
BLP Buyer, Inc. (Bishop Lifting Products)	377	862
Brightview, LLC	2,056	155
Carton Packaging Buyer, Inc. (Century Box)	1,993	1,993
CCFF Buyer, LLC (California Custom Fruits & Flavors, LLC)	9,125	9,284
CGI Automated Manufacturing, LLC	1,359	2,717
CI (MG) Group, LLC (Mariani Premier Group)	3,846	5,938
City Line Distributors LLC	2,193	2,530
CMT Intermediate Holdings, LLC (Capital Machine Technologies)	3,803	3,803
CREO Group Inc. (HMS Manufacturing)	1,288	1,043
Curio Brands, LLC	2,605	2,605
Del-Air Heating, Air Conditioning & Refrigeration, LLC	2,983	3,137
DISA Holdings Corp.	2,366	1,766
Diverzify Intermediate, LLC	-	3,155
DRS Holdings III, Inc. (Dr. Scholl's)	310	310
ECS Opco 1, LLC (Spectrum Vascular)	1,533	2,540
Envirotech Services, LLC	6,147	6,746
Eppinger Technologies, LLC	317	632
Evaaro US Bidco, Inc. (Keg Logistics LLC)	4,272	-
Fastener Distribution Holdings, LLC	4,610	4,610
Foundation Consumer Brands, LLC	577	577
Fralock Buyer LLC	379	500
Gage CR Acquisition, LLC	6,258	6,258
Guardian Dentistry Practice Management, LLC	649	618
Gulf Pacific Acquisition, LLC	1,498	899
Gusmer Enterprises, Inc.	1,996	2,941
Home Brands Group Holdings, Inc. (ReBath)	525	2,099
I.D. Images Acquisition, LLC	2,020	2,020
IF&P Foods, LLC (FreshEdge)	2,804	1,626
Improving Acquisition, LLC	1,504	1,504
Integrated Dermatology, LLC	10,539	11,548
J&K Ingredients, LLC	1,890	1,890
KAMC Holdings, Inc. (Franklin Energy)	1,365	1,365
Krayden Holdings, Inc.	1,080	1,268
Lakewood Acquisition Corporation (R&B Wholesale)	10,305	10,305
LEM Buyer, Inc. (CFS Technologies Intermediate, Inc.)	565	1,885
Light Wave Dental Management, LLC	334	334
LSL Industries, LLC	5,224	5,224
MacNeill Pride Group Corp.	1,199	2,397
ML Buyer, LLC (Mama Lycha Foods, LLC)	3,053	3,193
Monza Purchaser, LLC (Smyth)	5,345	6,990

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

	As of	As of
	June 30, 2026	December 31, 2025
MRC Keystone Acquisition LLC (Automated Handling Solutions)	3,864	3,864
NMA Holdings, LLC (Neuromonitoring Associates)	5,844	6,687
OAO Acquisitions, Inc. (BearCom)	2,482	2,482
PGI Parent LLC (Prime Electric)	2,561	2,840
PH Beauty Holdings III, Inc.	2,009	2,009
Project Tahoe Acquisition Corp (Norton Packaging)	4,613	-
PMFC Holding, LLC	178	411
Quatro Parent, Inc. (S3 AeroDefense)	10,714	-
Redwood MSO, LLC (Smile Partners)	785	1,283
Refocus Management Services, LLC	1,652	5,999
Regiment Security Partners LLC	1,055	776
RMH Systems, LLC	7,964	7,964
Ruff Roofers Buyer, LLC	10,064	10,065
SGCP Intermediate, Inc. (SG Credit)	39,000	21,000
Speedstar Holding LLC	666	666
Sundance Holdings Group, LLC	-	377
Superior Intermediate LLC (Landmark Structures)	3,168	10,006
Tapco Buyer LLC	2,380	10,120
Texas Coffee Holdco LLC	15,000	15,000
The Robinette Company	1,609	1,609
TL Atlas Merger Sub Corp. (Zep)	6,335	4,789
TG Parent Newco LLC (Trademark Global LLC)	240	480
United Titanium, LLC	4,343	4,343
US Masonry & Building Products Co. (f/k/a US Anchors Group, Inc.)	2,223	3,335
Workholding US Holdings, LLC (Forkardt Hardinge)	277	277
Worldwide Produce Acquisition, LLC	360	360
Total unfunded commitments	$293,319	$287,456

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2026 and December 31, 2025, management was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

Note 9. Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of June 30, 2026 and 2025, there were no dilutive shares.

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

The following table sets forth the computation of basic and diluted earnings per share of common stock for the three and six months ended June 30, 2026 and 2025.

	For the three months ended		For the six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net increase (decrease) in net assets resulting from operations	$10,717	$24,910	$27,958	$47,125
Weighted average shares of common stock outstanding - basic and diluted	66,347,339	70,901,688	66,743,644	71,067,266
Earnings (loss) per share of common stock - basic and diluted	$0.16	$0.35	$0.42	$0.66

Note 10. Financial Highlights

The following per share of common stock data has been derived from information provided in the unaudited financial statements. The following is a schedule of financial highlights for the six months ended June 30, 2026 and 2025.

	For the six months ended June 30,
	(amounts in thousands, except share and per share amounts)
Per Common Share Operating Performance (1)	2026	2025
Net Asset Value, Beginning of Period	$16.32	$16.70

Results of Operations:
Net Investment Income (Loss)	0.85	0.81
Net Realized and Unrealized Gain (Loss) on Investments(2)	(0.43)	(0.15)
Net Increase (Decrease) in Net Assets Resulting from Operations	0.42	0.66

Dividends to Common Stockholders
Dividends	(0.80)	(1.00)
Net Decrease in Net Assets Resulting from Dividends	(0.80)	(1.00)

Capital Share Transactions
Repurchase of Common Stock	0.06	0.01
Net Increase (Decrease) Resulting from Capital Share Transactions	0.06	0.01
Net Asset Value, End of Period	$16.00	$16.37
Per Share Market Value, End of Period	$13.53	$15.26

Shares Outstanding, End of Period	66,216,562	70,714,990

Ratio/Supplemental Data
Net assets, end of period	$1,059,652	$1,157,331
Weighted-average shares outstanding	66,743,644	71,067,266
Total Return based on net asset value(3)	3.6%	4.2%
Total Return based on market value(4)	(0.1)%	(1.9)%
Portfolio turnover	6.7%	11.0%
Ratio of operating expenses to average net assets before waivers(5)	10.5%	9.8%
Ratio of operating expenses to average net assets with waiver(5)	10.5%	9.5%
Ratio of net investment income (loss) to average net assets(5)	10.5%	9.9%

(1)
The per common share data was derived by using weighted average shares outstanding.

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

(2)
Realized and unrealized gains and losses per share in this caption are balancing amounts necessary to reconcile the change in net asset value per share for the period and may not be consistent or reconcile with the aggregate gains and losses in the Consolidated Statement of Operations due to the timing of share transactions during the period. For the six months ended June 30, 2026, includes less than $0.01 per share of deferred income tax expense on unrealized appreciation on investments.
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

On July 16, 2026, the Company paid a regular dividend of $0.40 per share to each common stockholder of record as of June 30, 2026. The total dividend was $26,490, and, of this amount, $554 was DRIP which was fulfilled through open market purchases of common stock.

On August 5, 2026, the Board of Directors of the Company declared a regular dividend to common stockholders in the amount of $0.40 per share. The regular dividend of $0.40 per share will be paid on October 16, 2026 to stockholders of record as of the close of business on September 30, 2026, payable in cash or shares of common stock of the Company pursuant to the Company’s Dividend Reinvestment Plan, as amended.

From July 1, 2026 to August 5, 2026 , the Company’s agent repurchased 178,752 shares of common stock at an average price of $13.67 per share for a total amount of $2,443. As of August 5, 2026, $95,799 remains for repurchase under the Company’s current 10b5-1 Plan.

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

Our investment activities are managed by KA Credit Advisors, LLC (the “Advisor”), an indirect controlled subsidiary of Kayne Anderson Capital Advisors, L.P. (“Kayne Anderson”), and the Advisor operates within Kayne Anderson’s middle market private credit platform (“KAPC” or “Kayne Anderson Private Credit”). The Advisor is an investment advisor registered with the United States Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended (the "Advisers Act"). In accordance with the Advisers Act, our Advisor is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring investments, and monitoring our investments and portfolio companies on an ongoing basis. The Advisor benefits from the scale and resources of Kayne Anderson and specifically KAPC.

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

The Advisor executes on our investment objective by (1) accessing the established loan sourcing channels developed by KAPC, which includes an extensive network of private equity firms, other middle market lenders, financial advisors, intermediaries and management teams, (2) selecting investments within our middle market company focus, (3) implementing KAPC’s underwriting process and (4) drawing upon its experience and resources and the broader Kayne Anderson network. KAPC was established in 2011 and manages (directly and through affiliates) assets under management (“AUM”) of approximately $7.6 billion related to middle market private credit as of June 30, 2026.

Recent Developments

On June 29, 2026, Albert (Al) Rabil III resigned from our Board of Directors, effective immediately. Mr. Rabil was an "interested director" of the Company under the Investment Company Act of 1940, as amended, because of his employment relationship with Kayne Anderson. At the time of his resignation, Mr. Rabil did not serve on any committees of the Board. Mr. Rabil confirmed that his decision to resign was not the result of any disagreement with the Company on any matter relating to the Company's operations, policies or practices.

On July 16, 2026, we paid a regular dividend of $0.40 per share to each common stockholder of record as of June 30, 2026. The total dividend was $26.5 million, and, of this amount, $0.6 million was DRIP which was fulfilled through open market purchases of common stock.

On August 5, 2026, our Board of Directors declared a regular dividend to common stockholders in the amount of $0.40 per share. The regular dividend of $0.40 per share will be paid on October 16, 2026 to stockholders of record as of the close of business on September 30, 2026, payable in cash or shares of our common stock pursuant to our Dividend Reinvestment Plan, as amended.

From July 1, 2026 to August 5, 2026, our agent repurchased 178,752 shares of common stock at an average price of $13.67 per share for a total amount of $2.4 million. As of August 5, 2026, $95.8 million remains for repurchase under our current 10b5-1 Plan.

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

As of June 30, 2026, we had investments in 104 portfolio companies with an aggregate fair value of approximately $2,267 million, and unfunded commitments to these portfolio companies of $293 million, and our portfolio consisted of 92.8% first lien senior secured loans, 5.3% subordinated debt and 1.9% equity investments. As of June 30, 2026, the weighted average remaining term of our debt investments was 2.9 years based on principal amount.

As of June 30, 2026, 95.3% of our debt investments, based on principal amount, had floating interest rates. Our weighted average yields for debt investments were as follows:

	Excluding Non-Income Producing Debt Investments		Including Non-Income Producing Debt Investments
	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost
Total debt investments	10.2%	10.3%	9.9%	9.8%

As of June 30, 2026, our portfolio was invested across 26 different industries (Global Industry Classification “GICS”, Level 3 – Industry). The largest industries in our portfolio as of June 30, 2026 were Health Care Providers & Services, Commercial Services & Supplies, Distributors and Food Products, which represented, as a percentage of our portfolio of long-term investments, 13.2%, 11.7%, 10.4% and 9.9%, respectively, based on fair value. We are generalist investors and the mix of industries represented by our portfolio companies will vary over time.

As of June 30, 2026, our average position size based on total investment commitments (at the portfolio company level) was $25.2 million.

As of June 30, 2026, the weighted average and median last twelve months (“LTM”) EBITDA of our portfolio companies were $53.7 million and $35.4 million, respectively, based on fair value1,2

As of June 30, 2026, the weighted average loan-to-enterprise-value (“LTEV”) of our debt investments at the time of our initial investment was 42.7%, based on par1,2.. LTEV represents the total par value of our debt investment relative to our estimate of the enterprise value of the underlying borrower.

As of June 30, 2026, we had debt investments on non-accrual status, which represented 2.7% and 4.5% of total debt investments at fair value and cost, respectively.

As of June 30, 2026, our portfolio companies’ weighted average leverage ratios and weighted average interest coverage ratios (the calculations of which are based on the most recent quarter end or latest available information from the portfolio companies) were 4.5x and 2.4x, respectively, based on fair value1,2

As of June 30, 2026, the percentage of our debt investments including at least one financial maintenance covenant was 100.0% based on fair value1,2

1.
Excludes investments on watch list, which represent 5.4% of the total fair value of debt investments as of June 30, 2026.
2.
Excludes opportunistic debt investments of BC CS 2, L.P. (Cuisine Solutions, Inc.), SGCP Partners, Inc. (SG Credit), M2S Group Intermediate Holdings, Inc. and Texas Coffee Holdco LLC, which represent 7.6% of the total fair value of debt investments as of June 30, 2026.

Our investment activity for the three months ended June 30, 2026 and 2025 is presented below (information presented herein is at par value unless otherwise indicated).

	For the three months ended June 30,
	2026	2025
	($ in millions)	($ in millions)
New investments:
Gross new investments commitments	$138.7	$128.7
Less: investment commitments sold down, exited or repaid(1)	(55.9)	(103.3)
Net investment commitments	$82.8	$25.4

Principal amount of investments funded(2):
Private credit investments	$145.8	$128.5
Preferred equity investments	-	-
Common equity investments	0.6	0.2
Total principal amount of investments funded	$146.4	$128.7

Principal amount of investments sold / repaid (2)(3):
Private credit investments	$(38.1)	$(72.1)
Broadly syndicated loans	(29.8)	(46.5)
Common equity investments	-	-
Total principal amount of investments sold or repaid	$(67.9)	$(118.6)

Number of new private credit debt investment commitments	14	12
Average new private credit debt investment commitment amount	$9.9	$10.7
Number of new broadly syndicated loan commitments	-	-
Average new broadly syndicated loan commitment amount	$-	$-
Weighted average maturity for new debt investment commitments(4)	4.2 years	5.1 years
Percentage of new debt investment commitments at floating rates	100.0%	100.0%
Percentage of new debt investment commitments at fixed rates	0.0%	0.0%
Weighted average interest rate of new private credit debt investment commitments(5)	9.2%	9.7%
Weighted average interest rate of new broadly syndicated loan commitments(5)	0.0%	0.0%
Weighted average interest rate on debt investments sold or paid down(6)	5.9%	8.2%

(1)
Does not include repayments on revolving loans, which may be redrawn.
(2)
Does not include restructured activity. For common equity investments, amount represents cost.
(3)
Amounts represent the principal amount of investments sold or repaid during the period and do not necessarily equal cash proceeds received.
(4)
For undrawn delayed draw term loans, the maturity date used is that of the associated term loan.

(5)
Based on the rate in effect at June 30, 2026 per our Consolidated Schedule of Investments for new debt commitments entered into during the quarter.
(6)
Based on the underlying rate if still held at June 30, 2026. For those investments sold or paid down in full during the quarter, based on the rate in effect at the time of sale or paid down.

Portfolio Internal Performance Ratings

In general, we employ a strategy designed to ensure early detection of potential issues at underlying borrowers, including monthly financial reviews, internal tracking memoranda, weekly “watch list” discussions and other like activities. We have designed a risk rating system to aid in our portfolio management efforts where each investment is rated level 1-9, where Level 1 is the “least risky” and Level 9 is the “most risky.” This risk-rating system is quantitative in nature and aggregates criteria such as LTEV, leverage levels and fixed charge coverage ratios (“FCCR”) (each measured at point-in-time and as relates to levels at the close of the investment).

The table below sets forth our fair value of debt investments and number of portfolio companies, including percentage of each total, that are on watch list as of June 30, 2026 and December 31, 2025.

As of June 30, 2026				As of December 31, 2025
Fair Value		Number of		Fair Value		Number of
($ in millions)%		Companies	%	($ in millions)%		Companies	%
$120.0	5.4%	9	8.7%	$110.1	5.1%	9	8.4%

We use Global Industry Classification Standards (GICS), Level 3 – Industry, for classifying the industry groupings of our portfolio companies. The table below describes long-term investments by industry composition based on fair value as of June 30, 2026 and December 31, 2025.

	June 30, 2026	December 31, 2025
Health care providers & services	13.2%	10.8%
Commercial services & supplies	11.7%	11.9%
Distributors	10.4%	11.9%
Food products	9.9%	10.5%
Containers & packaging	9.5%	9.1%
Professional services	6.3%	6.6%
Machinery	5.3%	6.9%
Financial services (1)	5.2%	4.8%
Aerospace & defense	4.0%	3.8%
Chemicals	3.6%	3.7%
Leisure products	2.7%	2.6%
Building products	2.5%	1.6%
Household products	2.4%	2.4%
Personal care products	2.3%	1.1%
IT services	1.5%	1.6%
Wireless telecommunication services	1.5%	1.5%
Automobile components	1.4%	1.7%
Textiles, apparel & luxury goods	1.3%	1.8%
Health care equipment & supplies	1.1%	1.1%
Insurance	1.0%	1.0%
Biotechnology	0.9%	0.6%
Household durables	0.9%	0.9%
Diversified consumer services	0.8%	0.8%
Consumer staples distribution & retail	0.4%	-%
Diversified telecommunication services	0.1%	0.2%
Pharmaceuticals	0.1%	0.3%
Specialty retail	-%	0.8%
	100.0%	100.0%

(1)
Includes our debt and equity investment in SGCP Partners, Inc. (SG Credit), through investments in SGCP Intermediate, Inc. and SGCP Holdings, LLC, an asset based lending platform company, where the Company has a minority investment.

Results of Operations

For the three and six months ended June 30, 2026 and 2025, our total investment income was derived from our portfolio of investments.

The following table represents the operating results for the three and six months ended June 30, 2026 and 2025.

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
	($ in millions)	($ in millions)	($ in millions)	($ in millions)
Total investment income	$55.7	$57.3	$113.0	$112.5
Less: Net expenses	(28.2)	(28.6)	(56.5)	(55.1)
Net investment income	27.5	28.7	56.5	57.4
Net realized gains (losses) on investments	(12.2)	(0.0)	(14.5)	0.6
Net change in unrealized gains (losses) on investments	(4.6)	(3.5)	(13.6)	(10.0)
Income tax (expense) benefit on unrealized appreciation/depreciation on investments	(0.0)	(0.3)	(0.4)	(0.9)
Net increase (decrease) in net assets resulting from operations	$10.7	$24.9	$28.0	$47.1

Investment Income

Investment income for the three and six months ended June 30, 2026, totaled $55.7 million and $113.0 million, respectively, and consisted primarily of interest income on our debt investments. For the three and six months ended June 30, 2026, we had $2.5 million and $6.8 million, respectively, of PIK interest included in interest income. Additionally, for the three and six months ended June 30, 2026, $0.3 million and $0.9 million, respectively, of non-recurring interest income (e.g., prepayment premiums and accelerated accretion of upfront loan origination fees from unscheduled paydowns, and amendment fees that are earned at closing) was included in interest income. For the six months ended June 30, 2026, $2.2 million of the $6.8 million, relates to PIK interest income recognized on our debt investments in Arborworks Acquisition, LLC following our change from non-accrual to accrual status for this investment in the first fiscal quarter of 2026.

Investment income for the three and six months ended June 30, 2025 totaled $57.3 million and $112.5 million, respectively, and consisted primarily of interest income on our debt investments. For the three and six months ended June 30, 2025, we had $2.1 million and $2.4 million, respectively, of PIK interest included in interest income. Additionally, for the three and six months ended June 30, 2025, $1.0 million and $1.9 million, respectively, of non-recurring interest income was included in interest income.

Expenses

Operating expenses for the three and six months ended June 30, 2026 and 2025 were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
	($ in millions)	($ in millions)	($ in millions)	($ in millions)
Interest and debt financing expenses	$19.6	$18.4	$38.5	$35.5
Management fees	5.6	5.4	11.0	10.6
Incentive fees	1.9	4.4	5.0	8.9
Directors fees	0.2	0.2	0.3	0.3
Other operating expenses	0.9	1.0	1.7	1.9
Total expenses	28.2	29.4	56.5	57.2
Management fee waiver	-	(0.8)	-	(2.1)
Net expenses	$28.2	$28.6	$56.5	$55.1

Net Realized Gains (Losses) on Investments

During the three and six months ended June 30, 2026, we had realized losses of $12.2 million and realized losses of $14.5 million, respectively, on our investments. In February 2026, we completed a restructure of our debt investment in Regiment Security Partners LLC whereby our existing first lien senior secured debt was exchanged for new debt that included a tranche of last out first lien senior secured debt, and we recognized a $2.0 million realized loss as a result of the debt restructure. Additionally, during the first fiscal quarter of 2026, we recognized a $0.3 million realized loss due to the rotation out of one of our broadly syndicated loans. During the three months ended June 30, 2026, we recognized a $9.4 million realized loss on our investment in Sundance Holdings Group, LLC for which the liquidation process was completed, and we recognized a $0.9 million loss on our investment in Diverzify Intermediate LLC whereby our existing first lien senior secured debt was exchanged for new debt that included a first lien last out tranche of debt. Finally, during the three months ended June 30, 2026, we recognized a $1.9 million realized loss due to the rotation out of our four remaining broadly syndicated loans.

During the three and six months ended June 30, 2025, we had realized losses of less than $0.1 million and realized gains of 0.6 million, respectively, on our investments.

Net Unrealized Gains (Losses) on Investments

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the three and six months ended June 30, 2026 and 2025, net unrealized gains (losses) on our investment portfolio were comprised of the following:

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
	($ in millions)	($ in millions)	($ in millions)	($ in millions)
Unrealized gains on investments	$17.1	$7.2	$17.4	$14.0
Unrealized (losses) on investments	(21.7)	(10.7)	(31.0)	(24.0)
Net change in unrealized gains (losses) on investments	$(4.6)	$(3.5)	$(13.6)	$(10.0)

For the three and six months ended June 30, 2026, we had a deferred income tax expense of $0.0 million and $0.4 million, respectively, related to our net unrealized gain on our investments in KABDC Corp, LLC, a wholly owned subsidiary, that has elected to be treated as a corporation for U.S. tax purposes. For the three and six months ended June 30, 2025, we had a deferred income tax expense of $0.3 million and $0.9 million, respectively, In addition, as of June 30, 2026, our net deferred tax liability of $2.8 million is included in accrued expenses and other liabilities of our Consolidated Statement of Assets and Liabilities.

For the three-month periods ended June 30, 2026 and 2025, the top five largest contributors to the change in unrealized gains and the top five largest contributors to the change in unrealized losses on investments, and the remaining unrealized gains and losses from other portfolio companies, are presented in the following tables.

For the three months ended
June 30, 2026
($ in millions)
Portfolio Company
Sundance Holdings Group, LLC	$9.5
Tempo Acquisition LLC	2.3
Diverzify Intermediate, LLC	0.6
SGA Dental Partners	0.5
Arborworks Acquisition, LLC	0.3
Other portfolio companies unrealized gains	3.9
Other portfolio companies unrealized (losses)	(7.8)
Siegel Egg Co.,LLC	(0.7)
BEL USA, LLC	(1.2)
Regiment Security Partners LLC	(1.4)
4 Over International, LLC	(1.7)
American Soccer Company, Incorporated (SCORE)	(8.9)
Total Change in Unrealized Gain (Loss), net	$(4.6)

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

For the six months ended June 30, 2026 and 2025, the top five largest contributors to the change in unrealized gains and the top five largest contributors to the change in unrealized losses on investments, and the remaining unrealized gains and losses from other portfolio companies, are presented in the following tables.

For the six months ended
June 30, 2026
($ in millions)
Portfolio Company
Sundance Holdings Group, LLC	$9.5
NMA Holdings, LLC (Neuromonitoring Associates)	1.3
Arborworks Acquisition, LLC	0.7
SGA Dental Partners	0.5
Regiment Security Partners LLC	0.4
Other portfolio companies unrealized gains	5.0
Other portfolio companies unrealized (losses)	(9.9)
Connect America.Com, LLC	(0.9)
BEL USA, LLC	(1.9)
Siegel Egg Co.,LLC	(3.1)
4 Over International, LLC	(3.1)
American Soccer Company, Incorporated (SCORE)	(12.1)
Total Change in Unrealized Gain (Loss), net	$(13.6)

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

We finance our investments with leverage in the form of borrowings under credit facilities and issuances of senior unsecured notes. We also intend to further borrow under credit facilities and/or issue senior unsecured notes in the future in order to finance our investments. In accordance with the 1940 Act, we are required to meet a coverage ratio of total assets (less total liabilities other than indebtedness) to total borrowings and other senior securities (and any preferred stock that we may issue in the future) of at least 150%. As defined in the 1940 Act, a 150% asset coverage means that for every $100 of net assets we hold, we can raise $200 from borrowing and issuing senior securities. If this ratio declines below 150%, we cannot incur additional leverage and could be required to sell a portion of our investments to repay some leverage when it is disadvantageous to do so. As of June 30, 2026 and December 31, 2025, our asset coverage ratios were 186% and 198%, respectively. We currently intend to target asset coverage of 200% to 180% (which equates to a debt-to-equity ratio of 1.0x to 1.25x) but may alter this target based on market conditions.

Over the next twelve months, we expect that cash and cash equivalents, taken together with our available capacity under our credit facilities, will be sufficient to conduct anticipated investment activities. Beyond twelve months, we expect that our cash and liquidity needs will continue to be met by cash generated from our ongoing operations as well as financing activities.

As of June 30, 2026, we had $275 million Notes outstanding, $963 million borrowed under our credit facilities and cash and cash equivalents of $39.7 million (including investments in money market funds). As of that date, we had $437 million of undrawn commitments available on our credit facilities (subject to borrowing base restrictions and other conditions). As of August 5, 2026, we had $275 million Notes outstanding, $956 million borrowed under our credit facilities and cash and cash equivalents of $21.7 million (including investments in money market funds).

Senior Unsecured Notes

As of June 30, 2026, we had $275 million of senior unsecured notes outstanding, with $25 million of 8.65% Series A Notes due June 2027 (the “Series A Notes”), $50 million of 8.74% Series B Notes due June 2028 (the “Series B Notes”), $40 million of floating rate Series C Notes with an interest rate of SOFR plus 2.32% per annum due June 2028 (the “Series C Notes”), $60 million of 5.80% Series D Notes due June 2028 (the “Series D Notes”) and $100 million of 6.15% Series E Notes due October 2030 (the “Series E Notes”). We refer to all of these series of senior unsecured notes as, collectively, the “Notes”.

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

Contractual Obligations

A summary of our significant contractual principal payment obligations related to the repayment of our outstanding indebtedness at June 30, 2026 is as follows:

	Payments Due by Period ($ in millions)
		Less than			After
	Total	1 year	1-3 years	3-5 years	5 years
Senior Unsecured Notes	$275.0	$-	$175.0	$100.0	$-
Corporate Credit Facility	230.0	-	-	230.0	-
Revolving Funding Facility	540.0	-	-	540.0	-
Revolving Funding Facility II	193.0	-	-	193.0	-
Total contractual obligations	$1,238.0	$-	$175.0	$1,063.0	$-

Off-Balance Sheet Arrangements

As of June 30, 2026 and December 31, 2025, we had an aggregate $293.3 million and $287.5 million, respectively, of unfunded commitments, including $169.4 million and $171.1 million, respectively, of unfunded commitments on revolvers, to provide debt financing to our portfolio companies. Such commitments are generally subject to the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in our financial statements. Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not have any other off-balance sheet financings or liabilities.

Critical Accounting Estimates

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies, including those relating to the valuation of our investment portfolio, are described below. The critical accounting policies should be read in conjunction with our risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and in this Quarterly Report. See Note 2 to our consolidated financial statements for the six months ended June 30, 2026, for more information on our critical accounting policies.

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

Revenue Recognition

We record interest income, which includes the accretion of discounts, amortization of premiums and payment-in-kind (“PIK”) interest, on an accrual basis when collection of interest is probable. For loans and debt securities with contractual PIK interest, which represents contractual interest accrued and added to the principal balance, we generally will not accrue PIK interest for accounting purposes if we determine that such PIK interest is not collectible. We do not accrue interest on loans and debt securities as a receivable for accounting purposes if we have reason to doubt our ability to collect such interest. Original Issue Discounts (OIDs), upfront loan origination fees, amendment fees, market discounts or premiums are accreted or amortized using the effective interest method as interest income. Prepayment premiums, accelerated accretion of upfront loan origination fees from unscheduled paydowns, and amendment fees that are earned at closing are generally considered non-recurring interest income.

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

Assuming that the consolidated statement of assets and liabilities as of June 30, 2026 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact ($ in millions) of hypothetical base rate changes in interest rate (considering interest rate floors for floating rate instruments). We do not include investments on non-accrual status and classified as non-income producing as of June 30, 2026 in this calculation.

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense(1)	Net Increase (Decrease) in Net Investment Income
Down 200 basis points	$(41.3)	$(23.3)	$(18.0)
Down 100 basis points	$(20.7)	$(11.6)	$(9.1)
Up 100 basis points	$20.7	$11.6	$9.1
Up 200 basis points	$41.3	$23.3	$18.0

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2026 (the end of the period covered by this report), we, including our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Co-Chief Executive Officers and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic United States Securities and Exchange Commission (the “SEC”) filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

On May 5, 2026, the Board of Directors of the Company authorized an amendment to the Company 10b5-1 Plan to extend the expiration to May 24, 2027. Under the amended and restated plan (effective May 25, 2026), the Company may repurchase up to $100,000 of the outstanding common stock in the open market at a price per share that meets certain thresholds below its net asset value per share. The Company 10b5-1 Plan will terminate upon the earliest to occur of (i) the close of business on May 24, 2027, (ii) the end of the trading day on which the aggregate purchase price for all shares purchased under the Company 10b5-1 Plan equals $100,000 and (iii) the occurrence of certain other events described in the Company 10b5-1 Plan.

During the six months ended June 30, 2026, the Company repurchased 1,781,622 shares under the Company 10b5-1 Plan for a total of $25,152.

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
10.20

Fifth Amendment to Loan and Security Agreement, dated February 13, 2025, by and between KA Credit Advisors, LLC, as collateral manager, Kayne Anderson BDC Financing, LLC, as borrower, certain lenders thereto, administrative agent for the lenders, and collateral agent for the lenders (15)

10.21

Sixth Amendment to Loan and Security Agreement, dated February 20, 2026, by and among KA Credit Advisors, as collateral manager, Kayne Anderson BDC Financing, LLC, as borrower, certain lenders thereto, administrative agent for the lenders and collateral manager for the lenders (19)

10.22

Loan and Security Agreement, dated December 22, 2023, by and between KA Credit Advisors, LLC, as portfolio manager, Kayne Anderson BDC Financing II, LLC, as borrower, certain lenders thereto, collateral administrator for the lenders, collateral agent for the lenders, securities intermediary party, and administrative agent for the lenders (9)

10.23

Amendment No. 2 to Loan and Security Agreement, dated December 22, 2023, by and between KA Credit Advisors, LLC, as portfolio manager, Kayne Anderson BDC Financing II, LLC, as borrower, certain lenders thereto, collateral administrator for the lenders, collateral agent for the lenders, securities intermediary party, and administrative agent for the lenders (14)

10.24	Notes Purchase Agreement, dated June 29, 2023, by and among the Company and the Purchasers party thereto (8)
10.25	Notes Purchase Agreement, dated September 9, 2025, by and among the Company and the Purchasers party thereto (18)

21.1*	Subsidiaries of Kayne Anderson BDC, Inc.
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
104	The cover page for the Company's Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

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

Kayne Anderson BDC, Inc.

Date: August 10, 2026		/s/ Douglas L. Goodwillie
	Name:	Douglas L. Goodwillie
	Title:	Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: August 10, 2026		/s/ Kenneth B. Leonard
	Name:	Kenneth B. Leonard
	Title:	Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: August 10, 2026		/s/ Terry A. Hart
	Name:	Terry A. Hart
	Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)