Form 10-Q
period 2026-09-30
Kayne Anderson BDC, Inc.
filed 2026-11-05
CIK 1747172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 29, 2026, the registrant had 65,804,559 shares of common stock, $0.001 par value per share, issued and outstanding.

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

iii

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.y

Kayne Anderson BDC, Inc.

Consolidated Statements of Assets and Liabilities

(amounts in 000’s, except share and per share amounts)

	September 30, 2026
	(Unaudited)	December 31, 2025
Assets:
Portfolio company investments, at fair value:
Non-controlled, non-affiliated investments (amortized cost of $2,076,422 and $2,079,041)	$2,072,855	$2,084,737
Non-controlled, affiliated investments (amortized cost of $132,259 and $118,459)	127,359	113,684
Controlled, affiliated investments (amortized cost of $35,162 and $0)	22,454	-
Total portfolio company investments, at fair value (amortized cost of $2,243,843 and $2,197,500)	2,222,668	2,198,421
Investments in money market funds (amortized cost of $22,261 and $25,409)	22,261	25,409
Cash	23,443	18,027
Deposits for investments	-	13,015
Receivable for sales of investments	81	7,168
Receivable for principal payments on investments	145	308
Interest receivable	19,461	24,063
Prepaid expenses and other assets	492	291
Total Assets	$2,288,551	$2,286,702

Liabilities:
Corporate Credit Facility (Note 6)	$162,000	$135,000
Unamortized Corporate Credit Facility issuance costs	(2,704)	(3,372)
Revolving Funding Facility (Note 6)	583,000	525,000
Unamortized Revolving Funding Facility issuance costs	(5,491)	(4,671)
Revolving Funding Facility II (Note 6)	192,000	195,000
Unamortized Revolving Funding Facility II issuance costs	(1,705)	(2,100)
Notes (Note 6)	268,493	274,701
Unamortized notes issuance costs	(1,959)	(2,560)
Shares repurchased payable (Note 7)	23	496
Distributions payable	26,381	27,213
Management fee payable (Note 3)	5,657	5,613
Incentive fee payable (Note 3)	1,203	3,935
Accrued expenses and other liabilities	25,391	22,041
Accrued excise tax expense	-	475
Total Liabilities	$1,252,289	$1,176,771

Commitments and contingencies (Note 8)
Net Assets:
Common Shares, $0.001 par value; 100,000,000 shares authorized; 65,950,801 and 67,998,184 as of September 30, 2026 and December 31, 2025, respectively, issued and outstanding	$66	$68
Additional paid-in capital	1,079,233	1,108,001
Total distributable earnings (deficit)	(43,037)	1,862
Total Net Assets	$1,036,262	$1,109,931
Total Liabilities and Net Assets	$2,288,551	$2,286,702
Net Asset Value Per Common Share	$15.71	$16.32

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Statements of Operations

(amounts in 000’s, except share and per share amounts)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Income:
Investment income from investments:
From non-controlled, non-affiliated investments:
Interest income from non-controlled, non-affiliated investments	$52,485	$56,752	$151,961	$166,517
Payment-in-kind interest income from non-controlled, non-affiliated investments	2,625	2,146	9,399	4,515
Dividend income	318	412	1,016	821
From non-controlled, affiliated investments:
Interest income from non-controlled, affiliated investments	3,251	2,063	9,331	2,063
From controlled, affiliated investments:
Interest income from controlled, affiliated investments	39	-	39	-
Payment-in-kind interest income from controlled, affiliated investments	245	-	245	-
Total Investment Income	58,963	61,373	171,991	173,916
Expenses:
Management fees	5,657	5,583	16,634	16,126
Incentive fees	1,203	4,419	6,209	13,361
Interest expense	20,724	20,207	59,193	55,716
Professional fees	389	369	1,031	1,082
Directors fees	164	158	492	474
Excise tax expense (benefit)	-	-	(11)	(43)
Other general and administrative expenses	634	591	1,794	1,775
Total Expenses	28,771	31,327	85,342	88,491
Less: Management fee waiver (Note 3)	-	-	-	(2,071)
Net expenses	28,771	31,327	85,342	86,420
Net Investment Income (Loss)	30,192	30,046	86,649	87,496
Realized and unrealized gains (losses) on investments
Net realized gains (losses):
Non-controlled, non-affiliated investments	(14,901)	(22)	(29,369)	534
Total net realized gains (losses)	(14,901)	(22)	(29,369)	534
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	(7,982)	(5,407)	(18,396)	(13,464)
Non-controlled, affiliated investments	32	424	(125)	(1,501)
Controlled, affiliated investments	(522)	-	(3,574)	-
Total net change in unrealized gains (losses)	(8,472)	(4,983)	(22,095)	(14,965)
Total realized and unrealized gains (losses)	(23,373)	(5,005)	(51,464)	(14,431)
Income tax (expense) benefit on unrealized appreciation/depreciation on investments	(210)	(428)	(618)	(1,327)
Net Increase in Net Assets Resulting from Operations	$6,609	$24,613	$34,567	$71,738

Basic and diluted net investment income per share	$0.46	$0.43	$1.30	$1.23
Basic and diluted net increase in net assets resulting from operations per share	$0.10	$0.35	$0.52	$1.01
Weighted Average Common Shares Outstanding - Basic and Diluted	66,041,019	70,430,331	66,506,862	70,852,621

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Statements of Changes in Net Assets

(amounts in 000’s)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$30,192	$30,046	$86,649	$87,496
Net realized gains (losses) on investments	(14,901)	(22)	(29,369)	534
Net change in unrealized gains (losses) on investments	(8,472)	(4,983)	(22,095)	(14,965)
Income tax (expense) benefit on unrealized appreciation/depreciation on investments	(210)	(428)	(618)	(1,327)
Net Increase in Net Assets Resulting from Operations	6,609	24,613	34,567	71,738
Decrease in Net Assets Resulting from Stockholder Dividends
Dividends to stockholders	(26,381)	(27,927)	(79,466)	(98,937)
Net Decrease in Net Assets Resulting from Stockholder Dividends	(26,381)	(27,927)	(79,466)	(98,937)
Increase (Decrease) in Net Assets Resulting from Capital Share Transactions
Common stock purchased under the share repurchase program	(3,618)	(13,921)	(28,770)	(23,074)
Reinvestment of dividends	-	-	-	4,027
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	(3,618)	(13,921)	(28,770)	(19,047)
Total Increase (Decrease) in Net Assets	(23,390)	(17,235)	(73,669)	(46,246)
Net Assets, Beginning of Period	1,059,652	1,157,331	1,109,931	1,186,342
Net Assets, End of Period	$1,036,262	$1,140,096	$1,036,262	$1,140,096

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Statements of Cash Flows

(amounts in 000’s)

(Unaudited)

	For the nine months ended September 30,
	2026	2025
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$34,567	$71,738
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gains)/losses on investments	29,369	(534)
Net change in unrealized (gains)/losses on investments	22,095	14,965
Net accretion of discount on investments	(10,012)	(10,687)
Sales (purchases) of investments in money market funds, net	3,148	18,918
Purchases of portfolio investments	(315,082)	(678,741)
Proceeds from sales of investments and principal repayments	263,303	419,093
Paid-in-kind interest from portfolio investments	(9,644)	(4,515)
Amortization of deferred financing cost	3,367	2,835
Increase/(decrease) in operating assets and liabilities:
(Increase)/decrease in deposits for investments	13,015	-
(Increase)/decrease in receivable for sales of investments	7,087	(14,150)
(Increase)/decrease in interest and dividends receivable	326	(6,662)
(Increase)/decrease in receivable for principal payments on investments	163	206
Increase/(decrease) in accrued excise tax expense	(475)	(825)
(Increase)/decrease in prepaid expenses and other assets	(201)	788
Increase/(decrease) in management fees payable	44	1,871
Increase/(decrease) in incentive fee payable	(2,732)	4,419
Increase/(decrease) in accrued expenses and other liabilities	(2,858)	2,737
Net cash provided by (used in) operating activities	35,480	(178,544)
Cash Flows from Financing Activities:
Borrowings/(payments) on Corporate Credit Facility, net	27,000	51,000
Borrowings/(payments) on Revolving Funding Facility, net	58,000	150,000
Borrowings/(payments) on Revolving Funding Facility II, net	(3,000)	94,000
Payments of debt issuance costs	(2,523)	(4,696)
Change in payable for shares repurchased	(473)	706
Dividends paid in cash	(80,298)	(95,407)
Repurchase of common shares	(28,770)	(23,074)
Net cash provided by (used in) financing activities	(30,064)	172,529
Net increase (decrease) in cash	5,416	(6,015)
Cash, beginning of period	18,027	22,375
Cash, end of period	$23,443	$16,360

Supplemental and Non-Cash Information:
Interest paid during the period	$58,443	$51,497
Non-cash financing activities not included herein consisted of reinvestment of dividends	$-	$4,027

See accompanying notes to consolidated financial statements.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of September 30, 2026

(amounts in 000’s, except number of shares, units)

(Unaudited)

Portfolio Company	Footnotes (1)(2)	Investment(3)	Interest Rate	Spread(4)	PIK Rate	Reference(5)	Maturity Date	Principal/ Par	Amortized Cost(6)	Fair Value	Percentage of Net Assets
Debt Investments
Aerospace & defense
Aviation Concepts, LLC		First lien senior secured loan	9.40%	5.50%	-	SOFR(M)	12/17/2030	16,304	15,875	16,468	1.6%
		First lien senior secured delayed draw loan	9.40%	5.50%	-	SOFR(M)	12/17/2030	-	-	-	0.0%
		First lien senior secured revolving loan	9.40%	5.50%	-	SOFR(M)	12/17/2030	-	-	-	0.0%
Quatro Parent, Inc. (S3 AeroDefense)		First lien senior secured loan	8.90%	5.00%	-	SOFR(M)	5/1/2032	14,250	13,982	14,250	1.4%
		First lien senior secured delayed draw loan	8.90%	5.00%	-	SOFR(M)	5/1/2032	-	-	-	0.0%
								30,554	29,857	30,718	3.0%
Automobile components
Speedstar Holding LLC		First lien senior secured loan	9.75%	6.00%	-	SOFR(Q)	7/22/2029	5,994	5,972	5,034	0.5%
		First lien senior secured delayed draw loan	9.75%	6.00%	-	SOFR(Q)	7/22/2029	655	655	550	0.1%
WAM CR Acquisition, Inc. (Wolverine)		First lien senior secured loan	10.51%	6.25%	-	SOFR(S)	7/23/2029	26,359	26,025	26,359	2.5%
								33,008	32,652	31,943	3.1%
Biotechnology
Alcami Corporation		First lien senior secured loan	9.47%	5.65%	-	SOFR(Q)	12/21/2029	11,295	11,194	11,295	1.1%
		First lien senior secured loan	9.47%	5.65%	-	SOFR(Q)	12/21/2029	1,965	1,949	1,965	0.2%
		First lien senior secured revolving loan	9.47%	5.65%	-	SOFR(Q)	12/21/2029	-	-	-	0.0%
		First lien senior secured delayed draw loan	9.41%	5.65%	-	SOFR(M)	12/21/2029	6,439	6,439	6,439	0.6%
		First lien senior secured delayed draw loan	9.72%	5.65%	-	SOFR(Q)	12/21/2029	831	830	831	0.1%
		First lien senior secured delayed draw loan	9.72%	5.65%	-	SOFR(Q)	12/21/2029	188	188	188	0.0%
								20,718	20,600	20,718	2.0%

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of September 30, 2026

(amounts in 000’s, except number of shares, units)

(Unaudited)

Portfolio Company	Footnotes (1)(2)	Investment(3)	Interest Rate	Spread(4)	PIK Rate	Reference(5)	Maturity Date	Principal/ Par	Amortized Cost(6)	Fair Value	Percentage of Net Assets
Building products
Big Top Holdings, LLC		First lien senior secured revolving loan	9.14%	5.25%	-	SOFR(S)	2/28/2031	292	269	294	0.0%
		First lien senior secured delayed draw loan	9.32%	5.25%	-	SOFR(Q)	2/28/2031	-	-	-	0.0%
		First lien senior secured loan	9.32%	5.25%	-	SOFR(Q)	2/28/2031	19,924	19,634	20,124	1.9%
Ruff Roofers Buyer, LLC		First lien senior secured loan	8.90%	5.00%	-	SOFR(M)	11/19/2029	6,989	6,863	6,866	0.7%
		First lien senior secured loan	8.90%	5.00%	-	SOFR(M)	11/19/2029	2,620	2,596	2,574	0.2%
		First lien senior secured revolving loan	8.90%	5.00%	-	SOFR(M)	11/19/2029	-	-	-	0.0%
		First lien senior secured delayed draw loan	8.90%	5.00%	-	SOFR(M)	11/19/2029	-	-	-	0.0%
		First lien senior secured delayed draw loan	8.90%	5.00%	-	SOFR(M)	11/19/2029	5,224	5,109	5,133	0.5%
		First lien senior secured delayed draw loan	8.90%	5.00%	-	SOFR(M)	11/19/2029	2,622	2,622	2,576	0.2%
US Masonry & Building Products Co. (f/k/a US Anchors Group, Inc.)		First lien senior secured loan	9.32%	5.25%	-	SOFR(Q)	7/15/2029	16,892	16,636	16,892	1.6%
		First lien senior secured revolving loan	9.32%	5.25%	-	SOFR(Q)	7/15/2029	1,482	1,436	1,482	0.1%
								56,045	55,165	55,941	5.4%
Chemicals
Fralock Buyer LLC	(8)	First lien senior secured loan	10.57%	6.00%	0.50%	SOFR(Q)	3/31/2028	13,369	13,290	13,302	1.3%
	(8)	First lien senior secured loan	10.57%	6.00%	0.50%	SOFR(Q)	3/31/2028	4,411	4,400	4,389	0.4%
	(8)	First lien senior secured revolving loan	10.57%	6.00%	0.50%	SOFR(Q)	3/31/2028	3,840	3,839	3,820	0.4%
Gage CR Acquisition, LLC		First lien senior secured loan	9.07%	5.00%	-	SOFR(Q)	10/1/2030	26,845	26,433	26,711	2.6%
		First lien senior secured revolving loan	9.07%	5.00%	-	SOFR(Q)	10/1/2030	-	-	-	0.0%
Tangent Technologies Holdings, LLC		First lien senior secured revolving loan	9.32%	5.25%	-	SOFR(Q)	8/2/2032	147	121	147	0.0%
		First lien senior secured loan	9.15%	5.25%	-	SOFR(M)	8/2/2032	8,239	8,118	8,239	0.8%
TL Atlas Merger Sub Corp. (Zep)		First lien senior secured loan	9.07%	5.00%	-	SOFR(Q)	6/30/2031	31,803	31,490	32,121	3.1%
		First lien senior secured revolving loan	9.07%	5.00%	-	SOFR(Q)	6/30/2031	-	-	-	0.0%
								88,654	87,691	88,729	8.6%

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of September 30, 2026

(amounts in 000’s, except number of shares, units)

(Unaudited)

Portfolio Company	Footnotes (1)(2)	Investment(3)	Interest Rate	Spread(4)	PIK Rate	Reference(5)	Maturity Date	Principal/ Par	Amortized Cost(6)	Fair Value	Percentage of Net Assets
Commercial services & supplies
Advanced Environmental Monitoring Intermediate, Inc.	(7)	First lien senior secured loan	10.16%	6.40%	-	SOFR(Q)	12/31/2028	12,559	12,424	12,559	1.2%
	(7)	First lien senior secured loan	10.47%	6.40%	-	SOFR(Q)	12/31/2028	7,371	7,347	7,371	0.7%
	(7)	First lien senior secured loan	10.16%	6.40%	-	SOFR(Q)	12/31/2028	3,651	3,619	3,651	0.4%
	(7)	First lien senior secured loan	10.47%	6.40%	-	SOFR(Q)	12/31/2028	2,787	2,725	2,787	0.3%
AeriTek Global Holdings LLC		First lien senior secured loan	10.51%	6.75%	-	SOFR(Q)	8/27/2030	9,952	9,830	9,952	1.0%
		First lien senior secured loan	10.51%	6.75%	-	SOFR(Q)	8/27/2030	1,735	1,711	1,735	0.2%
		First lien senior secured loan	10.51%	6.75%	-	SOFR(Q)	8/27/2030	1,315	1,297	1,315	0.1%
		First lien senior secured revolving loan	10.51%	6.75%	-	SOFR(Q)	8/27/2030	591	574	591	0.1%
Allentown, LLC	(8)	First lien senior secured loan	10.91%	6.15%	1.00%	SOFR(Q)	4/22/2027	7,580	7,554	6,822	0.7%
	(8)	First lien senior secured delayed draw loan	10.91%	6.15%	1.00%	SOFR(Q)	4/22/2027	1,370	1,364	1,233	0.1%
	(8)	First lien senior secured revolving loan	13.00%	5.00%	1.00%	PRIME	4/22/2027	412	410	371	0.0%
American Equipment Holdings LLC		First lien senior secured loan	8.88%	5.00%	-	SOFR(S)	5/5/2028	13,056	12,889	13,106	1.3%
		First lien senior secured loan	8.83%	5.00%	-	SOFR(S)	5/5/2028	2,135	2,120	2,144	0.2%
		First lien senior secured loan	8.88%	5.00%	-	SOFR(S)	5/5/2028	1,679	1,669	1,685	0.2%
		First lien senior secured loan	8.88%	5.00%	-	SOFR(S)	5/5/2028	1,398	1,395	1,404	0.1%
		First lien senior secured loan	8.87%	5.00%	-	SOFR(S)	5/5/2028	520	516	522	0.1%
		First lien senior secured loan	8.98%	5.00%	-	SOFR(S)	5/5/2028	456	456	458	0.0%
		First lien senior secured revolving loan	8.85%	5.00%	-	SOFR(S)	5/5/2028	1,388	1,356	1,393	0.1%
		First lien senior secured delayed draw loan	8.89%	5.00%	-	SOFR(S)	5/5/2028	4,010	3,979	4,025	0.4%
Arborworks Acquisition, LLC	(8)	First lien senior secured loan	10.50%	6.50%	10.50%	SOFR(M)	11/6/2028	6,473	6,473	6,473	0.6%
	(8)	First lien senior secured revolving loan	15.00%	-	15.00%	FIXED	11/6/2028	3,590	3,590	3,590	0.3%

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of September 30, 2026

(amounts in 000’s, except number of shares, units)

(Unaudited)

Portfolio Company	Footnotes (1)(2)	Investment(3)	Interest Rate	Spread(4)	PIK Rate	Reference(5)	Maturity Date	Principal/ Par	Amortized Cost(6)	Fair Value	Percentage of Net Assets
Bloomington Holdco, LLC (BW Fusion)		First lien senior secured loan	9.76%	6.00%	-	SOFR(Q)	5/1/2030	20,876	20,556	20,093	1.9%
		First lien senior secured revolving loan	9.72%	6.00%	-	SOFR(Q)	5/1/2030	2,809	2,669	2,704	0.3%
BLP Buyer, Inc. (Bishop Lifting Products)		First lien senior secured loan	10.15%	6.25%	-	SOFR(M)	12/22/2029	25,512	25,188	25,512	2.5%
		First lien senior secured loan	10.15%	6.25%	-	SOFR(M)	12/22/2029	1,199	1,183	1,199	0.1%
		First lien senior secured loan	10.15%	6.25%	-	SOFR(M)	12/22/2029	558	552	558	0.1%
		First lien senior secured loan	10.12%	6.25%	-	SOFR(S)	12/22/2029	503	497	503	0.0%
		First lien senior secured revolving loan	10.15%	6.25%	-	SOFR(M)	12/22/2029	-	-	-	0.0%
		First lien senior secured delayed draw loan	10.15%	6.25%	-	SOFR(M)	12/22/2029	3,122	3,086	3,122	0.3%
Connect America.Com, LLC	(7)(8)	First lien senior secured loan	10.82%	5.75%	1.00%	SOFR(Q)	10/11/2029	26,377	26,010	24,741	2.4%
Diverzify Intermediate LLC	(9)(10)	First lien senior secured loan	-	-	-	-	4/30/2029	1,293	319	341	0.0%
	(8)	First lien senior secured loan	12.00%	-	12.00%	FIXED	4/30/2029	196	196	196	0.0%
	(8)	First lien senior secured loan	11.87%	8.01%	11.87%	SOFR(Q)	4/30/2029	4,182	4,189	4,182	0.4%
Regiment Security Holdco, LLC (Regiment)	(8)(11)	First lien senior secured revolving loan	8.84%	5.10%	8.84%	SOFR(M)	3/15/2027	497	497	497	0.0%
	(8)(11)	First lien senior secured loan	8.86%	5.10%	8.86%	SOFR(M)	3/15/2027	10,789	10,778	10,789	1.0%
	(9)(10)(11)	First lien senior secured loan	-	-	-	-	3/15/2027	6,286	3,659	3,966	0.4%
Superior Intermediate LLC (Landmark Structures)		First lien senior secured loan	9.40%	5.50%	-	SOFR(M)	12/18/2030	17,223	16,936	17,309	1.7%
		First lien senior secured revolving loan	9.40%	5.50%	-	SOFR(M)	12/18/2030	-	-	-	0.0%
		First lien senior secured delayed draw loan	9.40%	5.50%	-	SOFR(M)	12/18/2030	6,804	6,699	6,838	0.7%
Tapco Buyer LLC		First lien senior secured loan	9.07%	5.00%	-	SOFR(Q)	11/15/2030	10,471	10,356	10,471	1.0%
		First lien senior secured loan	8.81%	5.00%	-	SOFR(Q)	11/15/2030	2,899	2,870	2,899	0.3%
		First lien senior secured revolving loan	9.07%	5.00%	-	SOFR(Q)	11/15/2030	420	391	420	0.0%
		First lien senior secured delayed draw loan	9.07%	5.00%	-	SOFR(Q)	11/15/2030	7,284	7,284	7,284	0.7%

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of September 30, 2026

(amounts in 000’s, except number of shares, units)

(Unaudited)

Portfolio Company	Footnotes (1)(2)	Investment(3)	Interest Rate	Spread(4)	PIK Rate	Reference(5)	Maturity Date	Principal/ Par	Amortized Cost(6)	Fair Value	Percentage of Net Assets
		First lien senior secured delayed draw loan	8.81%	5.00%	-	SOFR(Q)	11/15/2030	7,166	7,010	7,166	0.7%
								240,494	234,223	233,977	22.6%
Consumer staples distribution & retail
Evaaro US Bidco, Inc. (Keg Logistics LLC)	(12)	First lien senior secured loan	8.75%	5.00%	-	SOFR(Q)	4/4/2032	10,128	9,934	10,128	1.0%
		First lien senior secured revolving loan	8.75%	5.00%	-	SOFR(Q)	4/4/2032	-	-	-	0.0%
		First lien senior secured delayed draw loan	8.75%	5.00%	-	SOFR(Q)	4/4/2032	-	-	-	0.0%
								10,128	9,934	10,128	1.0%
Containers & packaging
Carton Packaging Buyer, Inc. (Century Box)		First lien senior secured loan	10.20%	6.25%	-	SOFR(S)	10/30/2028	23,594	23,309	22,886	2.2%
		First lien senior secured loan	9.98%	6.25%	-	SOFR(S)	10/30/2028	11,815	11,654	11,461	1.1%
		First lien senior secured revolving loan	10.00%	6.25%	-	SOFR(Q)	10/30/2028	1,280	1,252	1,243	0.1%
Drew Foam Companies Inc.		First lien senior secured loan	10.22%	6.15%	-	SOFR(Q)	12/5/2028	6,849	6,777	6,712	0.6%
		First lien senior secured loan	9.96%	6.15%	-	SOFR(Q)	12/5/2028	19,467	19,327	19,078	1.8%
FCA, LLC		First lien senior secured loan	8.84%	5.00%	-	SOFR(S)	7/18/2028	18,673	18,574	18,626	1.8%
		First lien senior secured loan	9.65%	5.75%	-	SOFR(M)	7/18/2028	740	733	740	0.1%
M2S Group Intermediate Holdings, Inc.		First lien senior secured loan	8.57%	4.75%	-	SOFR(Q)	8/25/2031	35,862	33,917	35,503	3.4%
Monza Purchaser, LLC (Smyth)		First lien senior secured loan	9.57%	5.50%	-	SOFR(Q)	2/28/2030	26,161	25,800	26,161	2.5%
		First lien senior secured revolving loan	9.57%	5.50%	-	SOFR(Q)	2/28/2030	2,878	2,765	2,878	0.3%
		First lien senior secured delayed draw loan	9.23%	5.50%	-	SOFR(Q)	2/28/2030	5,231	5,155	5,231	0.5%
Project Tahoe Acquisition Corp (Norton Packaging)		First lien senior secured loan	8.48%	4.75%	-	SOFR(Q)	1/1/2032	13,172	12,975	13,172	1.3%
		First lien senior secured revolving loan	8.48%	4.75%	-	SOFR(Q)	1/1/2032	-	-	-	0.0%
The Robinette Company		First lien senior secured loan	9.65%	5.75%	-	SOFR(M)	5/10/2029	10,046	9,928	10,046	1.0%
		First lien senior secured revolving loan	9.65%	5.75%	-	SOFR(M)	5/10/2029	2,414	2,366	2,414	0.2%

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of September 30, 2026

(amounts in 000’s, except number of shares, units)

(Unaudited)

Portfolio Company	Footnotes (1)(2)	Investment(3)	Interest Rate	Spread(4)	PIK Rate	Reference(5)	Maturity Date	Principal/ Par	Amortized Cost(6)	Fair Value	Percentage of Net Assets
WCHG Buyer, Inc. (Handgards)		First lien senior secured loan	8.51%	4.75%	-	SOFR(Q)	4/10/2031	34,983	34,654	35,071	3.4%
								213,165	209,186	211,222	20.4%
Diversified consumer services
BCDI Meteor Acquisition, LLC		First lien senior secured loan	10.77%	7.10%	-	SOFR(S)	6/29/2028	15,414	15,273	15,414	1.5%
		First lien senior secured loan	10.77%	7.10%	-	SOFR(S)	6/29/2028	2,125	2,103	2,125	0.2%
								17,539	17,376	17,539	1.7%
Electrical equipment
East West Manufacturing, LLC		First lien senior secured loan	9.31%	5.50%	-	SOFR(Q)	7/1/2032	24,937	24,457	24,938	2.4%
								24,937	24,457	24,938	2.4%
Financial services
SGCP Intermediate, Inc. (SG Credit)	(13)(14)	First lien senior secured loan	11.00%	11.00%	-	FIXED	7/15/2030	80,000	78,343	80,000	7.7%
		First lien senior secured loan	11.00%	11.00%	-	FIXED	7/15/2030	-	-	-	—%
		First lien senior secured delayed draw loan	11.00%	11.00%	-	FIXED	7/15/2030	25,000	24,526	25,000	2.4%
								105,000	102,869	105,000	10.1%
Food products
BC CS 2, L.P. (Cuisine Solutions, Inc.)	(12)(13)	First lien senior secured loan	9.89%	6.10%	-	SOFR(M)	7/8/2028	14,793	14,660	14,793	1.4%
BR PJK Produce, LLC (Keany)		First lien senior secured loan	10.38%	6.65%	-	SOFR(Q)	12/14/2027	28,818	28,573	28,169	2.7%
		First lien senior secured loan	10.38%	6.65%	-	SOFR(Q)	12/14/2027	4,262	4,222	4,166	0.4%
		First lien senior secured delayed draw loan	10.38%	6.65%	-	SOFR(Q)	12/14/2027	4,288	4,236	4,191	0.4%
		First lien senior secured delayed draw loan	10.38%	6.65%	-	SOFR(Q)	12/14/2027	1,393	1,384	1,362	0.1%
CCFF Buyer, LLC (California Custom Fruits & Flavors, LLC)		First lien senior secured loan	8.76%	5.00%	-	SOFR(Q)	2/26/2030	13,652	13,436	13,652	1.3%
		First lien senior secured delayed draw loan	8.76%	5.00%	-	SOFR(Q)	2/26/2030	8,736	8,728	8,736	0.8%
		First lien senior secured revolving loan	8.75%	5.00%	-	SOFR(Q)	2/26/2030	755	689	755	0.1%
City Line Distributors LLC		First lien senior secured loan	10.08%	6.26%	-	SOFR(Q)	8/31/2028	8,409	8,315	8,409	0.8%
		First lien senior secured delayed draw loan	10.02%	6.26%	-	SOFR(Q)	8/31/2028	3,545	3,520	3,545	0.3%
		First lien senior secured revolving loan	9.98%	6.26%	-	SOFR(Q)	8/31/2028	-	-	-	0.0%

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of September 30, 2026

(amounts in 000’s, except number of shares, units)

(Unaudited)

Portfolio Company	Footnotes (1)(2)	Investment(3)	Interest Rate	Spread(4)	PIK Rate	Reference(5)	Maturity Date	Principal/ Par	Amortized Cost(6)	Fair Value	Percentage of Net Assets
Gulf Pacific Acquisition, LLC		First lien senior secured loan	11.00%	7.10%	-	SOFR(M)	9/29/2028	19,618	19,432	19,422	1.9%
		First lien senior secured delayed draw loan	11.00%	7.10%	-	SOFR(M)	9/29/2028	1,654	1,652	1,638	0.2%
		First lien senior secured revolving loan	11.00%	7.10%	-	SOFR(M)	9/29/2028	2,098	2,052	2,077	0.2%
IF&P Foods, LLC (FreshEdge)		First lien senior secured loan	9.80%	5.73%	-	SOFR(Q)	10/3/2028	26,488	26,226	26,356	2.5%
		First lien senior secured loan	9.42%	5.35%	-	SOFR(Q)	10/3/2028	699	683	690	0.1%
		First lien senior secured loan	10.17%	6.10%	-	SOFR(Q)	10/3/2028	210	208	210	0.0%
		First lien senior secured delayed draw loan	9.80%	5.73%	-	SOFR(Q)	10/3/2028	3,933	3,899	3,914	0.4%
		First lien senior secured revolving loan	9.63%	5.73%	-	SOFR(M)	10/3/2028	2,141	2,112	2,130	0.2%
J&K Ingredients, LLC		First lien senior secured loan	9.07%	5.00%	-	SOFR(Q)	11/16/2028	24,127	23,822	24,127	2.3%
		First lien senior secured loan	9.07%	5.00%	-	SOFR(Q)	11/16/2028	7,828	7,776	7,828	0.8%
		First lien senior secured delayed draw loan	9.07%	5.00%	-	SOFR(Q)	11/16/2028	-	-	-	0.0%
ML Buyer, LLC (Mama Lycha Foods, LLC)		First lien senior secured loan	9.59%	5.75%	-	SOFR(Q)	9/7/2029	11,352	11,205	11,295	1.1%
		First lien senior secured revolving loan	9.49%	5.75%	-	SOFR(Q)	9/7/2029	259	213	258	0.0%
Siegel Egg Co., LLC	(9)(10)(11)	First lien senior secured loan	-	-	-	-	12/29/2028	894	894	894	0.1%
	(9)(10)(11)	First lien senior secured loan	-	-	-	-	12/29/2028	14,727	14,627	4,124	0.4%
	(9)(10)(11)	First lien senior secured loan	-	-	-	-	12/29/2028	382	375	382	0.0%
	(9)(10)(11)	First lien senior secured loan	-	-	-	-	12/29/2028	912	894	912	0.1%
	(9)(10)(11)	First lien senior secured revolving loan	-	-	-	-	12/29/2028	3,179	3,159	890	0.1%
Texas Coffee Holdco LLC		First lien senior secured loan	11.47%	7.65%	-	SOFR(Q)	10/31/2030	14,888	14,669	14,888	1.4%
		First lien senior secured delayed draw loan	11.68%	7.65%	-	SOFR(Q)	10/31/2030	8,000	7,755	8,000	0.8%
Worldwide Produce Acquisition, LLC	(8)	First lien senior secured delayed draw loan	11.57%	2.50%	5.25%	SOFR(Q)	1/18/2029	594	570	575	0.1%
	(8)	First lien senior secured delayed draw loan	11.57%	2.50%	5.25%	SOFR(Q)	1/18/2029	493	477	477	0.0%

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of September 30, 2026

(amounts in 000’s, except number of shares, units)

(Unaudited)

Portfolio Company	Footnotes (1)(2)	Investment(3)	Interest Rate	Spread(4)	PIK Rate	Reference(5)	Maturity Date	Principal/ Par	Amortized Cost(6)	Fair Value	Percentage of Net Assets
	(8)	First lien senior secured delayed draw loan	11.57%	2.50%	5.25%	SOFR(Q)	1/18/2029	-	-	-	0.0%
		First lien senior secured revolving loan	10.51%	6.75%	-	SOFR(Q)	1/18/2029	64	63	62	0.0%
	(8)	First lien senior secured loan	11.57%	2.50%	5.25%	SOFR(Q)	1/18/2029	3,031	2,992	2,932	0.3%
								236,222	233,518	221,859	21.4%
Health care equipment & supplies
ECS Opco 1, LLC (Spectrum Vascular)		First lien senior secured loan	9.07%	5.00%	-	SOFR(Q)	3/26/2031	5,816	5,757	4,973	0.5%
		First lien senior secured delayed draw loan	9.07%	5.00%	-	SOFR(Q)	3/26/2031	-	-	-	0.0%
		First lien senior secured revolving loan	9.07%	5.00%	-	SOFR(Q)	3/26/2031	1,007	991	861	0.1%
LSL Industries, LLC		First lien senior secured loan	11.00%	7.26%	-	SOFR(Q)	11/3/2027	17,897	17,674	17,897	1.7%
		First lien senior secured revolving loan	11.00%	7.26%	-	SOFR(Q)	11/3/2027	-	-	-	0.0%
								24,720	24,422	23,731	2.3%
Health care providers & services
Aegis Toxicology Sciences Corporation		First lien senior secured loan	10.04%	6.00%	-	SOFR(Q)	6/20/2030	27,154	26,723	26,882	2.6%
		First lien senior secured revolving loan	10.07%	6.00%	-	SOFR(Q)	6/20/2030	4,615	4,529	4,569	0.4%
Brightview, LLC		First lien senior secured loan	8.65%	4.75%	-	SOFR(M)	12/14/2029	15,561	15,475	15,561	1.5%
		First lien senior secured delayed draw loan	8.65%	4.75%	-	SOFR(M)	12/14/2029	-	-	-	0.0%
		First lien senior secured revolving loan	8.65%	4.75%	-	SOFR(M)	12/14/2029	-	-	-	0.0%
		First lien senior secured delayed draw loan	8.65%	4.75%	-	SOFR(M)	12/30/2026	2,262	2,224	2,262	0.2%
		First lien senior secured delayed draw loan	8.65%	4.75%	-	SOFR(M)	9/30/2027	-	-	-	0.0%
Guardian Dentistry Practice Management, LLC		First lien senior secured loan	9.52%	5.61%	-	SOFR(M)	8/20/2027	5,807	5,777	5,807	0.6%
		First lien senior secured delayed draw loan	9.52%	5.61%	-	SOFR(M)	8/20/2027	11,383	11,327	11,383	1.1%
		First lien senior secured delayed draw loan	9.52%	5.61%	-	SOFR(M)	8/20/2027	4,441	4,433	4,441	0.4%
		First lien senior secured revolving loan	9.52%	5.61%	-	SOFR(M)	8/20/2027	-	-	-	0.0%

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of September 30, 2026

(amounts in 000’s, except number of shares, units)

(Unaudited)

Portfolio Company	Footnotes (1)(2)	Investment(3)	Interest Rate	Spread(4)	PIK Rate	Reference(5)	Maturity Date	Principal/ Par	Amortized Cost(6)	Fair Value	Percentage of Net Assets
Guided Practice Solutions: Dental, LLC (GPS)		First lien senior secured delayed draw loan	10.27%	6.36%	-	SOFR(M)	11/24/2026	16,360	16,336	16,360	1.6%
		First lien senior secured delayed draw loan	10.27%	6.36%	-	SOFR(M)	11/24/2026	3,910	3,910	3,910	0.4%
		First lien senior secured delayed draw loan	10.27%	6.36%	-	SOFR(M)	11/24/2026	9,564	9,564	9,564	0.9%
Integrated Dermatology, LLC		First lien senior secured loan	10.25%	6.50%	-	SOFR(Q)	8/1/2030	25,234	24,822	25,360	2.4%
		First lien senior secured revolving loan	10.27%	6.50%	-	SOFR(Q)	8/1/2030	797	762	800	0.1%
		First lien senior secured delayed draw loan	10.25%	6.50%	-	SOFR(Q)	8/1/2030	1,441	1,350	1,448	0.1%
Light Wave Dental Management, LLC		First lien senior secured revolving loan	9.82%	5.75%	-	SOFR(Q)	12/31/2030	250	161	250	0.0%
		First lien senior secured loan	9.82%	5.75%	-	SOFR(Q)	12/31/2030	21,859	21,410	21,859	2.1%
		First lien senior secured loan	9.82%	5.75%	-	SOFR(Q)	12/31/2030	2,714	2,661	2,714	0.3%
		First lien senior secured loan	9.82%	5.75%	-	SOFR(Q)	12/31/2030	486	475	486	0.0%
		First lien senior secured loan	9.82%	5.75%	-	SOFR(Q)	12/31/2030	2,254	2,217	2,254	0.2%
		First lien senior secured delayed draw loan	9.82%	5.75%	-	SOFR(Q)	12/31/2030	433	409	433	0.0%
		First lien senior secured loan	9.82%	5.75%	-	SOFR(Q)	12/31/2030	3,837	3,837	3,837	0.4%
MVP VIP Borrower, LLC		First lien senior secured loan	10.57%	6.50%	-	SOFR(Q)	1/3/2029	19,136	18,889	19,136	1.8%
		First lien senior secured delayed draw loan	10.57%	6.50%	-	SOFR(Q)	1/3/2029	1,543	1,524	1,543	0.1%
NMA Holdings, LLC (Neuromonitoring Associates)		First lien senior secured loan	8.98%	5.00%	-	SOFR(Q)	12/18/2030	16,137	15,889	16,137	1.6%
		First lien senior secured revolving loan	8.98%	5.00%	-	SOFR(Q)	12/18/2030	-	-	-	0.0%
		First lien senior secured delayed draw loan	8.84%	5.00%	-	SOFR(Q)	12/18/2030	1,602	1,564	1,602	0.2%
Redwood MSO, LLC (Smile Partners)		First lien senior secured loan	9.82%	5.75%	-	SOFR(Q)	12/20/2029	1,831	1,814	1,817	0.2%
		First lien senior secured loan	9.82%	5.75%	-	SOFR(Q)	12/20/2029	11,019	10,842	10,937	1.1%
		First lien senior secured delayed draw loan	9.82%	5.75%	-	SOFR(Q)	12/20/2029	1,821	1,791	1,807	0.2%
		First lien senior secured revolving loan	9.82%	5.75%	-	SOFR(Q)	12/20/2029	607	592	603	0.1%

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of September 30, 2026

(amounts in 000’s, except number of shares, units)

(Unaudited)

Portfolio Company	Footnotes (1)(2)	Investment(3)	Interest Rate	Spread(4)	PIK Rate	Reference(5)	Maturity Date	Principal/ Par	Amortized Cost(6)	Fair Value	Percentage of Net Assets
Refocus Management Services, LLC		First lien senior secured loan	9.07%	5.00%	-	SOFR(Q)	2/14/2029	17,900	17,548	17,900	1.7%
		First lien senior secured delayed draw loan	8.76%	5.00%	-	SOFR(Q)	2/14/2029	7,038	6,887	7,038	0.7%
		First lien senior secured delayed draw loan	8.76%	5.00%	-	SOFR(Q)	2/14/2029	8,319	8,319	8,319	0.8%
		First lien senior secured revolving loan	9.07%	5.00%	-	SOFR(Q)	2/14/2029	-	-	-	0.0%
Salt Dental Collective LLC		First lien senior secured delayed draw loan	10.75%	6.85%	-	SOFR(M)	2/15/2028	20,954	20,794	20,954	2.0%
		First lien senior secured delayed draw loan	10.75%	6.85%	-	SOFR(M)	2/15/2028	3,910	3,911	3,910	0.4%
SGA Dental Partners Sub Holdings, LLC		First lien senior secured loan	10.07%	6.00%	-	SOFR(Q)	6/13/2031	23,707	23,132	23,589	2.3%
								295,886	291,898	295,472	28.5%
Household durables
Curio Brands, LLC		First lien senior secured loan	8.90%	5.00%	-	SOFR(M)	4/2/2031	9,995	9,904	9,995	1.0%
		First lien senior secured revolving loan	8.90%	5.00%	-	SOFR(M)	4/2/2031	-	-	-	0.0%
		First lien senior secured delayed draw loan	8.90%	5.00%	-	SOFR(M)	4/2/2031	-	-	-	0.0%
Del-Air Heating, Air Conditioning & Refrigeration, LLC		First lien senior secured loan	9.26%	5.50%	-	SOFR(Q)	2/4/2031	5,220	5,159	4,959	0.5%
		First lien senior secured revolving loan	9.25%	5.50%	-	SOFR(Q)	2/4/2031	1,232	1,207	1,170	0.1%
		First lien senior secured delayed draw loan	9.26%	5.50%	-	SOFR(Q)	2/4/2031	3,337	3,289	3,170	0.3%
								19,784	19,559	19,294	1.9%
Household products
CREO Group Inc. (HMS Manufacturing)	(8)	First lien senior secured loan	11.26%	6.51%	1.00%	SOFR(Q)	9/24/2029	30	30	29	0.0%
	(8)	First lien senior secured loan	11.26%	6.51%	1.00%	SOFR(Q)	9/24/2029	33,707	33,212	32,864	3.2%
	(8)	First lien senior secured revolving loan	11.59%	6.51%	1.00%	SOFR(Q)	9/24/2029	4,846	4,618	4,725	0.5%
Home Brands Group Holdings, Inc. (ReBath)		First lien senior secured loan	9.15%	5.25%	-	SOFR(M)	1/8/2028	14,930	14,876	14,856	1.4%
		First lien senior secured revolving loan	9.15%	5.25%	-	SOFR(M)	1/8/2028	1,574	1,573	1,566	0.2%
								55,087	54,309	54,040	5.2%
Insurance
Allcat Claims Service, LLC		First lien senior secured loan	10.00%	6.10%	-	SOFR(M)	7/7/2027	927	887	927	0.1%

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of September 30, 2026

(amounts in 000’s, except number of shares, units)

(Unaudited)

Portfolio Company	Footnotes (1)(2)	Investment(3)	Interest Rate	Spread(4)	PIK Rate	Reference(5)	Maturity Date	Principal/ Par	Amortized Cost(6)	Fair Value	Percentage of Net Assets
		First lien senior secured delayed draw loan	10.00%	6.10%	-	SOFR(M)	7/7/2027	21,006	20,878	21,006	2.0%
		First lien senior secured delayed draw loan	10.00%	6.10%	-	SOFR(M)	7/7/2027	-	-	-	0.0%
		First lien senior secured revolving loan	10.00%	6.10%	-	SOFR(M)	7/7/2027	-	-	-	0.0%
								21,933	21,765	21,933	2.1%
IT services
Improving Acquisition, LLC		First lien senior secured loan	10.72%	6.65%	-	SOFR(Q)	7/26/2027	34,278	34,093	34,278	3.3%
		First lien senior secured revolving loan	10.40%	6.65%	-	SOFR(Q)	7/26/2027	167	161	167	0.0%
								34,445	34,254	34,445	3.3%
Leisure products
MacNeill Pride Group Corp.		First lien senior secured loan	10.84%	6.76%	-	SOFR(Q)	4/22/2029	13,090	12,922	13,090	1.3%
		First lien senior secured revolving loan	10.84%	6.76%	-	SOFR(Q)	4/22/2029	-	-	-	0.0%
Olibre Borrower LLC (Revelyst)		First lien senior secured loan	9.82%	5.75%	-	SOFR(Q)	1/3/2030	33,331	32,859	33,415	3.2%
TG Parent Newco LLC (Trademark Global LLC)	(9)(10)(14)	First lien senior secured loan	-	-	-	-	6/30/2027	12,623	12,555	6,311	0.6%
	(9)(10)(14)	First lien senior secured revolving loan	-	-	-	-	6/30/2027	3,055	3,040	1,528	0.1%
	(14)	First lien senior secured loan	12.84%	8.76%	-	SOFR(Q)	6/30/2027	1,820	1,792	1,820	0.2%
VENUplus, Inc. (f/k/a CTM Group, Inc.)	(8)	First lien senior secured loan	11.50%	6.85%	0.75%	SOFR(M)	11/30/2026	389	388	389	0.0%
	(8)	First lien senior secured delayed draw loan	11.37%	6.85%	0.75%	SOFR(M)	11/30/2026	69	69	69	0.0%
	(8)	First lien senior secured loan	11.50%	6.85%	0.75%	SOFR(M)	11/30/2026	4,471	4,464	4,471	0.4%
								68,848	68,089	61,093	5.9%
Machinery
CMT Intermediate Holdings, LLC (Capital Machine Technologies)		First lien senior secured loan	9.40%	5.50%	-	SOFR(M)	3/29/2030	15,967	15,666	16,087	1.6%
		First lien senior secured revolving loan	9.40%	5.50%	-	SOFR(M)	3/29/2030	-	-	-	0.0%
Eppinger Technologies, LLC	(8)(12)	First lien senior secured loan	12.72%	7.90%	0.75%	SOFR(Q)	10/31/2026	24,801	24,752	24,801	2.4%
	(8)(12)	First lien senior secured revolving loan	11.38%	6.90%	0.75%	SOFR(Q)	10/31/2026	2,229	2,228	2,229	0.2%
LEM Buyer, Inc. (CFS Technologies Intermediate, Inc.)		First lien senior secured revolving loan	9.61%	5.75%	-	SOFR(Q)	4/24/2031	1,885	1,863	1,791	0.2%

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of September 30, 2026

(amounts in 000’s, except number of shares, units)

(Unaudited)

Portfolio Company	Footnotes (1)(2)	Investment(3)	Interest Rate	Spread(4)	PIK Rate	Reference(5)	Maturity Date	Principal/ Par	Amortized Cost(6)	Fair Value	Percentage of Net Assets
		First lien senior secured loan	9.56%	5.75%	-	SOFR(Q)	4/24/2031	11,066	10,931	10,513	1.0%
		First lien senior secured loan	9.51%	5.75%	-	SOFR(Q)	4/24/2031	15,386	15,192	14,617	1.4%
		First lien senior secured delayed draw loan	9.51%	5.75%	-	SOFR(Q)	4/24/2031	4,862	4,804	4,619	0.4%
MRC Keystone Acquisition LLC (Automated Handling Solutions)		First lien senior secured loan	9.57%	5.50%	-	SOFR(Q)	12/18/2029	13,771	13,513	13,530	1.3%
		First lien senior secured revolving loan	9.57%	5.50%	-	SOFR(Q)	12/18/2029	-	-	-	0.0%
RMH Systems, LLC		First lien senior secured loan	9.01%	5.25%	-	SOFR(Q)	2/4/2030	10,108	9,963	10,108	1.0%
		First lien senior secured loan	9.00%	5.25%	-	SOFR(Q)	2/4/2030	3,025	2,967	3,025	0.3%
		First lien senior secured delayed draw loan	9.00%	5.25%	-	SOFR(Q)	2/4/2030	6,395	6,242	6,395	0.6%
		First lien senior secured revolving loan	9.00%	5.25%	-	SOFR(Q)	2/4/2030	-	-	-	0.0%
United Titanium, LLC		First lien senior secured loan	8.57%	4.50%	-	SOFR(Q)	8/29/2031	18,274	18,039	18,274	1.8%
		First lien senior secured revolving loan	8.57%	4.50%	-	SOFR(Q)	8/29/2031	-	-	-	0.0%
								127,769	126,160	125,989	12.2%

Personal care products
DRS Holdings III, Inc. (Dr. Scholl's)		First lien senior secured loan	9.15%	5.25%	-	SOFR(M)	11/1/2028	5,971	5,920	5,971	0.6%
		First lien senior secured loan	9.15%	5.25%	-	SOFR(M)	11/1/2028	9,192	9,153	9,192	0.9%
		First lien senior secured revolving loan	9.15%	5.25%	-	SOFR(M)	11/1/2028	-	-	-	0.0%
INW Manufacturing, LLC		First lien senior secured loan	9.50%	5.75%	-	SOFR(Q)	1/23/2031	24,813	24,375	24,440	2.4%
PH Beauty Holdings III, Inc.		First lien senior secured revolving loan	8.68%	5.00%	-	SOFR(S)	9/28/2027	-	-	-	0.0%
		First lien senior secured loan	8.68%	5.00%	-	SOFR(S)	9/28/2027	11,333	11,213	11,333	1.1%
								51,309	50,661	50,936	4.9%
Professional services
4 Over International, LLC	(9)(10)	First lien senior secured loan	-	-	-	-	12/7/2026	19,203	19,077	14,306	1.4%
CI (MG) Group, LLC (Mariani Premier Group)		First lien senior secured loan	9.57%	5.50%	-	SOFR(Q)	3/27/2030	21,028	20,793	21,186	2.0%

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of September 30, 2026

(amounts in 000’s, except number of shares, units)

(Unaudited)

Portfolio Company	Footnotes (1)(2)	Investment(3)	Interest Rate	Spread(4)	PIK Rate	Reference(5)	Maturity Date	Principal/ Par	Amortized Cost(6)	Fair Value	Percentage of Net Assets
		First lien senior secured delayed draw loan	9.57%	5.50%	-	SOFR(Q)	3/27/2030	5,795	5,706	5,839	0.6%
		First lien senior secured delayed draw loan	9.57%	5.50%	-	SOFR(Q)	3/27/2030	915	905	922	0.1%
		First lien senior secured revolving loan	9.76%	5.50%	-	SOFR(S)	3/27/2030	424	396	427	—%
DISA Holdings Corp.		First lien senior secured delayed draw loan	8.73%	5.00%	-	SOFR(Q)	9/9/2028	8,173	8,091	8,174	0.8%
		First lien senior secured delayed draw loan	8.73%	5.00%	-	SOFR(Q)	9/9/2028	1,043	1,020	1,043	0.1%
		First lien senior secured revolving loan	8.73%	5.00%	-	SOFR(Q)	9/9/2028	-	-	-	0.0%
		First lien senior secured loan	8.73%	5.00%	-	SOFR(Q)	9/9/2028	1,288	1,278	1,288	0.1%
		First lien senior secured loan	8.73%	5.00%	-	SOFR(Q)	9/9/2028	21,561	21,312	21,561	2.1%
Envirotech Services, LLC		First lien senior secured loan	9.53%	5.75%	-	SOFR(Q)	1/18/2029	32,066	31,604	32,066	3.1%
		First lien senior secured loan	9.79%	5.75%	-	SOFR(Q)	1/18/2029	120	33	120	0.0%
		First lien senior secured revolving loan	9.53%	5.75%	-	SOFR(Q)	1/18/2029	-	-	-	0.0%
KAMC Holdings, Inc. (Franklin Energy)		First lien senior secured loan	9.00%	5.25%	-	SOFR(Q)	8/1/2031	18,651	18,425	18,511	1.8%
		First lien senior secured revolving loan	9.01%	5.25%	-	SOFR(Q)	8/1/2031	262	240	260	0.0%
PGI Parent LLC (Prime Electric)		First lien senior secured loan	8.57%	4.50%	-	SOFR(Q)	12/31/2031	13,061	12,945	13,061	1.3%
		First lien senior secured revolving loan	8.31%	4.50%	-	PRIME	12/31/2031	2,283	2,250	2,283	0.2%
								145,873	144,075	141,047	13.6%
Textiles, apparel & luxury goods
American Soccer Company, Incorporated (SCORE)	(9)(10)	First lien senior secured loan	-	-	-	-	12/31/2029	4,766	7,916	9,532	0.9%
	(9)(10)	First lien senior secured revolving loan	-	-	-	-	12/31/2029	4,490	4,490	2,335	0.2%
	(9)(10)	First lien senior secured loan	-	-	-	-	12/31/2029	4,490	4,490	2,335	0.2%
BEL USA, LLC	(9)(10)	First lien senior secured loan	-	-	-	-	6/2/2026	974	974	974	0.1%
	(9)(10)	First lien senior secured loan	-	-	-	-	6/2/2026	5,486	5,423	1,179	0.1%
	(9)(10)	First lien senior secured loan	-	-	-	-	6/2/2026	90	89	19	0.0%

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of September 30, 2026

(amounts in 000’s, except number of shares, units)

(Unaudited)

Portfolio Company	Footnotes (1)(2)	Investment(3)	Interest Rate	Spread(4)	PIK Rate	Reference(5)	Maturity Date	Principal/ Par	Amortized Cost(6)	Fair Value	Percentage of Net Assets
YS Garments, LLC		First lien senior secured loan	11.33%	7.60%	-	SOFR(Q)	8/9/2027	7,065	6,993	6,429	0.6%
								27,361	30,375	22,803	2.2%
Distributors (Trading companies & distributors)	(15)
AIDC IntermediateCo 2, LLC (Peak Technologies)		First lien senior secured loan	9.40%	5.50%	-	SOFR(M)	7/22/2027	33,689	33,459	33,603	3.2%
CGI Automated Manufacturing, LLC	(8)	First lien senior secured loan	11.03%	2.76%	4.50%	SOFR(Q)	12/15/2028	17,782	17,549	17,782	1.7%
	(8)	First lien senior secured loan	11.03%	2.76%	4.50%	SOFR(Q)	12/15/2028	3,250	3,212	3,250	0.3%
	(8)	First lien senior secured loan	11.03%	2.76%	4.50%	SOFR(Q)	12/15/2028	6,852	6,789	6,852	0.7%
	(8)	First lien senior secured delayed draw loan	11.03%	2.76%	4.50%	SOFR(Q)	12/15/2028	3,708	3,664	3,708	0.4%
		First lien senior secured revolving loan	11.34%	7.26%	-	SOFR(Q)	12/15/2028	1,317	1,271	1,317	0.1%
Engineered Fastener Company, LLC (EFC International)		First lien senior secured loan	10.72%	6.65%	-	SOFR(Q)	11/1/2027	22,950	22,792	22,950	2.2%
Genuine Cable Group, LLC		First lien senior secured loan	9.25%	5.35%	-	SOFR(M)	5/3/2027	28,170	28,060	28,170	2.7%
		First lien senior secured loan	9.25%	5.35%	-	SOFR(M)	5/3/2027	5,352	5,327	5,352	0.5%
I.D. Images Acquisition, LLC		First lien senior secured loan	9.15%	5.25%	-	SOFR(M)	12/31/2028	5,546	5,463	5,546	0.5%
		First lien senior secured loan	9.15%	5.25%	-	SOFR(M)	12/31/2028	7,707	7,664	7,707	0.7%
		First lien senior secured loan	9.15%	5.25%	-	SOFR(M)	12/31/2028	4,391	4,369	4,391	0.4%
		First lien senior secured loan	9.15%	5.25%	-	SOFR(M)	12/31/2028	1,013	986	1,013	0.1%
		First lien senior secured delayed draw loan	9.15%	5.25%	-	SOFR(M)	12/31/2028	2,413	2,410	2,413	0.2%
		First lien senior secured revolving loan	9.15%	5.25%	-	SOFR(M)	12/31/2028	-	-	-	0.0%
Krayden Holdings, Inc.		First lien senior secured delayed draw loan	8.82%	4.75%	-	SOFR(Q)	3/1/2029	1,759	1,759	1,759	0.2%
		First lien senior secured delayed draw loan	8.82%	4.75%	-	SOFR(Q)	3/1/2029	1,759	1,759	1,759	0.2%
		First lien senior secured revolving loan	8.82%	4.75%	-	SOFR(Q)	3/1/2029	739	714	739	0.1%
		First lien senior secured loan	8.82%	4.75%	-	SOFR(Q)	3/1/2029	9,228	9,089	9,228	0.9%

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of September 30, 2026

(amounts in 000’s, except number of shares, units)

(Unaudited)

Portfolio Company	Footnotes (1)(2)	Investment(3)	Interest Rate	Spread(4)	PIK Rate	Reference(5)	Maturity Date	Principal/ Par	Amortized Cost(6)	Fair Value	Percentage of Net Assets
Lakewood Acquisition Corporation (R&B Wholesale)		First lien senior secured loan	9.77%	6.00%	-	SOFR(Q)	1/24/2030	29,250	28,829	29,250	2.8%
		First lien senior secured revolving loan	9.86%	6.00%	-	SOFR(Q)	1/24/2030	3,623	3,485	3,623	0.3%
OAO Acquisitions, Inc. (BearCom)		First lien senior secured loan	8.90%	5.00%	-	SOFR(M)	12/27/2029	20,783	20,589	20,783	2.0%
		First lien senior secured loan	8.90%	5.00%	-	SOFR(M)	12/27/2029	842	837	842	0.1%
		First lien senior secured delayed draw loan	8.90%	5.00%	-	SOFR(M)	12/27/2029	4,418	4,394	4,418	0.4%
		First lien senior secured revolving loan	8.90%	5.00%	-	SOFR(M)	12/27/2029	-	-	-	0.0%
TSSS Purchaser LLC (Total Safety)		First lien senior secured delayed draw loan	9.07%	5.25%	-	SOFR(Q)	7/1/2032	-	-	-	0.0%
		First lien senior secured loan	9.07%	5.25%	-	SOFR(Q)	7/1/2032	15,755	15,498	15,755	1.5%
		First lien senior secured revolving loan	9.07%	5.25%	-	SOFR(Q)	7/1/2032	1,008	935	1,008	0.1%
Workholding US Holdings, LLC (Forkardt Hardinge)		First lien senior secured loan	9.75%	6.00%	-	SOFR(Q)	10/23/2029	7,248	7,109	6,903	0.7%
		First lien senior secured revolving loan	9.73%	6.00%	-	SOFR(Q)	10/23/2029	3,607	3,561	3,435	0.3%
								244,159	241,573	243,556	23.5%
Wireless telecommunication services
Centerline Communications, LLC	(9)(10)	First lien senior secured loan	-	-	-	-	6/1/2028	6,946	6,819	5,383	0.5%
		First lien senior secured loan	12.22%	8.15%	-	SOFR(Q)	6/1/2028	999	982	1,014	0.1%
	(9)(10)	First lien senior secured loan	-	-	-	-	6/1/2028	10,753	10,601	8,334	0.8%
	(9)(10)	First lien senior secured delayed draw loan	-	-	-	-	6/1/2028	8,342	8,223	6,465	0.6%
	(9)(10)	First lien senior secured delayed draw loan	-	-	-	-	6/1/2028	7,257	7,157	5,624	0.5%
	(9)(10)	First lien senior secured revolving loan	-	-	-	-	6/1/2028	2,137	2,107	1,657	0.2%
	(9)(10)	First lien senior secured loan	-	-	-	-	6/1/2028	1,190	1,169	922	0.1%
								37,624	37,058	29,399	2.8%
Total Debt Investments								2,231,262	2,201,726	2,176,450	210.0%

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of September 30, 2026

(amounts in 000’s, except number of shares, units)

(Unaudited)

Portfolio Company	Footnotes(1)(2)	Investment	Acquisition Date	Number of Shares/Units	Cost	Fair Value	Percentage of Net Assets
Equity Investments(10)(16)
Aerospace & defense
Quatro Group Holdings, LP (S3 AeroDefense)		Class A2 units	5/1/2026	500	500	500	0.0%
					500	500	0.0%
Building products
US Masonry & Building Products Co. (f/k/a US Anchors Group, Inc.)	(17)	Class A Common	7/15/2024	617,421	617	486	0.0%
US Masonry & Building Products Co. (f/k/a US Anchors Group, Inc.)	(17)	Preferred	7/15/2024	617,421	-	-	0.0%
					617	486	0.0%
Commercial services & supplies
American Equipment Holdings LLC	(18)	Class A units	4/8/2022	175	284	722	0.1%
ArborWorks Intermediate Holdco, LLC	(17)	Class A preferred units	11/6/2023	21,716	9,179	16,504	1.6%
	(17)	Class B preferred units	11/6/2023	21,716	-	-	0.0%
	(17)	Class A common units	11/6/2023	2,604	-	-	0.0%
Bloomington Holdings, LP (BW Fusion)	(17)	Class A1 common units	11/5/2024	500	500	284	0.0%
BLP Buyer, Inc. (Bishop Lifting Products)	(19)	Class A common	2/1/2022	582,469	652	1,041	0.1%
Riptide Security Holdco, LLC (Regiment)	(11)(17)	Common	7/22/2026	221,239	-	-	0.0%
					10,615	18,551	1.8%
Containers & packaging
Robinette Company Acquisition, LLC	(17)	Class A common units	5/10/2024	9	-	215	0.0%
	(17)	Class A preferred units	5/10/2024	500	500	600	0.1%
					500	815	0.1%
Financial services
SGCP Holdings, LLC (SG Credit)	(14)	Class A common	7/15/2025	408,387	11,441	12,000	1.2%
	(14)	Class C common	7/15/2025	102,260	563	700	0.1%
					12,004	12,700	1.2%
Food products
BC CS 2, L.P. (Cuisine Solutions, Inc.)	(12)(13)	Series A preferred stock	7/8/2022	2,000,000	2,000	3,797	0.4%
CCFF Parent, LLC (California Custom Fruits & Flavors, LLC)	(17)	Class A-1 units	2/26/2024	750	511	1,000	0.1%
City Line Distributors LLC	(17)	Class A units	8/31/2023	669,866	670	518	0.0%
Gulf Pacific Holdings, LLC	(18)	Class A common	9/30/2022	250	250	-	0.0%
	(18)	Class C common	9/30/2022	250	-	-	0.0%
ML Buyer, LLC (Mama Lycha Foods, LLC)	(17)	Class A units	9/9/2024	250	250	150	0.0%
NSC Coffee Investors, LLC	(17)	Class A preferred	10/31/2025	182,277	2,000	2,000	0.2%

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of September 30, 2026

(amounts in 000’s, except number of shares, units)

(Unaudited)

Portfolio Company	Footnotes(1)(2)	Investment	Acquisition Date	Number of Shares/Units	Cost	Fair Value	Percentage of Net Assets
Siegel Parent, LLC	(11)(20)	Class A units	12/29/2021	250	250	-	0.0%
	(11)(21)	Class A units	1/21/2026	4,481	-	-	0.0%
	(11)(20)	Convertible note	1/19/2024	28	28	-	0.0%
WPP Fairway Aggregator A, L.P. (IF&P Foods, LLC- FreshEdge)	(18)	Class A preferred	10/3/2022	773	770	597	0.1%
	(18)	Class B common	10/3/2022	750	3	-	0.0%
					6,732	8,062	0.8%
Health care equipment & supplies
LSL Industries, LLC (LSL Healthcare)	(18)	Common	11/1/2022	7,500	750	363	0.0%
Health care providers & services
NMA Super Holdings, LLC (Neuromonitoring Associates)	(17)	Class A membership interests	12/18/2024	1,000,000	1,000	3,480	0.3%
Leisure products
TG Parent Newco LLC (Trademark Global LLC)	(14)(17)	Common	9/16/2024	8	-	-	0.0%
Machinery
RMH Systems, LLC	(17)	Class A-1 Units	2/4/2025	757	756	761	0.1%
Textiles, apparel & luxury goods
BVG SCORE Buyer, Inc. (American Soccer Company, Incorporated)	(20)	Common	7/20/2022	1,000,000	1,000	-	0.0%
-	(20)	Preferred	7/20/2022	97,964	98	-	0.0%
		Preferred A Units	7/22/2026	4,490	7,045	-	0.0%
					8,143	-	-
Distributors (Trading companies & distributors)
TSSS Investment LLC (Total Safety)		Common	7/1/2026	500,000	500	500	0.0%
Total Equity Investments					42,117	46,218	4.5%
Total Debt and Equity Investments					2,243,843	2,222,668	214.5%

Portfolio Company	Footnotes(1)(2)	Number of Shares	Cost	Fair Value	Percentage of Net Assets
Investments in Money Market Funds
Morgan Stanley Institutional Liquidity Fund, Institutional Class, 3.78%	(22)	22,261,031	22,261	22,261	2.1%
Total Investments in Money Market Funds		22,261,031	22,261	22,261	2.1%

Total Investments			$2,266,104	$2,244,929	216.6%

Liabilities in Excess of Other Assets				(1,208,667)	(116.6)%
Net Assets				$1,036,262	100.0%

(1)
As of September 30, 2026, unless otherwise noted, investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of September 30, 2026

(amounts in 000’s, except number of shares, units)

(Unaudited)

over the management or policies of such portfolio company. As of September 30, 2026, the total value of the Company’s non-controlled, non-affiliated investments was $2,072,855.
(2)
Unless otherwise noted, security is a Level 3 holding. As of September 30, 2026, the aggregate value of Level 3 securities held by the Company was $2,222,668. The value of each investment was determined using unobservable inputs. See Note 5 – Fair Value.
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
(9)
Debt investment on non-accrual status as of September 30, 2026.
(10)
Non-income producing investment.
(11)
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

In July 2026, the Company and the other debt investors acquired 100% of the common equity interests of Riptide Security Holdco, LLC (Regiment) whereby the Company holds 22.1% of the Class A Units (Kayne Anderson affiliates in aggregate own 77.4%)

As of September 30, 2026, the total value of the Company's investments in controlled affiliates was $22,454 (1.6% of amortized cost of total long-term investments) and are described below.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of September 30, 2026

(amounts in 000’s, except number of shares, units)

(Unaudited)

Investment(1)	Value at 12/31/2025	Gross Additions(a)	Gross Reductions (b)	Net Realized Gains (Losses)	Net Change in Unrealized Gains(Losses)	Value at 9/30/2026	Interest and PIK Income	Dividend Income	Other Income
Regiment Security Holdco, LLC (Regiment) - debt investment	$-	$13,356	$-	$-	$1,896	$15,252	$284	$-	$-
Riptide Security Holdco, LLC (Regiment) - equity investment	-	-	-	-	-	-	-	-	-
Siegel Egg Co., LLC - debt investment	-	12,672	-	-	(5,470)	7,202	-	-	-
Siegel Parent, LLC - equity investment	-	-	-	-	-	-	-	-	-
Total	$-	$26,028	$-	$-	$(3,574)	$22,454	$284	$-	$-

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

(12)
Non-qualifying investment as defined by Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2026, 2.4% of the Company’s total assets were in non-qualifying investments.
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

In July 2025, the Company made an investment in SG Credit Partners, Inc. through debt and equity investments in SGCP Intermediate, Inc. and SGCP Holdings, LLC (collectively “SG Credit), an independent national credit platform focused on lower middle market investments. The Company’s investment in SG Credit was structured as a term loan facility, unfunded delayed draw term loan facility and a common equity investment. The Company's senior secured debt investments in SG Credit are structurally subordinated to senior debt (non-recourse to the Company) at finance subsidiaries of SG Credit. Through the common equity investment, the Company owns 22.5% of the outstanding common equity of SG Credit.

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of September 30, 2026

(amounts in 000’s, except number of shares, units)

(Unaudited)

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

As of September 30, 2026, the total value of the Company’s investments in non-controlled affiliates was $127,359 (5.9% of amortized cost of total long-term investments) and are described below.

Investment(1)	Value at 12/31/2025	Gross Additions(a)	Gross Reductions (b)	Net Realized Gains (Losses)	Net Change in Unrealized Gains(Losses)	Value at 9/30/2026	Interest and PIK Income	Dividend Income	Other Income
SGCP Intermediate, Inc. (SG Credit) - debt investment	$93,000	$11,766	$-	$-	$234	$105,000	$9,272	$-	$-
SGCP Holdings, LLC (SG Credit) - equity investment	12,000	3	-	-	697	12,700	-	-	-
TG Parent Newco LLC (Trademark Global LLC) - debt investment	8,684	2,036	(5)	-	(1,056)	9,659	59	-	-
TG Parent Newco LLC (Trademark Global LLC) - equity investment	-	-	-	-	-	-	-	-	-
Total	$113,684	$13,805	$(5)	$-	$(125)	$127,359	$9,331	$-	$-

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
(17)
KABDC Corp, LLC, a wholly owned subsidiary of the Company, owns common and/or preferred equity of ArborWorks Intermediate Holdco, LLC, Bloomington Holdings, LP (BW Fusion), City Line Distributors LLC, CCFF Parent, LLC (California Custom Fruits & Flavors, LLC), ML Buyer, LLC (Mama Lycha Foods, LLC), NMA Super Holdings, LLC (Neuromonitoring Associates), NSC Coffee Investors, LLC (Texas Coffee Partners Ltd.), Riptide Security Holdco, LLC (Regiment), Robinette Company Acquisition, LLC, RMH Parent LLC (RMH Systems), TG Parent Newco LLC (Trademark Global LLC) and US Masonry & Building Products Co. (f/k/a US Anchors Group, Inc.).

Kayne Anderson BDC, Inc.

Consolidated Schedule of Investments

As of September 30, 2026

(amounts in 000’s, except number of shares, units)

(Unaudited)

(18)
The Company owns 31.92% of a pass-through, taxable limited liability company, KSCF IV Equity Aggregator Blocker, LLC (the “Aggregator Blocker”), which holds the Company’s equity investments in American Equipment Holdings LLC, Gulf Pacific Holdings, LLC, WPP Fairway Aggregator A, L.P. (IF&P Foods, LLC - FreshEdge) and LSL Industries, LLC (LSL Healthcare). Through the Company’s ownership of the Aggregator Blocker, the Company owns the respective units of each company listed above in the Schedule of Investments.
(19)
The Company owns 0.53% of the common equity of BLP Buyer, Inc. (Bishop Lifting Products).
(20)
The Company owns 15.82% of a pass-through limited liability company, KSCF IV Equity Aggregator, LLC (the “Aggregator”), which holds the Company’s equity investments in Siegel Parent, LLC and BVG SCORE Buyer, Inc. (American Soccer Company, Incorporated). Through the Company’s ownership of the Aggregator, the Company owns the respective units of each company listed above in the Schedule of Investments.
(21)
The Company owns 44.8% of a pass-through limited liability company, KAPC NewCo, LLC ("NewCo"), which holds the Company’s equity investment in Siegel Parent, LLC. Through the Company’s ownership of NewCo, the Company owns the respective units listed above in the Schedule of Investments.
(22)
The indicated rate is the yield as of September 30, 2026.

Interest rate swap contracts

Below are the Company’s outstanding interest rate swap contracts as of September 30, 2026. The Company designed each interest rate swap as the hedging instrument in a qualifying hedge accounting relationship. See Note 6 – Debt.

Counterparty	Hedged Instrument	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Value	Change in Unrealized Appreciation (Depreciation)	Upfront Payments / Receipts
Regions Bank	Series D Notes	5.80%	S + 2.3700%	6/30/2028	$60,000	$(1,395)	$(576)	-
Regions Bank	Series E Notes	6.15%	S + 2.6565%	10/15/2030	100,000	(5,112)	(3,031)	-
					$160,000	$(6,507)	$(3,607)

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

Note 2. Significant Accounting Policies

A. Basis of Presentation — the accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company is an investment company and follows accounting and reporting guidance of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 946 – “Financial Services – Investment Companies.” In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair statement of the consolidated financial statements for the periods presented, have been included. Certain prior period information has been reclassified or conformed to the current period presentation and has no effect on the Company’s consolidated statements of assets and liabilities or consolidated statement of operations as previously reported.

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

F. Interest Income Recognition — Interest income is recorded on an accrual basis and includes the accretion of discounts, amortization of premiums and payment-in-kind (“PIK”) interest. Discounts from and premiums to par value on investments purchased are accreted/amortized into interest income over the life of the respective security using the effective yield method. To the extent loans contain PIK provisions, PIK interest, computed at the contractual rate specified in each applicable agreement, is accrued and recorded as interest income and added to the principal balance of the loan. PIK interest income added to the principal balance is generally collected upon repayment of the outstanding principal. The Company does not accrue PIK interest if, in the opinion of the Advisor, PIK interest is not likely to be collectible. If the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. Previously capitalized PIK interest is not reversed when an investment is placed on non-accrual status. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends for the year the income was earned, even though the Company has not yet collected the cash. The amortized cost of investments represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest. For the nine months ended September 30, 2026 and 2025, the Company had $9,644 and $4,515, respectively, of PIK interest income included in interest income, which represents 5.6% and 2.6%, respectively, of aggregate interest income.

Loans are generally placed on non-accrual status when it has been determined that a significant impairment in the financial condition and ability of the borrower to repay principal and interest has occurred and is expected to continue such that it is probable that the collectability of the full amount of the loan (principal and interest) is doubtful. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. If cash payments are received subsequent to a loan being placed on non-accrual status, these payments will first be applied to previously accrued but uncollected interest, then to recover the principal. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Non-accrual loans are restored to accrual status when past due principal and interest are paid or there is no longer a reasonable doubt that such principal or interest will be collected in full and, in the Company’s judgment, principal and interest are likely to remain current. The Company may make exceptions to this policy if the loan has sufficient collateral value (i.e., typically measured as enterprise value of the portfolio company) or is in the process of collection. As of September 30, 2026, the Company's debt investments on non-accrual status comprised 5.4% and 3.6%, respectively, of total debt investments at cost and fair value. As of September 30, 2025, the Company's debt investments on non-accrual status comprised 2.5% and 1.4%, respectively, of total debt investments at cost and fair value.

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

In September 2026, the FASB issued ASU 2026-03, Fair Value Measurement (Topic 820): Investment Companies with Equity Securities Subject to Contractual Sale Restrictions. ASU No. 2026 requires investment companies to consider the effect of contractual sale restrictions when measuring the fair value of equity securities subject to such restrictions. ASU 2026-03 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years and early adoption is permitted. The Company is currently assessing the impact of this guidance, and the Company does not expect a material impact on its consolidated financial statements.

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

For the three months ended September 30, 2026, the Company incurred base management fees of $5,657. For the three months ended September 30, 2025, the Company incurred base management fees of $5,583.

For the nine months ended September 30, 2026, the Company incurred base management fees of $16,634. For the nine months ended September 30, 2025, the Company incurred base management fees of $14,055, net of waiver of $2,071.

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

For the three months ended September 30, 2026, the Company incurred incentive fees on income of $1,203 and no incentive fees on capital gains. For the three months ended September 30, 2025, the Company incurred incentive fees on income of $4,419 and no incentive fees on capital gains.

For the nine months ended September 30, 2026, the Company incurred incentive fees on income of $6,209 and no incentive fees on capital gains. For the nine months ended September 30, 2025, the Company incurred incentive fees on income of $13,361 and no incentive fees on capital gains.

Note 4. Investments

The following table presents the composition of the Company’s investment portfolio (excluding short-term investments in money market funds) at amortized cost and fair value as of September 30, 2026 and December 31, 2025.

	September 30, 2026		December 31, 2025
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
First-lien senior secured debt investments	$2,201,726	$2,176,450	$2,163,739	$2,157,399
Equity investments	42,117	46,218	33,761	41,022
Total portfolio company investments	$2,243,843	$2,222,668	$2,197,500	$2,198,421

As of September 30, 2026 and December 31, 2025, $55,748 and $49,949, respectively, of the Company’s total assets were non-qualifying assets, as defined by Section 55(a) of the 1940 Act.

The Company uses Global Industry Classification Standards (GICS), Level 3 – Industry, for classifying the industry groupings of its portfolio companies.

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

The industry composition of long-term investments based on fair value as of September 30, 2026 and December 31, 2025 was as follows:

	September 30, 2026	December 31, 2025
Health care providers & services	13.5%	10.8%
Commercial services & supplies	11.4%	11.9%
Distributors (Trading companies & distributors)	11.0%	11.9%
Food products	10.3%	10.5%
Containers & packaging	9.5%	9.1%
Professional services	6.3%	6.6%
Machinery	5.7%	6.9%
Financial services(1)	5.3%	4.8%
Chemicals	4.0%	3.7%
Leisure products	2.8%	2.6%
Building products	2.5%	1.6%
Household products	2.4%	2.4%
Personal care products	2.3%	1.1%
IT services	1.6%	1.6%
Automobile components	1.4%	1.7%
Aerospace & defense	1.4%	3.8%
Wireless telecommunication services	1.3%	1.5%
Electrical equipment	1.1%	-%
Health care equipment & supplies	1.1%	1.1%
Textiles, apparel & luxury goods	1.0%	1.8%
Insurance	1.0%	1.0%
Biotechnology	0.9%	0.6%
Household durables	0.9%	0.9%
Diversified consumer services	0.8%	0.8%
Consumer staples distribution & retail	0.5%	-%
Diversified telecommunication services	-%	0.2%
Pharmaceuticals	-%	0.3%
Specialty retail	-%	0.8%
	100.0%	100.0%

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

The following tables present the fair value hierarchy of investments as of September 30, 2026 and December 31, 2025. Note that the valuation levels below are not necessarily an indication of the risk associated with the underlying investment.

	Fair Value Hierarchy as of September 30, 2026
	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$-	$-	$2,176,450	$2,176,450
Equity investments	-	-	46,218	46,218
Total portfolio company investments at fair value	$-	$-	$2,222,668	$2,222,668
Investments in money market funds	22,261	-	-	22,261
Interest rate swaps	-	(6,507)	-	(6,507)
Total	$22,261	$(6,507)	$2,222,668	$2,238,422

	Fair Value Hierarchy as of December 31, 2025
	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$-	$46,678	$2,110,721	$2,157,399
Equity investments	-	-	41,022	41,022
Total portfolio company investments at fair value	$-	$46,678	$2,151,743	$2,198,421
Investments in money market funds	25,409	-	-	25,409
Interest rate swaps	-	(299)	-	(299)
Total	$25,409	$46,379	$2,151,743	$2,223,531

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and nine months ended September 30, 2026 and 2025.

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

For the three months ended September 30, 2026	First-lien senior secured debt investments	Private equity investments	Total
Fair value, beginning of period	$2,222,793	$43,825	$2,266,618
Purchases of investments	86,937	705	87,642
Investment restructuring	(7,045)	7,045	-
Proceeds from sales of investments and principal repayments	(114,914)	-	(114,914)
Net change in unrealized gain (loss)	(3,115)	(5,357)	(8,472)
Net realized gain (loss)	(14,901)	-	(14,901)
Net accretion of discount on investments	3,739	-	3,739
PIK interest and dividends	2,956	-	2,956
Transfers into (out of) Level 3	-	-	-
Fair value, end of period	$2,176,450	$46,218	$2,222,668

For the three months ended September 30, 2025	First-lien senior secured debt investments	Private equity investments	Total
Fair value, beginning of period	$1,970,489	$25,439	$1,995,928
Purchases of investments	254,531	12,000	266,531
Proceeds from sales of investments and principal repayments	(73,479)	(10)	(73,489)
Net change in unrealized gain (loss)	(7,001)	1,563	(5,438)
Net realized gain (loss)	-	10	10
Net accretion of discount on investments	3,820	-	3,820
PIK interest	2,149	-	2,149
Transfers into (out of) Level 3	-	-	-
Fair value, end of period	$2,150,509	$39,002	$2,189,511

For the nine months ended September 30, 2026	First-lien senior secured debt investments	Private equity investments	Total
Fair value, beginning of period	$2,110,721	$41,022	$2,151,743
Purchases of investments	313,771	1,311	315,082
Investment restructuring	(7,045)	7,045	-
Proceeds from sales of investments and principal repayments	(218,197)	-	(218,197)
Net change in unrealized gain (loss)	(19,538)	(3,160)	(22,698)
Net realized gain (loss)	(27,200)	-	(27,200)
Net accretion of discount on investments	10,017	-	10,017
PIK interest and dividends	13,921	-	13,921
Transfers into (out of) Level 3	-	-	-
Fair value, end of period	$2,176,450	$46,218	$2,222,668

For the nine months ended September 30, 2025	First-lien senior secured debt investments	Private equity investments	Total
Fair value, beginning of period	$1,719,182	$22,737	$1,741,919
Purchases of investments	666,250	12,665	678,915
Proceeds from sales of investments and principal repayments	(231,782)	(856)	(232,638)
Net change in unrealized gain (loss)	(18,420)	3,850	(14,570)
Net realized gain (loss)	-	606	606
Net accretion of discount on investments	10,637	-	10,637
PIK interest	4,642	-	4,642
Transfers into (out of) Level 3	-	-	-
Fair value, end of period	$2,150,509	$39,002	$2,189,511

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

For the three and nine months ended September 30, 2026 and 2025, the Company did not recognize any transfers to or from Level 3. The change in unrealized gain (loss) relates to investments that were held during the period. The Company includes these unrealized gains and losses on the Statement of Operations – Net Change in Unrealized Gains (Losses).

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

Quantitative Table for Valuation Techniques

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of September 30, 2026 and December 31, 2025. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Advisor’s determination of fair value. The Company calculates weighted average, based on the value of the unobservable input of each investment relative to the fair value of the investment compared to the total fair value of all investments. First-lien senior secured debt investments include the Company’s senior

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

secured loan in an investment vehicle (BC CS 2, L.P.), which is considered subordinated debt since it is collateralized by a preferred stock investment in Cuisine Solutions, Inc. Additionally, first lien senior secured debt investments include the Company's senior secured debt investments in SG Credit which are structurally subordinated to senior debt (non-recourse to the Company) at the finance subsidiaries of SG Credit.

	As of September 30, 2026
		Valuation	Unobservable		Weighted
	Fair Value	Technique	Input	Range	Average
First-lien senior secured debt investments	$2,176,450	Discounted cash flow analysis	Discount rate	8.1% - 15.0%	10.9%
Preferred equity investment	16,504	Discounted cash flow analysis	Discount rate	15.0%	15.0%
Other equity investments	29,214	Comparable Multiples	EV / EBITDA EV / Tangible Book Value	3.3 - 17.2	6.8
Common equity investments	500	Precedent Transaction Analysis	Original Cost	1.0	1.0
	$2,222,668

	As of December 31, 2025
		Valuation	Unobservable		Weighted
	Fair Value	Technique	Input	Range	Average
First-lien senior secured debt investments	$2,110,721	Discounted cash flow analysis	Discount rate	6.4% - 15.0%	9.5%
Preferred equity investment	15,767	Discounted cash flow analysis	Discount rate	15.0%	15.0%
Common equity investment	14,000	Precedent Transaction Analysis	Original cost	1.0	1.0
Other equity investments	11,255	Comparable Multiples	EV / EBITDA	6.3 - 17.2	10.6
	$2,151,743

Note 6. Debt

Corporate Credit Facility

As of September 30, 2026, the Company had a senior secured revolving credit facility (the “Corporate Credit Facility”), that has a total commitment of $475,000 which has a commitment termination date of November 22, 2028 and a maturity date of November 22, 2029. The Corporate Credit Facility also provides for a feature that allows the Company, under certain circumstances, to increase the overall size of the Corporate Credit Facility to a maximum of $600,000. The interest rate on the Corporate Credit Facility is equal to Term SOFR (a forward-looking rate based on SOFR futures) plus an applicable spread of 2.10% per annum or an “alternate base rate” (as defined in the agreements governing the Corporate Credit Facility) plus an applicable spread of 1.00%. The Company is also required to pay a commitment fee of 0.375% per annum on any unused portion of the Corporate Credit Facility.

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

For the nine months ended September 30, 2026 and 2025, the average amount of borrowings outstanding under the Corporate Credit Facility was $191,495 and $255,172, respectively, with a weighted average interest rate of 5.78% and 6.43%, respectively, for the Corporate Facility portion. As of September 30, 2026, the Company had $162,000 outstanding under the Corporate Credit Facility at a weighted average interest rate of 5.92%.

Revolving Funding Facility

As of September 30, 2026, the Company and KABDCF, a wholly-owned, special purpose financing subsidiary, had a senior secured revolving funding facility (the “Revolving Funding Facility”), that has a total commitment of $675,000. The end of the reinvestment period is February 20, 2029, and the maturity date is February 20, 2031. The interest rate on the Revolving Funding Facility is SOFR plus 1.95% per annum. The Revolving Funding Facility is secured by all of the assets held by KABDCF and the Company has agreed that it will not grant or allow a lien on the membership interest of KABDCF.

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

For the nine months ended September 30, 2026 and 2025, the average amount of borrowings outstanding under the Revolving Funding Facility was $526,749 and $527,610, respectively, with a weighted average interest rate of 5.63% and 6.52%, respectively. As of September 30, 2026, the Company had $583,000 outstanding under the Revolving Funding Facility at a weighted average interest rate of 5.82%.

Revolving Funding Facility II

As of September 30, 2026, the Company and KABDCF II, a wholly-owned, special purpose financing subsidiary, had a senior secured revolving credit facility (the “Revolving Funding Facility II”). The Revolving Funding Facility II has an initial commitment of $250,000 which, under certain circumstances, can be increased up to $500,000. The Revolving Funding Facility II is secured by all of the assets held by KABDCF II and the Company has agreed that it will not grant or allow a lien on the membership interest of KABDCF II. The end of the reinvestment period is December 22, 2027, and the maturity date is December 22, 2029. The interest rate on the Revolving Funding Facility II is 3-month term SOFR plus 2.25%. KABDCF II is also required to pay a commitment fee of 0.55% on the unused portion of the Revolving Funding Facility II.

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

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

For the nine months ended September 30, 2026 and 2025, the average amount of borrowings outstanding under the Revolving Funding Facility II was $192,634 and $160,038, respectively, with a weighted average interest rate of 5.94% and 6.61%, respectively. As of September 30, 2026, the Company had $192,000 outstanding under the Revolving Funding Facility II at a weighted average interest rate of 5.98%.

Senior Unsecured Notes

As of September 30, 2026, the Company had $275,000 aggregate principal amount of senior unsecured notes (the “Notes”).

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

The table below sets forth a summary of the key terms of each series of Notes outstanding at September 30, 2026.

	Principal		Estimated
	Outstanding	Unamortized	Fair Value	Fixed
	September 30,	Issuance	September 30,	Interest
Series	2026	Costs	2026	Rate	Maturity
A	$25,000	$59	$25,833	8.65%	6/30/2027
B	50,000	224	52,531	8.74%	6/30/2028
C	40,000	226	40,837	SOFR + 2.32%	6/30/2028
D	60,000	339	59,871	5.80% (1)	6/30/2028
E	100,000	1,111	97,547	6.15% (2)	10/15/2030
	$275,000	$1,959	$276,619

(1) The effective interest rate including the effects of the interest rate swap is SOFR + 2.37%.

(2) The effective interest rate including the effects of the interest rate swap is SOFR + 2.6565%.

Holders of the fixed rate Series A, B, D and E Notes are entitled to receive cash interest payments semi-annually (on January 30 and July 30) at the fixed rate. Holders of the floating rate Series C Notes are entitled to receive cash interest payments quarterly (on January 30, April 30, July 30 and October 30) at the floating rate. As of September 30, 2026, the weighted average interest rate on the outstanding Notes was 6.77%. After giving effect to the interest rate swap, the weighted average interest rate on the outstanding Notes was 6.99%.

As of September 30, 2026, the Notes were rated “BBB” by Kroll Bond Rating Agency (“KBRA”). The Company is required to maintain a current rating from one rating agency with respect to the Notes. In the event the Company does not maintain a current rating from a rating agency for a specified period of time or the credit rating on the Notes falls below “BBB-” (a “Below Investment Grade Event”), the interest rate per annum on the Notes will increase by 1.0% during the period the Notes are rated below “BBB-”. In the event the Company’s Secured Debt Ratio exceeds 55% (a “Secured Debt Ratio Event”), the interest rate per annum on the Notes will increase by 1.5% during the period the ratio is above the stated percentage. If a Below Investment Grade Event and a Secured Debt Ratio Event is continuing at the same time the aggregate increase in interest rate per annum will not exceed 2.0%.

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

At September 30, 2026, the Company was in compliance with all covenants under the Notes agreements.

As a result of the Company’s designation of the interest rate swaps as hedging instruments in qualifying fair value hedge accounting relationships, the Company is required to fair value the hedging instruments and the related hedged items, with the changes in the fair value of each being recorded in interest expense. The net losses related to the fair value hedges were approximately zero for the nine months ended September 30, 2026, which are included in “Interest expense” in the Company’s consolidated statement of operations. The balance sheet impact of fair valuing the interest rate swaps as of September 30, 2026 is presented below. There was no interest rate swap activity for the period ended September 30, 2025.

			As of September 30, 2026
Description	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Amounts
Interest rate swap	60,000	6/30/2028	$-	$(1,395)	Accrued expenses and other liabilities
Interest rate swap	100,000	10/15/2030	-	(5,112)	Accrued expenses and other liabilities
			$-	$(6,507)

Debt obligations consisted of the following as of September 30, 2026 and December 31, 2025.

	September 30, 2026
	Aggregate Principal	Outstanding	Amount	Net Carrying
	Committed	Principal	Available(1)	Value(2)
Notes(3)	$275,000	$275,000	$-	$266,534
Corporate Credit Facility	475,000	162,000	313,000	159,296
Revolving Funding Facility	675,000	583,000	92,000	577,509
Revolving Funding Facility II	250,000	192,000	58,000	190,295
Total debt	$1,675,000	$1,212,000	$463,000	$1,193,634

(1)
The amounts available under the Company’s credit facilities do not reflect any limitations related to each borrowing base as of September 30, 2026.
(2)
The carrying value of the Notes, Corporate Credit Facility, Revolving Funding Facility and Revolving Funding Facility II are presented net of deferred financing costs totaling $11,859.
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
(3)
Net carrying value is inclusive of change in fair market value of effective hedges.

For the three and nine months ended September 30, 2026 and 2025, the components of interest expense were as follows:

	For the three months ended
	September 30, 2026	September 30, 2025
Interest expense	$19,594	$19,227
Amortization of debt issuance costs	1,130	980
Total interest expense	$20,724	$20,207
Average interest rate	6.5%	7.1%
Average borrowings	$1,240,717	$1,110,174

	For the nine months ended
	September 30, 2026	September 30, 2025
Interest expense	$55,826	$52,881
Amortization of debt issuance costs	3,367	2,835
Total interest expense	$59,193	$55,716
Average interest rate	6.6%	7.2%
Average borrowings	$1,185,877	$1,017,821

Note 7. Common Stock and Share Transactions

As of September 30, 2026, the Company had 100,000,000 shares of common stock authorized and 65,950,801 shares outstanding. As of September 30, 2026, KAPC Investment Holdings, L.P., a controlled affiliate of Kayne Anderson, owned 957,217 shares of the Company. These shares were purchased on May 22, 2024 in conjunction with the Company’s IPO.

Share Repurchase Plan

On May 21, 2024, the Company entered into a share repurchase plan, or the Company 10b5-1 Plan, to acquire up to $100,000 in the aggregate of the Company’s Common Stock at prices below the Company’s net asset value per share over a specified period, in accordance with the guidelines specified in Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The Company 10b5-1 Plan was approved by the Board of Directors on March 6, 2024. The Company 10b5-1 Plan requires Morgan Stanley Corporation as the Company’s agent, to repurchase Common Stock on its behalf when the market price per share is below the most recently reported net asset value per share (including any updates, corrections or adjustments publicly announced by the Company to any previously announced net asset value per share, including any distributions declared). Under the Company 10b5-1 Plan, the volume of purchases would be expected to increase as the price of the Company’s Common Stock declines, subject to volume restrictions. The timing and amount of any share repurchases will depend on the terms and conditions of the Company 10b5-1 Plan, the market price of the Company’s Common Stock and trading volumes, and no assurance can be given that Common Stock will be repurchased in any particular amount or at all. The repurchase of shares pursuant to the Company 10b5-1 Plan is intended to satisfy the conditions of Rule 10b5-1 and Rule 10b-18 under the Exchange Act, and will otherwise be subject to applicable law, including Regulation M, which may prohibit repurchases under certain circumstances. The Company 10b5-1 Plan commenced on July 23, 2024.

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

For the nine months ended September 30, 2026, the agent has repurchased shares of common stock pursuant to the Company 10b5-1 Plan as follows:

			Approximate dollar	Approximate dollar
	Total number		value of shares that have	value of shares that may
	of shares	Average price	been purchased	yet be purchased
Period	repurchased	paid per share	under the plan	under the plan
January 1 - 31, 2026	528,149	$14.49	$7,651	$52,290
February 1 - 28, 2026	743,792	$13.91	10,350	$41,940
March 1 - 31, 2026	244,320	$13.85	3,384	$38,556
April 1 - 30, 2026	131,921	$14.29	1,885	$36,671
May 1 - 24, 2026	8,488	$14.62	124	$36,547
May 25 - 31, 2026	-	-	-	$100,000
June 1 - 30, 2026	124,952	$14.07	1,758	$98,242
July 1 - 31, 2026	157,252	$13.66	2,148	$96,094
August 1 - 31, 2026	70,782	$13.75	973	$95,121
September 1 - 30, 2026	37,727	$13.17	497	$94,624
Total stock repurchased	2,047,383		$28,770

Dividends and Dividend Reinvestment

The following tables summarize the dividends declared and payable by the Company for the nine months ended September 30, 2026 and 2025. For the nine months ended September 30, 2025, both the $0.10 per share dividend with a payment date of March 18, 2025 and June 24, 2025 were the final two of three special dividends declared by the Board of Directors in conjunction with the Company’s IPO in May 2024.

For the nine months ended September 30, 2026
Declaration date	Record date	Pay date	Dividend per share
February 12, 2026	March 31, 2026	April 16, 2026	$0.40
May 5, 2026	June 30, 2026	July 16, 2026	0.40
August 5, 2026	September 30, 2026	October 16, 2026	0.40
Total dividends declared			$1.20

For the nine months ended September 30, 2025
Declaration date	Record date	Pay date	Dividend per share
May 8, 2024	March 3, 2025	March 18, 2025	$0.10
March 3, 2025	March 31, 2025	April 15, 2025	0.40
May 8, 2024	June 9, 2025	June 24, 2025	0.10
May 1, 2025	June 30, 2025	July 16, 2025	0.40
August 5, 2025	September 30, 2025	October 16, 2025	0.40
Total dividends declared			$1.40

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

The following tables summarize the amounts received and shares of common stock issued to shareholders pursuant to the Company’s dividend reinvestment plan (“DRIP”) for the nine months ended September 30, 2026 and 2025.

For the nine months ended September 30, 2026
Record date	Pay date	DRIP shares issued	DRIP value
December 31, 2025	January 16, 2026	-	$-
March 31, 2026	April 16, 2026	-	-
June 30, 2026	July 16, 2026	-	-
		-	$-

For the dividends paid on January 16, 2026, April 16, 2026 and July 16, 2026 noted above, the DRIP for each of these dividends was fulfilled through open market purchases of common stock.

For the nine months ended September 30, 2025
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

For the dividends paid on April 15, 2025, June 24, 2025 and July 16, 2025, the DRIP for each of these dividends was fulfilled through open market purchases of common stock.

Note 8. Commitments and Contingencies

The Company had an aggregate of $281,189 and $287,456, respectively, of unfunded commitments, including $170,262 and $171,137, respectively, of unfunded commitments on revolvers, to provide debt financing to its portfolio companies as of September 30, 2026 and December 31, 2025. These commitments are not reflected in the Company’s consolidated statement of assets and liabilities but are generally incorporated into the Company’s determination of its liquidity. Consequently, such commitments result in an element of credit risk in excess of the amount recognized in the Company’s consolidated statement of assets and liabilities.

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

A summary of the composition of the unfunded commitments as of September 30, 2026 and December 31, 2025 is shown in the table below.

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

	As of	As of
	September 30, 2026	December 31, 2025
Aegis Toxicology Sciences Corporation	1,154	5,769
AeriTek Global Holdings LLC	803	645
Alcami Corporation	2,974	1,232
Allcat Claims Service, LLC	17,407	17,407
Allentown, LLC	622	928
American Equipment Holdings LLC	4,091	5,479
Arborworks Acquisition, LLC	518	439
Aviation Concepts, LLC	13,127	13,127
Big Top Holdings, LLC	3,487	-
Bloomington Holdco, LLC (BW Fusion)	7,224	6,421
BLP Buyer, Inc. (Bishop Lifting Products)	3,635	862
Brightview, LLC	2,056	155
Carton Packaging Buyer, Inc. (Century Box)	1,566	1,993
CCFF Buyer, LLC (California Custom Fruits & Flavors, LLC)	8,106	9,284
CGI Automated Manufacturing, LLC	2,299	2,717
CI (MG) Group, LLC (Mariani Premier Group)	4,698	5,938
City Line Distributors LLC	2,530	2,530
CMT Intermediate Holdings, LLC (Capital Machine Technologies)	3,803	3,803
CREO Group Inc. (HMS Manufacturing)	1,104	1,043
Curio Brands, LLC	2,605	2,605
Del-Air Heating, Air Conditioning & Refrigeration, LLC	1,078	3,137
DISA Holdings Corp.	2,366	1,766
Diverzify Intermediate LLC	-	3,155
DRS Holdings III, Inc. (Dr. Scholl's)	310	310
ECS Opco 1, LLC (Spectrum Vascular)	1,533	2,540
Envirotech Services, LLC	6,746	6,746
Eppinger Technologies, LLC	317	632
Evaaro US Bidco, Inc. (Keg Logistics LLC)	4,272	-
Fastener Distribution Holdings, LLC	-	4,610
Foundation Consumer Brands, LLC	-	577
Fralock Buyer LLC	-	500
Gage CR Acquisition, LLC	6,258	6,258
Guardian Dentistry Practice Management, LLC	773	618
Gulf Pacific Acquisition, LLC	1,498	899
Gusmer Enterprises, Inc.	-	2,941
Home Brands Group Holdings, Inc. (ReBath)	525	2,099
I.D. Images Acquisition, LLC	2,020	2,020
IF&P Foods, LLC (FreshEdge)	2,176	1,626
Improving Acquisition, LLC	1,504	1,504
Integrated Dermatology, LLC	10,240	11,548
J&K Ingredients, LLC	1,890	1,890
KAMC Holdings, Inc. (Franklin Energy)	1,575	1,365
Krayden Holdings, Inc.	1,136	1,268
Lakewood Acquisition Corporation (R&B Wholesale)	6,728	10,305
LEM Buyer, Inc. (CFS Technologies Intermediate, Inc.)	-	1,885
Light Wave Dental Management, LLC	3,973	334
LSL Industries, LLC	5,224	5,224
MacNeill Pride Group Corp.	1,199	2,397
ML Buyer, LLC (Mama Lycha Foods, LLC)	3,732	3,193
Monza Purchaser, LLC (Smyth)	5,345	6,990

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

	As of	As of
	September 30, 2026	December 31, 2025
MRC Keystone Acquisition LLC (Automated Handling Solutions)	3,864	3,864
NMA Holdings, LLC (Neuromonitoring Associates)	5,844	6,687
OAO Acquisitions, Inc. (BearCom)	2,482	2,482
PGI Parent LLC (Prime Electric)	1,512	2,840
PH Beauty Holdings III, Inc.	2,009	2,009
Project Tahoe Acquisition Corp (Norton Packaging)	4,613	-
PMFC Holding, LLC	-	411
Quatro Parent, Inc. (S3 AeroDefense)	10,714	-
Redwood MSO, LLC (Smile Partners)	342	1,283
Refocus Management Services, LLC	1,652	5,999
Regiment Security Holdco, LLC (Regiment)	1,055	776
RMH Systems, LLC	4,246	7,964
Ruff Roofers Buyer, LLC	10,065	10,065
SGCP Intermediate, Inc. (SG Credit)	39,000	21,000
Speedstar Holding LLC	-	666
Sundance Holdings Group, LLC	-	377
Superior Intermediate LLC (Landmark Structures)	3,168	10,006
Tangent Technologies Holdings, LLC	1,615	-
Tapco Buyer LLC	2,380	10,120
Texas Coffee Holdco LLC	7,000	15,000
The Robinette Company	1,609	1,609
TL Atlas Merger Sub Corp. (Zep)	6,335	4,789
TG Parent Newco LLC (Trademark Global LLC)	240	480
TSSS Purchaser LLC (Total Safety)	8,198	-
United Titanium, LLC	4,343	4,343
US Masonry & Building Products Co. (f/k/a US Anchors Group, Inc.)	2,223	3,335
Workholding US Holdings, LLC (Forkardt Hardinge)	93	277
Worldwide Produce Acquisition, LLC	360	360
Total unfunded commitments	$281,189	$287,456

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2026 and December 31, 2025, management was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

Note 9. Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of September 30, 2026 and 2025, there were no dilutive shares.

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

The following table sets forth the computation of basic and diluted earnings per share of common stock for the three and nine months ended September 30, 2026 and 2025.

	For the three months ended		For the nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net increase (decrease) in net assets resulting from operations	$6,609	$24,613	$34,567	$71,738
Weighted average shares of common stock outstanding - basic and diluted	66,041,019	70,430,331	66,506,862	70,852,621
Earnings (loss) per share of common stock - basic and diluted	$0.10	$0.35	$0.52	$1.01

Note 10. Financial Highlights

The following per share of common stock data has been derived from information provided in the unaudited financial statements. The following is a schedule of financial highlights for the nine months ended September 30, 2026 and 2025.

	For the nine months ended September 30,
	(amounts in thousands, except share and per share amounts)
Per Common Share Operating Performance (1)	2026	2025
Net Asset Value, Beginning of Period	$16.32	$16.70

Results of Operations:
Net Investment Income (Loss)	1.30	1.23
Net Realized and Unrealized Gain (Loss) on Investments(2)	(0.78)	(0.22)
Net Increase (Decrease) in Net Assets Resulting from Operations	0.52	1.01

Dividends to Common Stockholders
Dividends	(1.20)	(1.40)
Net Decrease in Net Assets Resulting from Dividends	(1.20)	(1.40)

Capital Share Transactions
Repurchase of Common Stock	0.07	0.03
Net Increase (Decrease) Resulting from Capital Share Transactions	0.07	0.03
Net Asset Value, End of Period	$15.71	$16.34
Per Share Market Value, End of Period	$12.56	$13.32

Shares Outstanding, End of Period	65,950,801	69,764,799

Ratio/Supplemental Data
Net assets, end of period	$1,036,262	$1,140,096
Weighted-average shares outstanding	66,506,862	70,852,621
Total Return based on net asset value(3)	5.0%	7.1%
Total Return based on market value(4)	(4.3)%	(11.9)%
Portfolio turnover	11.9%	19.5%
Ratio of operating expenses to average net assets before waivers(5)	10.7%	10.2%
Ratio of operating expenses to average net assets with waiver(5)	10.7%	9.9%
Ratio of net investment income (loss) to average net assets(5)	10.8%	10.0%

(1)
The per common share data was derived by using weighted average shares outstanding.

Kayne Anderson BDC, Inc.

Notes to Consolidated Financial Statements

(amounts in 000’s, except share and per share amounts)

(Unaudited)

(2)
Realized and unrealized gains and losses per share in this caption are balancing amounts necessary to reconcile the change in net asset value per share for the period and may not be consistent or reconcile with the aggregate gains and losses in the Consolidated Statement of Operations due to the timing of share transactions during the period. For the nine months ended September 30, 2026, includes less than $0.01 per share of deferred income tax expense on unrealized appreciation on investments.
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
(5)
Ratio is annualized.

Note 11. Segment Reporting

The Company operates through a single operating and reporting segment with an investment objective to generate both current income and capital appreciation through debt and equity investments. The CODMs are comprised of the Company’s co-chief executive officers and these CODMs assess the performance and make operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase in stockholders’ equity resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODMs utilize net income as a key metric in determining the amount of dividends to be distributed to the Company’s stockholders. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying consolidated balance sheet as “total assets” and the significant segment expenses are listed on the accompanying consolidated statement of operations.

Note 12. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the financial statements included herein. There have been no subsequent events that require recognition or disclosure in these financial statements except as described below.

On October 16, 2026, the Company paid a regular dividend of $0.40 per share to each common stockholder of record as of September 30, 2026 for a total dividend of $26,381.

On November 4, 2026, the Board of Directors of the Company declared a regular dividend to common stockholders in the amount of $0.40 per share. The regular dividend of $0.40 per share will be paid on January 19, 2027 to stockholders of record as of the close of business on December 31, 2026, payable in cash or shares of common stock of the Company pursuant to the Company’s Dividend Reinvestment Plan, as amended.

From October 1, 2026 to October 29, 2026, the Company’s agent repurchased 146,242 shares of common stock at an average price of $12.60 per share for a total amount of $1,842. As of October 29, 2026, $92,782 remains for repurchase under the Company’s current 10b5-1 Plan.

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

The Advisor executes on our investment objective by (1) accessing the established loan sourcing channels developed by KAPC, which includes an extensive network of private equity firms, other middle market lenders, financial advisors, intermediaries and management teams, (2) selecting investments within our middle market company focus, (3) implementing KAPC’s underwriting process and (4) drawing upon its experience and resources and the broader Kayne Anderson network. KAPC was established in 2011 and manages (directly and through affiliates) assets under management (“AUM”) of approximately $7.5 billion related to middle market private credit as of September 30, 2026.

Recent Developments

On October 16, 2026, we paid a regular dividend of $0.40 per share to each common stockholder of record as of September 30, 2026 for a total dividend of $26.4 million.

On November 4, 2026, our Board of Directors declared a regular dividend to common stockholders in the amount of $0.40 per share. The regular dividend of $0.40 per share will be paid on January 19, 2027 to stockholders of record as of the close of business on December 31, 2026, payable in cash or shares of our common stock pursuant to our Dividend Reinvestment Plan, as amended.

From October 1, 2026 to October 29, 2026, our agent repurchased 146,242 shares of common stock at an average price of $12.60 per share for a total amount of $1.8 million. As of October 29, 2026, $92.8 million remains for repurchase under our current 10b5-1 Plan.

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

As of September 30, 2026, we had investments in 100 portfolio companies with an aggregate fair value of approximately $2.2 billion, and unfunded commitments to these portfolio companies of $281 million, and our portfolio consisted of 92.5% first lien senior secured loans, 5.4% subordinated debt and 2.1% equity investments. As of September 30, 2026, the weighted average remaining term of our debt investments was 2.8 years based on principal amount.

As of September 30, 2026, 95.1% of our debt investments, based on principal amount, had floating interest rates. Our weighted average yields for debt investments were as follows:

	Excluding Non-Income Producing Debt Investments		Including Non-Income Producing Debt Investments
	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost
Total debt investments	10.3%	10.4%	10.0%	9.9%

As of September 30, 2026, our portfolio was invested across 25 different industries (Global Industry Classification “GICS”, Level 3 – Industry). The largest industries in our portfolio as of September 30, 2026 were Health Care Providers & Services, Commercial Services & Supplies, Distributors and Food Products, which represented, as a percentage of our portfolio of long-term investments, 13.5%, 11.4%, 11.0% and 10.3%, respectively, based on fair value. We are generalist investors and the mix of industries represented by our portfolio companies will vary over time.

As of September 30, 2026, our average position size based on total investment commitments (at the portfolio company level) was $25.9 million.

As of September 30, 2026, the weighted average and median last twelve months (“LTM”) EBITDA of our portfolio companies were $57.5 million and $38.0 million, respectively, based on fair value1,2

As of September 30, 2026, the weighted average loan-to-enterprise-value (“LTEV”) of our debt investments at the time of our initial investment was 42.7%, based on par1,2. LTEV represents the total par value of our debt investment relative to our estimate of the enterprise value of the underlying borrower.

As of September 30, 2026, we had debt investments on non-accrual status, which represented 3.6% and 5.4% of total debt investments at fair value and cost, respectively.

As of September 30, 2026, our portfolio companies’ weighted average leverage ratios and weighted average interest coverage ratios (the calculations of which are based on the most recent quarter end or latest available information from the portfolio companies) were 4.6x and 2.4x, respectively, based on fair value1,2

As of September 30, 2026, the percentage of our debt investments including at least one financial maintenance covenant was 98.2% based on fair value1,2

1.
Excludes debt investments on watch list, which represent 5.9% of the total fair value of debt investments as of September 30, 2026.

2.
Excludes opportunistic debt investments of BC CS 2, L.P. (Cuisine Solutions, Inc.) and SGCP Partners, Inc. (SG Credit), which represent 5.5% of the total fair value of debt investments as of September 30, 2026.

Our investment activity for the three months ended September 30, 2026 and 2025 is presented below (information presented herein is at par value unless otherwise indicated).

	For the three months ended September 30,
	2026	2025
	($ in millions)	($ in millions)
New investments:
Gross new investments commitments	$76.3	$295.5
Less: investment commitments sold down, exited or repaid(1)	(111.1)	(182.1)
Net investment commitments	$(34.8)	$113.4

Principal amount of investments funded(2):
Private credit investments	$91.2	$261.6
Preferred equity investments	-	-
Common equity investments	0.7	12
Total principal amount of investments funded	$91.9	$273.6

Principal amount of investments sold / repaid (2)(3):
Private credit investments	$(114.9)	$(73.5)
Broadly syndicated loans	-	(113.0)
Common equity investments	-	-
Total principal amount of investments sold or repaid	$(114.9)	$(186.5)

Number of new private credit debt investment commitments	10	13
Average new private credit debt investment commitment amount	$7.6	$21.8
Number of new broadly syndicated loan commitments	-	-
Average new broadly syndicated loan commitment amount	$-	$-
Weighted average maturity for new debt investment commitments(4)	5.2 years	4.7 years
Percentage of new debt investment commitments at floating rates	98.7%	59.8%
Percentage of new debt investment commitments at fixed rates	1.3%	40.2%
Weighted average interest rate of new private credit debt investment commitments(5)	9.4%	10.3%
Weighted average interest rate of new broadly syndicated loan commitments(5)	0.0%	0.0%
Weighted average interest rate on debt investments sold or paid down(6)	9.9%	8.4%

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
(5)
Based on the rate in effect at September 30, 2026 per our Consolidated Schedule of Investments for new income- producing debt commitments entered into during the quarter.
(6)
Based on the underlying rate if still held at September 30, 2026. For those investments sold or paid down in full during the quarter, based on the rate in effect at the time of sale or paid down.

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

The table below sets forth our fair value of debt investments and number of portfolio companies, including percentage of each total, that are on watch list as of September 30, 2026 and December 31, 2025.

As of September 30, 2026				As of December 31, 2025
Fair Value		Number of		Fair Value		Number of
($ in millions)%		Companies	%	($ in millions)%		Companies	%
$128.5	5.9%	12	12.0%	$110.1	5.1%	9	8.4%

We use Global Industry Classification Standards (GICS), Level 3 – Industry, for classifying the industry groupings of our portfolio companies. The table below describes long-term investments by industry composition based on fair value as of September 30, 2026 and December 31, 2025.

	September 30, 2026	December 31, 2025
Health care providers & services	13.5%	10.8%
Commercial services & supplies	11.4%	11.9%
Distributors (Trading companies & distributors)	11.0%	11.9%
Food products	10.3%	10.5%
Containers & packaging	9.5%	9.1%
Professional services	6.3%	6.6%
Machinery	5.7%	6.9%
Financial services(1)	5.3%	4.8%
Chemicals	4.0%	3.7%
Leisure products	2.8%	2.6%
Building products	2.5%	1.6%
Household products	2.4%	2.4%
Personal care products	2.3%	1.1%
IT services	1.6%	1.6%
Automobile components	1.4%	1.7%
Aerospace & defense	1.4%	3.8%
Wireless telecommunication services	1.3%	1.5%
Electrical equipment	1.1%	-%
Health care equipment & supplies	1.1%	1.1%
Textiles, apparel & luxury goods	1.0%	1.8%
Insurance	1.0%	1.0%
Biotechnology	0.9%	0.6%
Household durables	0.9%	0.9%
Diversified consumer services	0.8%	0.8%
Consumer staples distribution & retail	0.5%	-%
Diversified telecommunication services	-%	0.2%
Pharmaceuticals	-%	0.3%
Specialty retail	-%	0.8%
	100.0%	100.0%

(1)
Includes our debt and equity investment in SGCP Partners, Inc. (SG Credit), through investments in SGCP Intermediate, Inc. and SGCP Holdings, LLC, an asset based lending platform company, where the Company has a minority investment.

Results of Operations

For the three and nine months ended September 30, 2026 and 2025, our total investment income was derived from our portfolio of investments.

The following table represents the operating results for the three and nine months ended September 30, 2026 and 2025.

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
	($ in millions)	($ in millions)	($ in millions)	($ in millions)
Total investment income	$59.0	$61.3	$172.0	$173.9
Less: Net expenses	(28.8)	(31.3)	(85.3)	(86.4)
Net investment income	30.2	30.0	86.7	87.5
Net realized gains (losses) on investments	(14.9)	(0.0)	(29.4)	0.5
Net change in unrealized gains (losses) on investments	(8.5)	(5.0)	(22.1)	(15.0)
Income tax (expense) benefit on unrealized appreciation/depreciation on investments	(0.2)	(0.4)	(0.6)	(1.3)
Net increase (decrease) in net assets resulting from operations	$6.6	$24.6	$34.6	$71.7

Investment Income

Investment income for the three and nine months ended September 30, 2026, totaled $59.0 million and $172.0 million, respectively, and consisted primarily of interest income on our debt investments. For the three and nine months ended September 30, 2026, we had $2.9 million and $9.6 million, respectively, of PIK interest included in interest income. Additionally, for the three and nine months ended September 30, 2026, $1.7 million and $2.6 million, respectively, of non-recurring interest income (e.g., prepayment premiums and accelerated accretion of upfront loan origination fees from unscheduled paydowns, and amendment fees that are earned at closing) was included in interest income. For the nine months ended September 30, 2026, $2.2 million of the $9.6 million, relates to PIK interest income recognized on our debt investments in Arborworks Acquisition, LLC following our change from non-accrual to accrual status for this investment in the first fiscal quarter of 2026.

Investment income for the three and nine months ended September 30, 2025 totaled $61.3 million and $173.9 million, respectively, and consisted primarily of interest income on our debt investments. For the three and nine months ended September 30, 2025, we had $2.1 million and $4.5 million, respectively, of PIK interest included in interest income. Additionally, for the three and nine months ended September 30, 2025, $1.5 million and $3.4 million, respectively, of non-recurring interest income was included in interest income.

Expenses

Operating expenses for the three and nine months ended September 30, 2026 and 2025 were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
	($ in millions)	($ in millions)	($ in millions)	($ in millions)
Interest and debt financing expenses	$20.7	$20.2	$59.2	$55.7
Management fees	5.7	5.6	16.6	16.1
Incentive fees	1.2	4.4	6.2	13.4
Directors fees	0.2	0.1	0.5	0.5
Other operating expenses	1.0	1.0	2.8	2.8
Total expenses	28.8	31.3	85.3	88.5
Management fee waiver	-	-	-	(2.1)
Net expenses	$28.8	$31.3	$85.3	$86.4

Net Realized Gains (Losses) on Investments

During the three and nine months ended September 30, 2026, we had realized losses of $14.9 million and $29.4 million, respectively, on our investments. In February 2026, we completed a restructure of our debt investment in Regiment Security Partners LLC whereby our existing first lien senior secured debt was exchanged for new debt that included a tranche of last out first lien senior secured debt, and we recognized a $2.0 million realized loss as a result of the debt restructure. Additionally, during the first fiscal quarter of 2026, we recognized a $0.3 million realized loss due to the rotation out of one of our broadly syndicated loans. During the second fiscal quarter of 2026, we recognized a $9.4 million realized loss on our investment in Sundance Holdings Group, LLC for which the liquidation process was completed, and we recognized a $0.9 million loss on our investment in Diverzify Intermediate LLC whereby our existing first lien senior secured debt was exchanged for new debt that included a first lien last out tranche of debt. During the second fiscal quarter of 2026, we recognized a $1.9 million realized loss due to the rotation out of our four remaining broadly syndicated loans. Finally, during the three months ended September 30, 2026, we recognized a $14.9 million realized loss due to the restructure of American Soccer Company, Incorporated (SCORE), whereby a portion of our existing debt investment was exchanged for new debt investments and a preferred equity investment.

During the three and nine months ended September 30, 2025, we had realized losses of less than $0.1 million and realized gains of $0.5 million, respectively, on our investments.

Net Unrealized Gains (Losses) on Investments

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the three and nine months ended September 30, 2026 and 2025, net unrealized gains (losses) on our investment portfolio were comprised of the following:

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
	($ in millions)	($ in millions)	($ in millions)	($ in millions)
Unrealized gains on investments	$11.4	$9.3	$20.8	$19.7
Unrealized (losses) on investments	(19.9)	(14.3)	(42.9)	(34.7)
Net change in unrealized gains (losses) on investments	$(8.5)	$(5.0)	$(22.1)	$(15.0)

For the three and nine months ended September 30, 2026, we had a deferred income tax expense of $0.2 million and $0.6 million, respectively, related to our net unrealized gain on our investments in KABDC Corp, LLC, a wholly owned subsidiary, that has elected to be treated as a corporation for U.S. tax purposes. For the three and nine months ended September 30, 2025, we had a deferred income tax expense of $0.4 million and $1.3 million, respectively. In addition, as of September 30, 2026, our net deferred tax liability of $3.0 million is included in accrued expenses and other liabilities of our Consolidated Statement of Assets and Liabilities.

For the three-month periods ended September 30, 2026 and 2025, the top five largest contributors to the change in unrealized gains and the top five largest contributors to the change in unrealized losses on investments, and the remaining unrealized gains and losses from other portfolio companies, are presented in the following tables.

For the three months ended
September 30, 2026
($ in millions)
Portfolio Company
American Soccer Company, Incorporated (SCORE)	$5.4
Regiment Security Holdco, LLC (Regiment)	1.9
SGCP Intermediate, Inc. (SG Credit)	0.5
RMH Systems, LLC	0.5
East West Manufacturing, LLC	0.5
Other portfolio companies unrealized gains	2.6
Other portfolio companies unrealized (losses)	(8.7)
Bloomington Holdings, LP (BW Fusion)	(0.7)
4 Over International, LLC	(1.4)
LEM Buyer, Inc. (CFS Technologies Intermediate)	(1.8)
Siegel Egg Co., LLC	(2.4)
Centerline Communications, LLC	(4.9)
Total Change in Unrealized Gain (Loss), net	$(8.5)

For the three months ended
September 30, 2025
($ in millions)
Portfolio Company
SGCP Intermediate, Inc. (SG Credit)	$1.9
Arborworks Acquisition, LLC	1.3
Integrated Dematology LLC	0.6
Dusk Acquisition II Corporation (Motors & Armatures, Inc. - MARS)	0.4
J&K Ingredients, LLC	0.3
Other portfolio companies unrealized gains	4.8
Other portfolio companies unrealized (losses)	(6.7)
BEL USA, LLC	(0.8)
Pixel Intermediate, LLC	(0.9)
TG Parent Newco LLC (Trademark Global LLC)	(1.5)
Siegel Egg Co., LLC	(1.6)
American Soccer Company, Incorporated (SCORE)	(2.8)
Total Change in Unrealized Gain (Loss), net	$(5.0)

For the nine months ended September 30, 2026 and 2025, the top five largest contributors to the change in unrealized gains and the top five largest contributors to the change in unrealized losses on investments, and the remaining unrealized gains and losses from other portfolio companies, are presented in the following tables.

For the nine months ended
September 30, 2026
($ in millions)
Portfolio Company
Sundance Holdings Group, LLC	$9.5
Regiment Security Holdco, LLC (Regiment)	2.3
NMA Holdings, LLC (Neuromonitoring Associates)	1.3
SGCP Intermediate, Inc. (SG Credit)	0.9
Arborworks Acquisition, LLC	0.7
Other portfolio companies unrealized gains	6.1
Other portfolio companies unrealized (losses)	(19.6)
BEL USA, LLC	(1.9)
4 Over International, LLC	(4.4)
Centerline Communications, LLC	(4.7)
Siegel Egg Co., LLC	(5.5)
American Soccer Company, Incorporated (SCORE)	(6.8)
Total Change in Unrealized Gain (Loss), net	$(22.1)

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

We finance our investments with leverage in the form of borrowings under credit facilities and issuances of senior unsecured notes. We also intend to further borrow under credit facilities and/or issue senior unsecured notes in the future in order to finance our investments. In accordance with the 1940 Act, we are required to meet a coverage ratio of total assets (less total liabilities other than indebtedness) to total borrowings and other senior securities (and any preferred stock that we may issue in the future) of at least 150%. As defined in the 1940 Act, a 150% asset coverage means that for every $100 of net assets we hold, we can raise $200 from borrowing and issuing senior securities. If this ratio declines below 150%, we cannot incur additional leverage and could be required to sell a portion of our investments to repay some leverage when it is disadvantageous to do so. As of September 30, 2026 and December 31, 2025, our asset coverage ratios were 186% and 198%, respectively. We currently intend to target asset coverage of 200% to 180% (which equates to a debt-to-equity ratio of 1.0x to 1.25x) but may alter this target based on market conditions.

Over the next twelve months, we expect that cash and cash equivalents, taken together with our available capacity under our credit facilities, will be sufficient to conduct anticipated investment activities. Beyond twelve months, we expect that our cash and liquidity needs will continue to be met by cash generated from our ongoing operations as well as financing activities.

As of September 30, 2026, we had $275 million Notes outstanding, $937 million borrowed under our credit facilities and cash and cash equivalents of $45.7 million (including investments in money market funds). As of that date, we had $463 million of undrawn commitments available on our credit facilities (subject to borrowing base restrictions and other conditions). As of October 29, 2026, we had $275 million Notes outstanding, $962 million borrowed under our credit facilities and cash and cash equivalents of $15.4 million (including investments in money market funds).

Senior Unsecured Notes

As of September 30, 2026, we had $275 million of senior unsecured notes outstanding, with $25 million of 8.65% Series A Notes due June 2027 (the “Series A Notes”), $50 million of 8.74% Series B Notes due June 2028 (the “Series B Notes”), $40 million of floating rate Series C Notes with an interest rate of SOFR plus 2.32% per annum due June 2028 (the “Series C Notes”), $60 million of 5.80% Series D Notes due June 2028 (the “Series D Notes”) and $100 million of 6.15% Series E Notes due October 2030 (the “Series E Notes”). We refer to all of these series of senior unsecured notes as, collectively, the “Notes”.

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

Contractual Obligations

A summary of our significant contractual principal payment obligations related to the repayment of our outstanding indebtedness at September 30, 2026 is as follows:

	Payments Due by Period ($ in millions)
		Less than			After
	Total	1 year	1-3 years	3-5 years	5 years
Senior Unsecured Notes	$275.0	$25.0	$150.0	$100.0	$-
Corporate Credit Facility	162.0	-	-	162.0	-
Revolving Funding Facility	583.0	-	-	583.0	-
Revolving Funding Facility II	192.0	-	-	192.0	-
Total contractual obligations	$1,212.0	$25.0	$150.0	$1,037.0	$-

Off-Balance Sheet Arrangements

As of September 30, 2026 and December 31, 2025, we had an aggregate $281.2 million and $287.5 million, respectively, of unfunded commitments, including $170.3 million and $171.1 million, respectively, of unfunded commitments on revolvers, to provide debt financing to our portfolio companies. Such commitments are generally subject to the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in our financial statements. Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not have any other off-balance sheet financings or liabilities.

Critical Accounting Estimates

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies, including those relating to the valuation of our investment portfolio, are described below. The critical accounting policies should be read in conjunction with our risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and in this Quarterly Report. See Note 2 to our consolidated financial statements for the nine months ended September 30, 2026, for more information on our critical accounting policies.

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

Controlled, Affiliated Investments. We hold investments in Siegel Egg Co., LLC and Siegel Parent, LLC, both collectively referred to as "Siegel Egg," and investments in Regiment Security Holdco, LLC (Regiment) and Riptide Security Holdco, LLC (Regiment), both collectively referred to as "Regiment", which are controlled, affiliated investments, as defined in the 1940 Act. See “Item 1. – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions” for further details.

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

Assuming that the consolidated statement of assets and liabilities as of September 30, 2026 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact ($ in millions) of hypothetical base rate changes in interest rate (considering interest rate floors for floating rate instruments). We do not include investments on non-accrual status and classified as non-income producing as of September 30, 2026 in this calculation.

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense(1)	Net Increase (Decrease) in Net Investment Income
Down 200 basis points	$(40.1)	$(22.7)	$(17.4)
Down 100 basis points	$(20.0)	$(11.4)	$(8.6)
Up 100 basis points	$20.0	$11.4	$8.6
Up 200 basis points	$40.1	$22.7	$17.4

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2026 (the end of the period covered by this report), we, including our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Co-Chief Executive Officers and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic United States Securities and Exchange Commission (the “SEC”) filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities (dollars in thousands, except share amounts)

On May 21, 2024, the Company entered into a share repurchase plan, or the Company 10b5-1 Plan, to acquire up to $100,000 in the aggregate of the Company’s Common Stock at prices below the Company’s net asset value per share over a specified period, in accordance with the guidelines specified in Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The Company 10b5-1 Plan was approved by the Board of Directors on March 6, 2024. The Company 10b5-1 Plan requires Morgan Stanley Corporation as the Company’s agent, to repurchase Common Stock on its behalf when the market price per share is below the most recently reported net asset value per share (including any updates, corrections or adjustments publicly announced by the Company to any previously announced net asset value per share, including any distributions declared). Under the Company 10b5-1 Plan, the volume of purchases would be expected to increase as the price of the Company’s Common Stock declines, subject to volume restrictions. The timing and amount of any share repurchases will depend on the terms and conditions of the Company 10b5-1 Plan, the market price of the Company’s Common Stock and trading volumes, and no assurance can be given that Common Stock will be repurchased in any particular amount or at all. The repurchase of shares pursuant to the Company 10b5-1 Plan is intended to satisfy the conditions of Rule 10b5-1 and Rule 10b-18 under the Exchange Act, and will otherwise be subject to applicable law, including Regulation M, which may prohibit repurchases under certain circumstances. The Company 10b5-1 Plan commenced on July 23, 2024.

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

During the nine months ended September 30, 2026, the Company repurchased 2,047,383 shares under the Company 10b5-1 Plan for a total of $28,770.

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

Kayne Anderson BDC, Inc.

Date: November 5, 2026		/s/ Douglas L. Goodwillie
	Name:	Douglas L. Goodwillie
	Title:	Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: November 5, 2026		/s/ Kenneth B. Leonard
	Name:	Kenneth B. Leonard
	Title:	Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: November 5, 2026		/s/ Terry A. Hart
	Name:	Terry A. Hart
	Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)